Form 10-Q
period 2018-09-30
Owl Rock Technology Finance Corp.
filed 2018-11-07
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-55977

OWL ROCK TECHNOLOGY FINANCE CORP.

(Exact name of Registrant as specified in its Charter)

Maryland	83-1273258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

As of November 6, 2018 the registrant had 10,834,900 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Technology Finance Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•

an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	an economic downturn could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•

our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

(Unaudited)

September 30, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $31,542)	$31,540
Cash	108,464
Subscription receivable	19,883
Interest receivable	197
Prepaid expenses and other assets	235
Total Assets	$160,319
Liabilities
Payables to affiliates	583
Management fee payable	199
Accrued expenses and other liabilities	429
Total Liabilities	1,211
Commitments and contingencies (Note 6)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 10,834,900 shares issued and outstanding	108
Additional paid-in-capital	159,856
Accumulated undistributed net investment income (loss)	(854)
Net unrealized gain (loss) on investments	(2)
Total Net Assets	159,108
Total Liabilities and Net Assets	$160,319
Net Asset Value Per Share	$14.68

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Period from July 12, 2018 (Inception) to September 30, 2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$200
Other income	—
Total investment income from non-controlled, non-affiliated investments:	200
Total Investment Income	200
Expenses
Initial organization	$319
Management fee	199
Professional fees	244
Directors' fees	65
Other general and administrative	227
Total Expenses	1,054
Net Investment Income (Loss)	(854)
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) from non-controlled, non-affiliated investments	$(2)
Total Net Change in Unrealized Gain (Loss) on Investments	(2)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(856)
Earnings (Loss) Per Share - Basic and Diluted	$(0.35)
Weighted Average Shares Outstanding - Basic and Diluted	2,426,523

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2018

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Healthcare technology
Bracket Intermediate Holding Corp.(4)(5)(6)	First lien senior secured loan	L + 4.25%	9/5/2025	$12,000	$11,940	$11,940	7.5%
Bracket Intermediate Holding Corp.(4)(5)(6)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,602	19,600	12.3%
				32,000	31,542	31,540	19.8%
Total non-controlled/non-affiliated portfolio company debt investments				32,000	31,542	31,540	19.8%
Total Investments				$32,000	$31,542	$31,540	19.8%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2018 was 2.40%.
(6)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

Period from July 12, 2018 (Inception) to September 30, 2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$(854)
Net change in unrealized gain (loss) on investments	(2)
Net Increase (Decrease) in Net Assets Resulting from Operations	(856)
Capital Share Transactions
Issuance of common shares	159,964
Net Increase in Net Assets Resulting from Capital Share Transactions	159,964
Total Increase in Net Assets	159,108
Net Assets, at beginning of period	—
Net Assets, at end of period	$159,108

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

Period from July 12, 2018 (Inception) to September 30, 2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(856)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(31,540)
Net amortization of discount on investments	(2)
Net change in unrealized (gain) loss on investments	2
Amortization of offering costs	26
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(197)
(Increase) decrease in prepaid expenses and other assets	(58)
Increase (decrease) in management fee payable	199
Increase (decrease) in payables to affiliate	583
Increase (decrease) in accrued expenses and other liabilities	429
Net cash used in operating activities	(31,414)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	140,081
Offering costs paid	(203)
Net cash provided by financing activities	139,878
Net increase (decrease) in cash	108,464
Cash, beginning of period	—
Cash, end of period	$108,464

Supplemental and Non-Cash Information
Subscription receivable	$19,883

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Owl Rock Technology Finance Corp. (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company intends to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest in a broad range of established and high growth technology and life sciences-related companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.  Within each industry or sector, the Company intends to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On September 24, 2018, the Company formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company.

Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). If the Company has not consummated a listing of its common shares on a national securities exchange (an “Exchange Listing”) by the earlier of the (i) five year anniversary of the final closing and (ii) the seven year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

As of August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In September 2018, the Company made its first portfolio company investment.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, pursuant to the requirements on Form 10-Q under Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018 and commenced operations on August 10, 2018. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash

Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

•	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

The Company conducts this valuation process on a quarterly basis.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, no investments are on non-accrual status.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities and are amortized over a twelve-month period beginning with commencement of operations. Expenses for any additional offerings are deferred and amortized as incurred. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are generally expected to be reimbursed by the Company’s portfolio companies, are typically deferred until the transaction is consummated and are recorded in prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and are included as a component of the investment’s cost basis.

Cash advances received in respect of transaction-related expenses are recorded as cash with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code beginning with its taxable period ending December 31, 2018. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, shareholders will be taxed as though they received a distribution of some of the expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If we do not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2018.

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (subtopic 820): Changes to the Disclosure Requirements for Fair Value Measurement, an update to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by U.S. GAAP. The amendments in ASU No. 2018-13 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.

The application of the aforementioned updated guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On August 10, 2018, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain organization costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

The Company reimburses the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until August 9, 2020 and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Administrator.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office”, financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the period ended September 30, 2018, the Company incurred expenses of approximately $0.1 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

On August 10, 2018, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until August 9, 2020 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Investment Advisory Agreement may be terminated by the vote of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board.  In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

The management fee (“Management Fee”) is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the Management Fee is payable at an annual rate of 0.90% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that no Management Fee will be charged on the value of gross assets (excluding cash and cash- equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act; plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the Management Fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during the relevant calendar quarters. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the period ended September 30, 2018, management fees were $0.2 million.

Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the initial closing date, and equals (i) prior to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate”, until the Adviser has received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to an Exchange Listing, 10% on all pre- Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to an Exchange Listing, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to an Exchange Listing, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.

The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to an Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the initial closing date for all of the Company’s investments made prior to the initial closing date will be equal to the fair value of such investments as of the last day of the calendar quarter in which the initial closing date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There was no incentive fee for the period ended September 30, 2018.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with ORCA and Owl Rock Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which are BDCs advised by ORCA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

License Agreement

On August 10, 2018, the Company has entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments at fair value and amortized cost consisted of the following as of September 30, 2018:

	September 30, 2018
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,940	$11,940
Second-lien senior secured debt investments	19,602	19,600
Total Investments	$31,542	$31,540

The industry composition of investments based on fair value as of September 30, 2018 was as follows:

September 30, 2018
Healthcare technology	100.0%
Total	100.0%

The geographic composition of investments based on fair value as of September 30, 2018 was as follows:

September 30, 2018
United States:
Northeast	100.0%
Total	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2018:

	Fair Value Hierarchy as of September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$11,940	$11,940
Second-lien senior secured debt investments	—	—	19,600	19,600
Total Investments at fair value	$—	$—	$31,540	$31,540

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period ended September 30, 2018:

	As of and for the Period from July 12, 2018 (Inception) to September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	11,940	19,600	31,540
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	—	(2)	(2)
Net amortization of discount on investments	—	2	2
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$11,940	$19,600	$31,540

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the period ended September 30, 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Period from July 12, 2018 (Inception) to September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	(2)
Total Investments	$(2)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,940	Recent Transaction	Transaction Price	99.5%	Increase
Second-lien senior secured debt investments	$19,600	Recent Transaction	Transaction Price	98.0%	Increase

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers,

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions typically would be used.

Note 6. Commitments and Contingencies

Investor Commitments

As of September 30, 2018, the Company had $0.6 billion in total Capital Commitments from investors ($0.4 billion undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock. Subsequent to September 30, 2018, the Company entered into $0.2 billion of Subscription Agreements with investors, which increased the Capital Commitments to $0.8 billion ($0.6 billion undrawn).

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2018, management was not aware of any pending or threatened litigation.

Note 7. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, the Company issued 100 common shares for $1,500 to Owl Rock Technology Adviser LLC, which subsequently became the Company’s Adviser on August 10, 2018.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors.

During the period ended September 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 20, 2018	August 30, 2018	2,666,667	$40.0
September 13, 2018	September 26, 2018	8,168,133	120.0
Total		10,834,800	$160.0

Dividend Reinvestment

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the period ended September 30, 2018:

($ in thousands, except per share amounts)	Period from July 12, 2018 (Inception) to September 30, 2018
Increase (decrease) in net assets resulting from operations	$(856)
Weighted average shares of common stock outstanding—basic and diluted	2,426,523
Earnings (loss) per common share-basic and diluted	$(0.35)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Financial Highlights

The following are the financial highlights for a common share outstanding during the period ended September 30, 2018:

($ in thousands, except share and per share amounts)	Period from July 12, 2018 (Inception) to September 30, 2018
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss)(1)	(0.35)
Net realized and unrealized gain (loss) on investments(1)	—
Total from operations	(0.35)
Issuance of common stock	15.03
Total increase in net assets	14.68
Net asset value, end of period	$14.68
Shares outstanding, end of period	10,834,900
Total Return(2)	(2.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(3)	6.6%
Ratio of net investment income to average net assets(3)	(4.8)%
Net assets, end of period	$159,108
Weighted-average shares outstanding	2,426,523
Total capital commitments, end of period	$593,550
Ratio of total contributed capital to total committed capital, end of period	27.0%
Portfolio turnover rate	N/A
Year of formation	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(3)	The ratio reflects annualized amounts, from August 10, 2018 (commencement of operations) through September 30, 2018, except in the case of non-recurring expenses (e.g. initial organization expenses).
N/A	Not applicable.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10 filed with the SEC on August 10, 2018, as amended. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Technology Finance Corp. (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on July 12, 2018. We were formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We intend to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “1940 Act”). Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of seven directors, four of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2018, we had $0.6 billion in total Capital Commitments from investors. If we have not consummated a listing of our common shares on a national securities exchange (an “Exchange Listing”) by the earlier of the (i) five year anniversary of the final closing and (ii) the seven year anniversary of the Initial Closing, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities will be conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example the Company and the Adviser entered into a dealer manager agreement with Owl Rock Capital Securities LLC (“Owl Rock Securities”) pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments and the Company entered into a placement agent agreement with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities. Owl Rock Securities, an affiliate of Owl Rock, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Owl Rock Capital Advisors LLC, an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA”), an affiliate of the Adviser, services as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA and ORPFA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending LLC is intended to originate loans to borrowers headquartered in California.

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

In addition, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market and we have adopted a policy to invest, under normal circumstances at least 80% of the value of our total assets in “technology-related” business (as defined below).

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2018, our Adviser or its affiliates have originated $8.6 billion aggregate principal amount of investments across multiple industries, of which $7.3 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We intend to invest in a broad range of established and high growth technology and life sciences-related companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.  Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to middle market, technology-related companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2018, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity will also reflect the proceeds from sales of investments. We will recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statement of operations.

Expenses

Our primary operating expenses include the payment of the management fee, the incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses (including rent, office equipment and utilities) incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•	the cost of our organization and any offerings;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of the Common Stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
•

expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	escrow agent, transfer agent and custodial fees and expenses;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including certain travel expenses;
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;

•	the costs of any reports, proxy statements or other notices to Shareholders (including printing and mailing costs);
•	the costs of any Shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may only borrow $1 for investment purposes for every $1 of investor equity. The Adviser, as our sole initial Shareholder, has approved a proposal that allows us to reduce our asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors:

Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a reduction in activity from commercial and investment banks, and a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

Capital Markets Have Been Unable to Fill the Void Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, many technology companies are less able to access these markets for reasons including the following:

High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to technology companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – Loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. According to S&P Capital IQ, there was approximately $1.2 trillion of mergers and acquisitions activity in the technology and software industries from 2013 through 2017. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.07 trillion as of June 2018, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.5 trillion in 2017 and is expected to grow to more than $4.0 trillion by 2021. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies.

Compelling Business Models. We believe that the products and services that technology companies provide often have high switching costs and are fundamental to the operations and success of their customers. As a result, technology companies have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion.

Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.

We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry.

Portfolio and Investment Activity

As of September 30, 2018, based on fair value, our portfolio consisted of 37.9% first lien senior secured debt investments and 62.1% second lien senior secured debt investments.

As of September 30, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.3% and 9.3%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.3% and 9.3%, respectively.

As of September 30, 2018 we had investments in one portfolio company with an aggregate fair value of $31.5 million.

Our investment activity for the period ended September 30, 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Period from July 12, 2018 (Inception) to September 30, 2018
New investment commitments
Gross originations	$32,000
Less: Sell downs	—
Total new investment commitments	$32,000
Principal amount of investments funded:
First-lien senior secured debt investments	$12,000
Second-lien senior secured debt investments	20,000
Total principal amount of investments funded	$32,000
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	1
Average new investment commitment amount	$32,000
Weighted average term for new investment commitments (in years)	7.6
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments(2)	9.1%
Weighted average spread over LIBOR of new floating rate investment commitments	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.40% as of September 30, 2018.

As of September 30, 2018, our investments consisted of the following:

	September 30, 2018
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,940	$11,940
Second-lien senior secured debt investments	19,602	19,600
Total Investments	$31,542	$31,540

The table below describes investments by industry composition based on fair value as of September 30, 2018:

September 30, 2018
Healthcare technology	100.0%
Total	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2018:

September 30, 2018
United States:
Northeast	100.0%
Total	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2018 were as follows:

September 30, 2018
Weighted average total yield of portfolio	9.3%
Weighted average total yield of debt and income producing securities	9.3%
Weighted average interest rate of debt securities	9.0%
Weighted average spread over LIBOR of all floating rate investments	6.7%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other companies in the portfolio company’s industry; and
•	review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments with a rating of 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rate of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;
4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition.  In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition.  Most or all of the debt covenants are out of compliance and payments are substantially delinquent.  Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2018:

September 30, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%
2	31,540	100.0
3	—	—
4	—	—
5	—	—
Total	$31,540	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2018:

	September 30, 2018
($ in thousands)	Amortized Cost	Percentage
Performing	$31,542	100.0%
Non-accrual	—	—
Total	$31,542	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

The following table represents the operating results for the period ended September 30, 2018:

($ in millions)	Period from July 12, 2018 (Inception) to September 30, 2018
Total Investment Income	$0.2
Less: Expenses	1.1
Net Investment Income (Loss)	$(0.9)
Net change in unrealized gain (loss)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(0.9)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on August 7, 2018 and commenced investing activities in September 2018. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the period ended September 30, 2018 were as follows:

($ in millions)	Period from July 12, 2018 (Inception) to September 30, 2018
Interest from investments	$0.2
Total investment income	$0.2

Expenses

Expenses for the period ended September 30, 2018 were as follows:

($ in millions)	Period from July 12, 2018 (Inception) to September 30, 2018
Initial organization	$0.3
Management fee	0.2
Professional fees	0.3
Directors' fees	0.1
Other general and administrative	0.2
Total expenses	$1.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period ended September 30, 2018 we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the period ended September 30, 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

($ in millions)	Period from July 12, 2018 (Inception) to September 30, 2018
Net change in unrealized gain (loss) on investments	$—
Net change in unrealized gain (loss) on investments	$—

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser) and (iii) cash distributions to the holders of our shares.

We may from time to time enter into debt facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2018, taken together with our uncalled Capital Commitments of $0.4 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2018, we had $108.5 million in cash. During the period ended September 30, 2018, we used $31.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $31.5 million, partially offset by other operating activity of $0.1 million. Lastly, cash provided by financing activities was $139.9 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $139.9 million.

Equity

Subscriptions and Drawdowns

In connection with its formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, we issued 100 common shares for $1,500 to Owl Rock Technology Adviser LLC, which subsequently became our Adviser on August 10, 2018.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to its investors.

During the period ended September 30, 2018, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 20, 2018	August 30, 2018	2,666,667	$40.0
September 13, 2018	September 26, 2018	8,168,133	120.0
Total		10,834,800	$160.0

Dividend Reinvestment

With respect to distributions, we adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Off-Balance Sheet Arrangements

Investor Commitments

As of September 30, 2018, we had $0.6 billion in total Capital Commitments from our investors ($0.4 billion undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock. Subsequent to September 30, 2018, we entered into $0.2 billion of Subscription Agreements with investors, which increased the Capital Commitments to $0.8 billion ($0.6 billion undrawn).

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2018, management was not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates including Owl Rock Capital Corporation and Owl Rock Capital Corporation II in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10 filed with the SEC on August 10, 2018, as amended and in “ITEM 1A. RISK FACTORS.”

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investment for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•	The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820.  Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

•

investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and

•	net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code beginning with its taxable period ending December 31, 2018. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to its shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us not to be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

We do not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, shareholders may be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If we do not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of our affected expenses, including a portion of its management fees, will be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2018, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1.0	$-	$1.0
Up 200 basis points	$0.6	$-	$0.6
Up 100 basis points	$0.3	$-	$0.3
Down 100 basis points	$(0.3)	$-	$(0.3)
Down 200 basis points	$(0.5)	$-	$(0.5)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10, filed with the SEC on August 10, 2018, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 2,666,667 shares of the Company’s Common Stock for an aggregate offering price of $40 million. The sale closed on August 30, 2018.

On September 13, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 8,168,133 shares of the Company’s Common Stock for an aggregate offering price of $120 million. The sale closed on September 26, 2018.

These sales of Common Stock were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to investors.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

10.1

Investment Advisory Agreement between the Company and the Adviser, dated August 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.2

Administration Agreement between the Company and the Adviser, dated August 10, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.3	Dividend Reinvestment Plan effective as of August 10, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.4

Custody Agreement by and between the Company and State Street Bank and Trust Company, dated August 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.5

License Agreement between the Company and Owl Rock Capital Partners LP, dated August 10, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: November 6, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer