Form 10-K
period 2018-12-31
Owl Rock Technology Finance Corp.
filed 2019-02-27
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of December 31, 2018, there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s Common Stock, $0.01 par value per share, outstanding as of February 27, 2019, was 19,739,051.

Portions of the Registrant’s proxy statement relating to the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

Our Company

Owl Rock Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2018, our Adviser or its affiliates have originated $11.1 billion aggregate principal amount of investments across multiple industries, of which $9.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is a subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). We expect to leverage Owl Rock Capital Partners’ relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. The expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We anticipate that generally any equity or equity-linked securities we hold will be minority positions. The investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.

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

As of December 31, 2018, based on fair value, our portfolio consisted of 81.6% first lien senior secured debt investments, 7.4% second lien senior secured debt investments and 11.0% unsecured debt investments. As of December 31, 2018, 89.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2018 we had investments in 6 portfolio companies with an aggregate fair value of $262.8 million. As of December 31, 2018, our portfolio was invested across 6 different industries. The largest industries in our portfolio as of December 31, 2018 were Education and Professional services, which represented, as a percentage of our portfolio, 34.0% and 28.2%, respectively, based on fair value.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2018, the Company had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). Prior to the listing of our common stock on a national securities exchange (an

“Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five-year anniversary of the Final Closing and (ii) the seven-year anniversary of the Initial Closing. See “— The Private Offering.”

If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of our board of directors (the “Board”), the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its sole discretion.

To achieve our investment objective, we will leverage the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a subscription line revolving credit facility (the “Subscription Credit Facility”). We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser — Owl Rock Technology Advisors LLC

 Owl Rock Technology Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee.  The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette and Pravin Vazirani. The Adviser has limited operating history.  Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners.  The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORCA and ORPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, and ORCA serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II. ORPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P.

 Owl Rock Capital Corporation is a BDC and its investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk adjusted returns. Owl Rock Capital Corporation has $5.5 billion in total capital commitments from its investors of which $3.1 billion has been drawn, as of December 31, 2018.

 Owl Rock Capital Corporation II is a BDC and its investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk adjusted returns. Owl Rock Capital Corporation II is offering up to 264,000,000 shares of its common stock on a continuous basis through Owl Rock Capital Securities LLC (d/b/a Owl Rock Securities), its dealer manager and an affiliate of Owl Rock Capital Partners. Owl Rock Securities is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority and it is anticipated that Owl Rock Securities will also serve as the dealer manager for this private placement. As of December 31, 2018, Owl Rock Capital Corporation II had raised gross proceeds of approximately $449.0 million, including seed capital contributed by the Adviser in September 2016 from certain individuals and entities affiliated with the Adviser, and approximately $10.0 million in a private placement from certain individuals and entities affiliated with the Adviser.

In addition to Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock First Lien Master Fund, L.P., the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Owl Rock has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — we may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates subjecting our Adviser to certain conflicts of interest.”

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

Robust Demand for Debt Capital. According to S&P Capital IQ, there was approximately $1.2 trillion of mergers and acquisitions activity in the technology and software industries from 2013 through 2017. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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

Potential Competitive Advantages

We believe that the Adviser’s disciplined approach to origination, fundamental investment analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:

Dedicated Pool of Capital. From a deal sourcing perspective, having a pool of capital dedicated to technology investing should enable us to be a more relevant partner to sponsors and management teams who seek this type of financing for their deals.

Additionally, our dedicated industry focus will be supported by a team with a track record of success investing in technology businesses. The Adviser’s network of deep industry relationships creates a substantial information advantage that informs and augments its due diligence process. This unique positioning should further drive entrenchment with sponsors as the Adviser will typically be viewed as a value-added partner during the diligence and investment lifecycle of our businesses.

We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the space to be underserved and we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, the Adviser opened an office on the West Coast to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments.

Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries. The Investment Team is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs, and companies.

The Investment Team also maintains direct contact with banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of lending opportunities. We believe the Adviser’s ability to source through multiple channels allows us to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries and to be more selective investors.

Since its inception through December 31, 2018, the Adviser and its affiliates have sourced potential investment opportunities from over 320 private equity sponsors and venture capital firms and has originated $11.1 billion aggregate principal amount of investments. The Company believes that the Adviser will receive “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We intend to offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.

Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We intend to invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).

Disciplined Investment Philosophy. The Adviser intends to employ an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.

Active Portfolio Monitoring. The Adviser will closely monitor the investments in our portfolio and take a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser will receive and review detailed financial information from portfolio companies no less than quarterly and seek to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

Investment Selection

The Adviser expects to apply rigorous and established investment selection and underwriting criteria.  Although not exhaustive, the Adviser expects that our investments will typically have many of the following attributes:

•	Mission critical solutions: solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;

•	Market leadership positions: a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•	Strong quality of revenue: revenue streams with high degrees of visibility (contracted or re-occurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•	Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•	Attractive Unit Economics: strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.

Established Companies. We intend to invest in companies with established business models, products and customers and that have demonstrated, or have a plan to achieve, sound financial performance which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser does not intend to invest in start-up companies with speculative business plans.

Strong Competitive Position in Industry. The Adviser intends to analyze the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser will consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We will seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We will seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and cash flows.

Experienced Management Team. We will seek to invest in companies that have experienced management teams. We will also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.

Diversified Customer and Supplier Base. We will generally seek to invest in technology companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.

Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an IPO, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount, such that we are left with a smaller investment than what was reflected in our original commitment.

Financial Sponsorship. We may seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Investments in Different Portfolio Companies and End Markets. We will seek to invest broadly among portfolio companies and end markets, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard.

 Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser will source portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determine that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis, and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This memorandum is reviewed by the members of the Investment Team in charge of the potential investment. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee (as defined below). Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser will work with the management team or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

Portfolio Monitoring. The Adviser will monitor our portfolio companies on an ongoing basis. The Adviser will monitor the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other companies in the portfolio company’s industry;
•	attendance at, and participation in, board meetings; and
•	review of periodic financial statements and financial projections for portfolio companies.

Structure of Investments

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser will negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans.

o

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

o

“Last out” first-lien / unitranche loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first lien-loans rank below standalone first-lien loans.

•

Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.

•

Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Equity Investments

Our investment in a portfolio company may include an equity-linked interest, such as a warrant or profit participation right. In certain instances, we will also make direct equity investments, although those situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer. We anticipate that generally any equity or equity-linked securities we hold will be minority positions.

Investment Portfolio

As of December 31, 2018 we had investments in six portfolio companies with an aggregate fair value of $262.8 million. As of December 31, 2018, investments consisted of the following:

	December 31, 2018
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$214,274	$214,348
Second-lien senior secured debt investments	19,611	19,550
Unsecured debt investments	30,000	28,935
Total Investments	$263,885	$262,833

As of December 31, 2018 we had outstanding commitments to fund unfunded investments totaling $65.1 million.

The table below describes investments by industry composition based on fair value as of December 31, 2018:

December 31, 2018
Aerospace and defense	9.4%
Buildings and real estate	5.4
Education	34.0
Healthcare technology	12.0
Professional services	28.2
Transportation	11.0
Total	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2018:

December 31, 2018
United States:
Northeast	40.1%
South	39.5
West	20.4
Total	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2018, our asset coverage was 195%. See “Regulation as a Business Development Company – Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Debt obligations consisted of the following as of December 31, 2018:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of debt issuance costs of $2.4 million.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

In the future, we can be expected to incur such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

During the year ended December 31, 2018, we did not declare any distributions on shares of our common stock. On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

The number of shares to be issued to a shareholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares to implement the plan.

No action is required on the part of a registered shareholder to have cash dividends or other distributions reinvested in shares of our common stock. A registered shareholder is able to elect to receive an entire cash dividend or other distribution in cash by notifying the Adviser in writing so that such notice is received by the Adviser no later than ten days prior to the record date for distributions to the shareholders.

There are no brokerage charges or other charges to shareholders who participate in the plan.

The plan is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Competition

Our primary competitors in providing financing to middle market technology related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “ITEM 1A. RISK FACTORS — Risk Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

Investment Advisory Agreement

The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•	managing our assets in accordance with our investment objective, policies and restrictions;

•	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•	monitoring our investments;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

The Investment Advisory Agreement was approved by the Board on August 7, 2018, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Removal of Adviser

 The Adviser may be removed by the Board or by the affirmative vote of a Majority of the Outstanding Shares.

Compensation of Adviser

 We will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

 The Management Fee is payable quarterly in arrears. Prior to an Exchange Listing the Management Fee is payable at an annual rate of 0.90% of:

(i)	our average gross assets at the end of our two most recently completed calendar quarters, plus

(ii)	the average of any remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters;

provided, however, that no Management Fee will be charged on the value of our gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act.

Following an Exchange Listing, the Management Fee is payable at an annual rate of:

(i)

1.5% of our average gross assets that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears, and

(ii)

1.00% of our average gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears.

The Management Fee will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during the relevant calendar quarters and for any partial month or quarter. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Initial Closing Date, and equals (i) prior to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to an Exchange Listing, 10% on all pre- Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to an Exchange Listing, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to an Exchange Listing, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.

 Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the administration agreement we have entered into with the Adviser (the “Administration Agreement”) to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest (“PIK”) and zero coupon securities), accrued income that we may not have received in cash. The

Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

 To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter commencing with the first calendar quarter following the Initial Closing Date. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood that we will pay an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

 The following are graphical representations of the calculation of the income-related portion of the Incentive Fee:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Prior to an Exchange Listing

(expressed as a percentage of the value of net assets)

0%	1.5%	1.67%

← 0% →	← 100% →	← 10% →

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Subsequent to an Exchange Listing

(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the Initial Closing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Initial Closing Date to the end of each calendar year, and (ii) subsequent to an Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the Initial Closing Date for all of our investments made prior to the Initial Closing Date will be equal to the fair market value of such investments as of the last day of the calendar quarter in which the Initial Closing Date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser  (except to the extent specified in Section 36(b) of the U.S. Investment Company Act of 1940, as amended, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We will indemnify the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner or managing member (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. However, the Indemnified Parties shall not be entitled to indemnification in respect of, any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

On August 7, 2018, the Board held an in-person meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.

Under the terms of the Administration Agreement the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

The Administration Agreement provides that the Adviser and its affiliates' respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person's duties or reckless disregard of such person's obligations and duties under the Administration Agreement.

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

Placement Agent Agreement and Dealer Manager Agreement

On August 10, 2018, we entered into a placement agent agreement (the “Placement Agent Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”) pursuant to which employees of Owl Rock Securities may conduct placement activities in connection with our Private Offerings.  On November 6, 2018 we entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Owl Rock Securities pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments. Owl Rock Securities, is an affiliate of Owl Rock and is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. Fees paid pursuant to these agreements will be paid by our Adviser.

The Placement Agent Agreement may be terminated by either party thereto upon 30 days written notice to the other party. The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our directors who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution plan or the Dealer Manager Agreement or by vote a majority of the outstanding voting securities, on not more than 60 days’ written notice to Owl Rock Securities and the Adviser. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with ORCA and Owl Rock Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which are BDCs advised by ORCA, and/or other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

License Agreement

On August 10, 2018, we entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Owl Rock Capital Partners has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

Term

Prior to an Exchange Listing, if our Board determines that there has been a significant adverse change in our regulatory or tax treatment of our shareholders that in its judgment makes it inadvisable for us to continue in our present form, then the Board will endeavor to restructure or change our structure to preserve (insofar as possible) the overall benefits previously enjoyed by our shareholders as a whole or, if the Board determines it appropriate (and subject to any necessary shareholder approvals and applicable requirements of the 1940 Act), (i) cause us to change our form and/or jurisdiction of organization or (ii) cause our winding down and/or liquidation and dissolution.

If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

In the event of our liquidation, dissolution or winding up, each share of common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we paid or otherwise provide for all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “— Investment Advisory Agreement” and “— Administration Agreement.”

The Private Offering

We have entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the earlier of (i) an Exchange Listing and (ii) the end of the Commitment Period, shareholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions described in the subscription agreement.

If, during the Commitment Period, two of the four of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alan J. Kirshenbaum (each, a “Key Person”), (i) provide notice of resignation, resign, are terminated or are provided with notice of termination from the position of (1) in the case of Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, co-chief investment officer of the Adviser and (2) in the case of Alan J. Kirshenbaum, chief financial officer of the Adviser, (ii) die or are disabled or (iii) cease to be actively involved (1) in the case of Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, as a member of the Investment Committee or (2) in the case of Alan J. Kirshenbaum, as an officer of the Adviser, for any consecutive period exceeding 60 days, a “Key Person Event” will have occurred.  For purposes of this provision, the Adviser is permitted at any time to replace one of the Key Persons with a senior professional selected by the Adviser, provided that such replacement is approved by 75% of the outstanding shares of common stock.

A “Cause Event” will occur if, during the Commitment Period, an event constituting Cause occurs.  “Cause” means (A) any disqualification of a Key Person under Section 9(a) of the 1940 Act; (B) the conviction of (or plea of no contest by) any Key Person of a felony involving fraud, false statements or omissions, wrongful taking of property, bribery, perjury, forgery, counterfeiting, extortion, or conspiracy to commit such offenses; (C) the final judicial determination by a court of competent jurisdiction of fraud, willful misconduct or gross negligence by the Adviser or any Key Person in the performance of its obligations under the Investment Advisory Agreement; or (D) the conviction of (or a plea of no contest by) any Key Person or the Adviser of a violation of the substantive provisions of any U.S. federal or state securities law (other than any inadvertent or technical violation of any such law which has no material adverse impact on the Company or any other violation which has no material adverse impact on the Company).

Upon the occurrence of a Key Person Event or a Cause Event, we will send written notice of the Key Person Event or Cause Event, as applicable, to our shareholders within ten Business Days of such occurrence, the Commitment Period will automatically be suspended for 90 days (the “Interim Period”) and our shareholders will not be obligated to fund drawdowns to purchase shares of our common stock except for certain limited purposes. During the Interim Period we will convene a special meeting of shareholders for the purpose of determining whether the Commitment Period should be reinstated. If the proposal is approved by 75% of the outstanding shares of our common stock, and all of the independent members of the Board vote in favor the proposal, the Commitment Period will be reinstated and our shareholders will be obligated to fund drawdowns to purchase shares of our common stock as if a Key Person Event or Cause Event, as applicable, had never occurred. Otherwise, the Commitment Period will be deemed to have terminated upon the occurrence of the Key Person Event or Cause Event, as applicable.

Placement activities will be conducted by officers of the Company and the Adviser. In addition, the Company has entered and may, from time to time, enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company controlled by the Company.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Code of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;
•	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;
•

a trust that is subject to the supervision of a court within the U.S. and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is not a U.S. Shareholder or a partnership for U.S. tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation.

Taxation as a Regulated Investment Company

We intend to elect to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

If we fail to qualify for tax treatment as a RIC for any reason, we will be subject to U.S. federal income tax on our taxable income and gains at regular U.S. federal corporate tax rates.  We would not be able to deduct distributions to our shareholders, nor would they be required to be made. In order to qualify for tax treatment as a RIC for a subsequent taxable year, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our requalification for tax treatment as a RIC.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that it believes may have a negative impact on our clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so. The Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The Adviser’s proxy voting decisions are made by members of the Investment Committee who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Finance Corp., Attention: Chief Compliance Officer, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Technology Finance Corp. at (212) 419-3000.

Privacy Policy

We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not collect any non-public personal information other than certain biographical information which is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.

We may share information that we collect regarding an investor with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to investors. In addition, we may disclose information that we collect regarding an investor as required by law or in connection with regulatory or law enforcement inquiries.

Reporting Obligations

We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We have made available free of charge on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

Item 1A. Risk Factors.

Risks Related to Our Business

We have no operating history.

We are a new entity with no operating history and we have no financial information on which a prospective investor can evaluate an investment in us or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the Investment Team will increase the likelihood that the Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.

We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Defaults under our current borrowings or any future borrowing facility may adversely affect our business, financial condition, results of operations and cash flows.

Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Defaults under the Subscription Credit Facility could require shareholders to fund their remaining Capital Commitments without regard to the underlying value of their investment.

The Subscription Credit Facility is secured by a perfected first priority security interest in our right, title, and interest in and to the Capital Commitments of our investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. To the extent an event of default under the Subscription Credit Facility does occur, shareholders could be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Provisions in our current borrowings or any other future borrowings may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into or notes we issue may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Under the Subscription Credit Facility, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Investment Adviser an incentive to use leverage to make additional investments. See “—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed dollar claims on our assets that superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

Borrowings under the Subscription Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  Loans may be converted from one rate to another at any time at our election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments. The Subscription Credit Facility is secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. The Subscription Credit Facility contains customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-26.70%	-16.44%	-6.18%	4.08%	14.33%

________________

(1)

Assumes, as of December 31, 2018, (i) $588.2 million in total assets, (ii) $300.0 million in outstanding indebtedness, (iii) $286.7 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.9%.

See “ITEM .7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES” for more information regarding our borrowings.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Subscription Credit Facility matures on November 19, 2021. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. To the extent that we use leverage to partially finance our investments through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses.

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, generally, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage  ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may only borrow $1 for investment purposes for every $1 of investor equity. The Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. For additional information about the asset coverage requirements, see “Regulation — Senior Securities.” If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Because our business model depends to a significant extent upon the Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities.

If our Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We may compete for investments with other business development companies and investment funds (including registered investment companies, private equity funds and mezzanine funds), including Owl Rock Capital Corporation, Owl Rock Capital Corporation II, the Owl Rock First Lien Master Fund, L.P. and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately-owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders (or, prior to an Exchange Listing and during the 270 day lock-up period following an Exchange Listing, if shareholders representing at least a majority of votes cast when quorum is met, approve a proposal to do so), the Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our private offering and may use the net proceeds from our private offering in ways with which our investors may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended "trade wars" between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock and debt less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We do not currently have comprehensive documentation of our internal controls.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an Exchange Listing, lead to a decline in the market price of the Common Stock.

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES – INVESTMENTS AT FAIR VALUE.”

We are not limited with respect to the proportion of our assets that may be invested in a single issuer.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may fluctuate as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry in which we may invest significantly than a diversified investment company.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts;
•	outages due to idiosyncratic issues at specific service providers; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are exposed to risks associated with changes in interest rates.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

We intend to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

A natural disaster may also impact the operations of our portfolio companies, including the technology companies in our portfolio. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. Technology companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of the technology companies in our portfolio.

We may invest in technology companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

We may not realize any income or gains from our equity investments.

We may invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict.  We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock.  However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from our private offering. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates have limited experience managing a business development company.

Our Adviser and its affiliates have limited experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by the personnel of our Adviser and its affiliates. For example, under the 1940 Act, business development companies are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or tax treatment as a RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Adviser’s and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, make it more difficult for us to achieve our investment objective.

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services. In the event of an Exchange Listing, these fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser and its affiliates currently manage Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock First Lien Master Fund, L.P. and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our borrowers, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Adviser may act as placement agents or in similar capacities in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

The Adviser and its affiliates may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In those instances, a portfolio manager for our Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us.

In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio. In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with affiliated BDCs or funds that are also advised by the Adviser, such as Owl Rock Capital Corporation and Owl Rock Capital Corporation II, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, our Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with Owl Rock’s allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, the Adviser and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co invest with other funds managed by the Adviser or certain of its affiliates in transactions in which terms other than price are negotiated in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investments by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

Our Adviser’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”) including, but not limited to, Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate level income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by our Adviser may differ from those rendered to their other clients.

Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Risks Related to Our Investments

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

We may invest a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering (“IPO”). As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).

Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. companies in a broad range of technology related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with any “last out” first-lien loans in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk”. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

We expect our investments to be concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and the policy we expect to adopt to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.

Our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies were to fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

Our investments may be in portfolio companies that have limited operating histories and resources.

Our portfolio may include investments in companies that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation applicable to their given industry. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. We may lose our entire investment in any or all of our portfolio companies.

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO or merger and acquisition (“M&A”) opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

The inability of our portfolio companies to commercialize their technologies or create or develop commercially viable products or businesses would have a negative impact on our investment returns.

The possibility that our portfolio companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our investments. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related products and services often have a more limited market- or life-span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate, or raise additional capital, in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, or are required to devote significant resources to protecting their intellectual property rights, then our investments could be harmed.

Our success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral, if any, securing our investment. The portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that portfolio company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies

In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires, the technology fails to achieve its intended results or a new technology makes the intellectual property functionally obsolete. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover earned interest and principal in a foreclosure.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts.

Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•

Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•

For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•

The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and

•

In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our strategy focuses on investing primarily in the debt of privately owned U.S. companies in a broad range of technology related industries with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to obtain and maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. We also make debt investments in portfolio companies secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a business development company, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not currently, and do not expect in the future to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Many of our debt investments are based on floating interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We will not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•

foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;
•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•

the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•

deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.

We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We may invest in technology-related companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

Our investments in life sciences-related companies may be subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We intend to invest in life sciences-related that may be subject to extensive regulation by federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Life sciences-related portfolio companies may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a life sciences-related portfolio company and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•

may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

Because we have received the approval of our sole initial shareholder, we will be subject to 150% Asset Coverage.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may only borrow $1 for investment purposes for every $1 of investor equity. Because the Adviser, as our sole initial shareholder, has approved this proposal, the reduced asset coverage ratio is currently effective. Leverage is generally considered a speculative investment technique. See “— Risks Related to Our Business and Structure - To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, we may incur greater and indirect costs to engage in derivatives transactions or financial commitment transactions, and our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and the terms of our charter.  Shareholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our common stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to conduct an Exchange Listing. If we do undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and business development companies frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 500 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares. Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Certain provisions of our charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-

year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC tax treatment or business development company status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

The amount of any distributions we may make is uncertain. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering, borrowings and expense reimbursements from our Adviser, which is subject to recoupment. We have not established limits on the amount of funds we may use from such proceeds or borrowings or expense reimbursements to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock if the investor opts in to the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

The existence of a large number of outstanding shares and shareholders prior to an Exchange Listing could negatively affect our stock price.

The ability of our shareholders to liquidate their investments will be limited. If we were to conduct an Exchange Listing in the future, a large volume of sales of our shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The ability of our shareholders to liquidate their investments would be limited during the 270 day lock-up period following an Exchange Listing; however, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock, debt securities or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect certain members of the Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must satisfy an additional excise tax avoidance requirement with respect to each calendar year in order to minimize the excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level U.S. federal income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash, unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 399 Park Avenue, 38th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Until an Exchange Listing, our common stock will be offered and sold in transactions exempt from registration under Section 4(a)(2) and Regulation D of the Securities Act. There is not currently a public market for our common stock, nor can we give any assurance that one will develop.

Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) if such transfer is prior to an Exchange Listing, our Adviser consents to such transfer and (ii) the common stock is registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock for an indefinite period of time. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common stock may be made except by registration of the transfer on our books. Prior to an Exchange Listing, each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common stock and to execute such other instruments or certifications as we may reasonably require.

Dividends

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by Board in its discretion. During the year ended December 31, 2018, we did not declare any distributions on shares of our common stock. On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the period ended December 31, 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in millions, except per share amounts)	Period from July 12, 2018 (Inception) to December 31, 2018
Consolidated Statement of Operations Data
Income
Total investment income	$2.6
Expenses
Total expenses	4.7
Net investment income (loss)	(2.1)
Total change in net unrealized gain (loss) on investments	(1.1)
Increase (decrease) in net assets resulting from operations	$(3.2)
Earnings per common share – basic and diluted	$(0.34)

($ in millions, except per share amounts)	December 31, 2018
Consolidated Balance Sheet Data
Cash	$323.0
Investments at fair value	262.8
Total assets	588.2
Total debt (net of unamortized debt issuance costs)	297.6
Total liabilities	301.5
Total net assets	$286.7
Net asset value per share	$14.53
Other Data:
Number of portfolio companies	6
Distributions Declared Per Share	$-
Total return based on net asset value(1)	(3.2)%
Weighted average total yield of portfolio at fair value	8.0%
Weighted average total yield of portfolio at amortized cost	8.0%
Weighted average yield of debt and income producing securities at fair value	8.0%
Weighted average yield of debt and income producing securities at amortized cost	8.0%
Fair value of debt investments as a percentage of principal	98.5%

________________

(1)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of seven directors, four of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2018, we had $1.8 billion in total Capital Commitments from investors, of which $65.0 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities will be conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example, the Company and the Adviser entered into a dealer manager agreement with Owl Rock Capital Securities LLC (“Owl Rock Securities”) pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments and the Company entered into a placement agent agreement with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities. Owl Rock Securities, an affiliate of Owl Rock, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Owl Rock Capital Advisors LLC (“ORCA”), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA”), an affiliate of the Adviser, services as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA and ORPFA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2018, our Adviser or its affiliates have originated $11.1 billion aggregate principal amount of investments across multiple industries, of which $9.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2018, 89.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

•	the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•	the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot ensure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may only borrow $1 for investment purposes for every $1 of investor equity. On August 7, 2018, our Adviser, as our sole initial shareholder, has approved a proposal that allows us to reduce our asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

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

Robust Demand for Debt Capital. According to S&P Capital IQ, there was approximately $1.2 trillion of mergers and acquisitions activity in the technology and software industries from 2013 through 2017. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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

Portfolio and Investment Activity

As of December 31, 2018, based on fair value, our portfolio consisted of 81.6% first lien senior secured debt investments, 7.4% second lien senior secured debt investments and 11.0% unsecured debt investments.

As of December 31, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 8.0% and 8.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.0% and 8.0%, respectively.

As of December 31, 2018 we had investments in six portfolio companies with an aggregate fair value of $262.8 million.

Our investment activity for the period ended December 31, 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Period from July 12, 2018 (Inception) to December 31, 2018
New investment commitments
Gross originations	$332,000
Less: Sell downs	—
Total new investment commitments	$332,000
Principal amount of investments funded:
First-lien senior secured debt investments	$211,731
Second-lien senior secured debt investments	20,000
Unsecured debt investments	30,000
Total principal amount of investments funded	$261,731
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	6
Average new investment commitment amount	$55,333
Weighted average term for new investment commitments (in years)	6.6
Percentage of new debt investment commitments at floating rates	91.0%
Percentage of new debt investment commitments at fixed rates	9.0%
Weighted average interest rate of new investment commitments(2)	7.8%
Weighted average spread over LIBOR of new floating rate investment commitments	5.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.81% as of December 31, 2018.

As of December 31, 2018, our investments consisted of the following:

	December 31, 2018
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$214,274	$214,348
Second-lien senior secured debt investments	19,611	19,550
Unsecured debt investments	30,000	28,935
Total Investments	$263,885	$262,833

The table below describes investments by industry composition based on fair value as of December 31, 2018:

December 31, 2018
Aerospace and defense	9.4%
Buildings and real estate	5.4
Education	34.0
Healthcare technology	12.0
Professional services	28.2
Transportation	11.0
Total	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2018:

December 31, 2018
United States:
Northeast	40.1%
South	39.5
West	20.4
Total	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2018 were as follows:

December 31, 2018
Weighted average total yield of portfolio	8.0%
Weighted average total yield of debt and income producing securities	8.0%
Weighted average interest rate of debt securities	7.7%
Weighted average spread over LIBOR of all floating rate investments	5.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2018:

December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%
2	262,833	100.0
3	—	—
4	—	—
5	—	—
Total	$262,833	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2018:

	December 31, 2018
($ in thousands)	Amortized Cost	Percentage
Performing	$263,885	100.0%
Non-accrual	—	—
Total	$263,885	100.0%

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

Results of Operations

The following table represents the operating results for the period ended December 31, 2018:

($ in millions)	Period from July 12, 2018 (Inception) to December 31, 2018
Total Investment Income	$2.6
Less: Expenses	4.7
Net Investment Income (Loss)	$(2.1)
Net change in unrealized gain (loss) on investments	(1.1)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3.2)

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

Investment Income

Investment income for the period ended December 31, 2018 were as follows:

($ in millions)	Period from July 12, 2018 (Inception) to December 31, 2018
Interest income from investments	$2.6
Total investment income	$2.6

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Expenses

Expenses for the period ended December 31, 2018 were as follows:

($ in millions)	Period from July 12, 2018 (Inception) to December 31, 2018
Initial organization	$0.4
Management fees	2.1
Interest expense	0.5
Professional fees	0.9
Directors' fees	0.2
Other general and administrative	0.6
Total expenses	$4.7

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

For the period ended December 31, 2018 we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the period ended December 31, 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

($ in millions)	Period from July 12, 2018 (Inception) to December 31, 2018
Net change in unrealized gain (loss) on investments	$(1.1)
Net change in unrealized gain (loss) on investments	$(1.1)

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our credit facilities. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser) and (iii) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2018, our asset coverage ratio was 195%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2018, taken together with our uncalled Capital Commitments of $1.5 billion and available debt capacity of $50.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of December 31, 2018, we had $323.0 million in cash. During the period ended December 31, 2018, we used $263.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $262.8 million, partially offset by other operating activity of $0.7 million. Lastly, cash provided by financing activities was $586.6 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $289.0 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $297.6 million.

Equity

Subscriptions and Drawdowns

In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, we issued 100 common shares for $1,500 to Owl Rock Technology Advisors LLC, which subsequently became our Adviser on August 10, 2018.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a capital call notice to its investors.

During the period ended December 31, 2018, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 20, 2018	August 30, 2018	2,666,667	$40.0
September 13, 2018	September 26, 2018	8,168,133	120.0
November 26, 2018	December 7, 2018	8,904,151	129.9
Total		19,738,951	$289.9

Distributions

During the year ended December 31, 2018, we did not declare any distributions on shares of our common stock. On February 27, 2019, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

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

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2018:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of debt issuance costs of $2.4 million.

For the period ended December 31, 2018, the components of interest expense were as follows:

($ in thousands)	Period from July 12, 2018 (Inception) to December 31, 2018(1)
Interest expense	$349
Amortization of debt issuance costs	102
Total Interest Expense	$451
Average interest rate	5.91%
Average daily borrowings	$36,163

________________

(1)	Average reflects the period from November 19, 2018, the date of the agreement, through December 31, 2018.

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), Owl Rock Technology Finance Corp. (the “Company”) entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust

Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $350 million, subject to availability under the borrowing base, which is based on unused capital commitments.

On February 25, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $450 million, subject to availability under the borrowing base, which is based on unused capital commitments. The maximum principal amount of the Subscription Credit Facility may be further increased upon request of the Company up to $700 million, subject to customary conditions, and the Subscription Credit Facility also includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Subscription Credit Facility will mature upon the earliest of: (i) the date three (3) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s subscription agreements; (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s subscription agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility. At the Company’s option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

The Subscription Credit Facility is secured by a perfected first priority security interest in the Company’s right, title, and interest in and to the capital commitments of the Company’s private investors, including the Company’s right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Subscription Credit Facility contains customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests in the Company by investors must comply with certain sections of the Subscription Credit Facility and we shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018
($ in thousands)
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	$31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	5,203
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	9,914
Total Unfunded Portfolio Company Commitments		$65,057

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of December 31, 2018, we had $1.8 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $65.0 million is from an affiliate of our Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management was not aware of any pending or threatened litigation.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. RISK FACTORS.”

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2018, 89.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7.1	$9.0	$(1.9)
Up 200 basis points	$4.7	$6.0	$(1.3)
Up 100 basis points	$2.4	$3.0	$(0.6)
Down 100 basis points	$(2.4)	$(3.0)	$0.6
Down 200 basis points	$(4.4)	$(6.0)	$1.6

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Owl Rock Technology Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Owl Rock Technology Finance Corp. and its subsidiary (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, changes in net assets and cash flows for the period from July 12, 2018 (inception) to December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for the period from July 12, 2018 (inception) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodians and administrative agents. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2019

We have served as the Company’s auditor since 2018.

Owl Rock Technology Finance Corp.

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

December 31, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $263,885)	$262,833
Cash	323,035
Interest receivable	1,792
Prepaid expenses and other assets	575
Total Assets	$588,235
Liabilities
Debt (net of unamortized debt issuance costs of $2,445)	$297,555
Management fee payable	1,948
Payables to affiliates	916
Accrued expenses and other liabilities	1,106
Total Liabilities	301,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 19,739,051 shares issued and outstanding	$197
Additional paid-in-capital	287,922
Total distributable earnings (losses)	(1,409)
Total Net Assets	286,710
Total Liabilities and Net Assets	$588,235
Net Asset Value Per Share	$14.53

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

Period from July 12, 2018 (Inception) to December 31, 2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,561
Other income	44
Total investment income from non-controlled, non-affiliated investments:	2,605
Total Investment Income	2,605
Expenses
Initial organization	$397
Management fees	2,147
Interest expense	451
Professional fees	930
Directors' fees	194
Other general and administrative	600
Total Expenses	4,719
Net Investment Income (Loss)	(2,114)
Net Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) from non-controlled, non-affiliated investments	$(1,052)
Total Net Change in Unrealized Gain (Loss) on Investments	(1,052)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,166)
Earnings (Loss) Per Share - Basic and Diluted	$(0.34)
Weighted Average Shares Outstanding - Basic and Diluted	9,344,401

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Aerospace and defense
Space Exploration Technologies Corp.(4)(5)(8)(13)	First lien senior secured loan	L + 4.25%	11/21/2025	$25,000	$24,751	$24,750	8.6%
Buildings and real estate
Cheese Acquisition, LLC(4)(6)(8)(13)	First lien senior secured loan	L + 4.75%	11/28/2024	$14,416	$14,238	$14,235	5.0%
Cheese Acquisition, LLC(4)(8)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	4/19/2020	-	(172)	(39)	-%
Cheese Acquisition, LLC(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(56)	(57)	-%
				14,416	14,010	14,139	5.0%
Education
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(8)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	$85,258	$84,419	$84,407	29.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(8)(10)(12)(13)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	5,472	5,277	5,274	1.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	-	(97)	(99)	-%
				90,730	89,599	89,582	31.3%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(8)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	$11,970	$11,912	$11,880	4.1%
Bracket Intermediate Holding Corp.(4)(6)(8)(13)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,611	19,550	6.8%
				31,970	31,523	31,430	10.9%
Professional services
Gerson Lehrman Group, Inc.(4)(6)(8)(13)	First lien senior secured loan	L + 4.25%	12/12/2024	$74,797	$74,054	$74,049	25.8%
Gerson Lehrman Group, Inc.(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(52)	(52)	-%
				74,797	74,002	73,997	25.8%
Transportation
Uber Technologies, Inc.(8)(9)(13)(14)	Unsecured notes	7.50%	11/1/2023	$12,000	$12,000	$11,588	4.0%
Uber Technologies, Inc.(8)(9)(13)(14)	Unsecured notes	8.00%	11/1/2026	18,000	18,000	17,347	6.1%
				30,000	30,000	28,935	10.1%
Total non-controlled/non-affiliated portfolio company debt investments				266,913	263,885	262,833	91.7%
Total Investments				$266,913	$263,885	$262,833	91.7%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(7)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(8)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(9)	Level 2 investment.
(10)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $28.9 million or 10.1% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

Period from July 12, 2018 (Inception) to December 31, 2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$(2,114)
Net change in unrealized gain (loss) on investments	(1,052)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,166)
Capital Share Transactions
Issuance of common shares	289,876
Net Increase in Net Assets Resulting from Capital Share Transactions	289,876
Total Increase in Net Assets	286,710
Net Assets, at beginning of period	—
Net Assets, at end of period	$286,710

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

Period from July 12, 2018 (Inception) to December 31, 2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,166)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(264,133)
Proceeds from investments, net	290
Net amortization of discount on investments	(42)
Net change in unrealized (gain) loss on investments	1,052
Amortization of debt issuance costs	102
Amortization of offering costs	227
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,792)
(Increase) decrease in prepaid expenses and other assets	(41)
Increase (decrease) in management fee payable	1,948
Increase (decrease) in payables to affiliate	916
Increase (decrease) in accrued expenses and other liabilities	1,106
Net cash used in operating activities	(263,533)
Cash Flows from Financing Activities
Borrowings on debt	305,000
Payments on debt	(5,000)
Debt issuance costs	(2,547)
Proceeds from issuance of common shares	289,876
Offering costs paid	(761)
Net cash provided by financing activities	586,568
Net increase (decrease) in cash	323,035
Cash, beginning of period	—
Cash, end of period	$323,035

Supplemental and Non-Cash Information
Interest expense paid	$4

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

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier or an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

As of August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In September 2018, the Company made its first portfolio company investment.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018 and commenced operations on August 10, 2018. The Company’s fiscal year ends on December 31.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the straight-line method, which approximates the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2018.

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

In March 2017, the FASB issued ASU  2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU No. 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until August 9, 2020 and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the period ended December 31, 2018, the Company incurred expenses of approximately $0.6 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

For the period ended December 31, 2018, management fees were $2.1 million.

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

There was no incentive fee for the period ended December 31, 2018.

Dealer Manager Agreement

On November 6, 2018, the Company and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments in the Private Offerings. In addition, we have entered into a placement agent agreement (the “Placement Agent Agreement”) with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities.

Owl Rock Securities, an affiliate of Owl Rock (as defined below), is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. Fees paid pursuant to these agreements will be paid by the Adviser.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

License Agreement

On August 10, 2018, the Company entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2018:

	December 31, 2018
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$214,274	$214,348
Second-lien senior secured debt investments	19,611	19,550
Unsecured debt investments	30,000	28,935
Total Investments	$263,885	$262,833

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value as of December 31, 2018 was as follows:

December 31, 2018
Aerospace and defense	9.4%
Buildings and real estate	5.4
Education	34.0
Healthcare technology	12.0
Professional services	28.2
Transportation	11.0
Total	100.0%

The geographic composition of investments based on fair value as of December 31, 2018 was as follows:

December 31, 2018
United States:
Northeast	40.1%
South	39.5
West	20.4
Total	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2018:

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$214,348	$214,348
Second-lien senior secured debt investments	—	—	19,550	19,550
Unsecured debt investments	—	28,935	—	28,935
Total Investments at fair value	$—	$28,935	$233,898	$262,833

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period ended December 31, 2018:

	As of and for the Period from July 12, 2018 (Inception) to December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	214,533	19,600	234,133
Proceeds from investments, net	(290)	—	(290)
Net change in unrealized gain (loss)	74	(61)	13
Net amortization of discount on investments	31	11	42
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$214,348	$19,550	$233,898

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the period ended December 31, 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Period from July 12, 2018 (Inception) to December 31, 2018 on Investments Held at December 31, 2018
First-lien senior secured debt investments	$74
Second-lien senior secured debt investments	(61)
Total Investments	$13

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,880	Yield Analysis	Market Yield	7.5% (7.5%)	Decrease
	202,468	Recent Transaction	Transaction Price	98.8-99.0 (99.0)	Increase
Second-lien senior secured debt investments	$19,550	Yield Analysis	Market Yield	12.4% (12.4%)	Decrease

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions typically would be used.

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2018, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2018, the Company’s asset coverage was 195%.

Debt obligations consisted of the following as of December 31, 2018:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of debt issuance costs of $2.4 million.

For the period ended December 31, 2018, the components of interest expense were as follows:

($ in thousands)	Period from July 12, 2018 (Inception) to December 31, 2018(1)
Interest expense	$349
Amortization of debt issuance costs	102
Total Interest Expense	$451
Average interest rate	5.91%
Average daily borrowings	$36,163

________________

(1)	Average reflects the period from November 19, 2018, the date of the agreement, through December 31, 2018.

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), Owl Rock Technology Finance Corp. (the “Company”) entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $350 million, subject to availability under the borrowing base, which is based on unused capital commitments.

On February 25, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $450 million, subject to availability under the borrowing base, which is based on unused capital commitments. The maximum principal amount of the Subscription Credit Facility may be further increased upon request of the Company up to $700 million, subject to customary

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

conditions, and the Subscription Credit Facility also includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Subscription Credit Facility will mature upon the earliest of: (i) the date three (3) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s subscription agreements; (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s subscription agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility. At our option, the Stated Maturity Date may be extended by up to 364 days subject to satisfaction of customary conditions.

The Subscription Credit Facility is secured by a perfected first priority security interest in the Company’s right, title, and interest in and to the capital commitments of the Company’s private investors, including the Company’s right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Subscription Credit Facility contains customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests in the Company by investors must comply with certain sections of the Subscription Credit Facility and we shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018
($ in thousands)
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	$31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	5,203
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	9,914
Total Unfunded Portfolio Company Commitments		$65,057

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of December 31, 2018, the Company had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, the Company issued 100 common shares for $1,500 to Owl Rock Technology Advisors LLC, which subsequently became the Company’s Adviser on August 10, 2018.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a capital call notice to its investors.

During the period ended December 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
August 20, 2018	August 30, 2018	2,666,667	$40.0
September 13, 2018	September 26, 2018	8,168,133	120.0
November 26, 2018	December 7, 2018	8,904,151	129.9
Total		19,738,951	$289.9

Distributions

During the year ended December 31, 2018, the Board did not declare any distributions on shares of the Company’s common stock. On February 27, 2019, the Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2019, payable on or before May 15, 2019.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the period ended December 31, 2018:

($ in thousands, except per share amounts)	Period from July 12, 2018 (Inception) to December 31, 2018
Increase (decrease) in net assets resulting from operations	$(3,166)
Weighted average shares of common stock outstanding—basic and diluted	9,344,401
Earnings (loss) per common share-basic and diluted	$(0.34)

Note 10. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal period ended December 31, 2018 to undistributed taxable income at December 31, 2018:

($ in millions)	Period from July 12, 2018 (Inception) to December 31, 2018(1)
Increase (decrease) in net assets resulting from operations	$(3.2)
Adjustments:
Net unrealized gain (loss) on investments	1.1
Deferred organization costs	0.4
Other book-tax differences	0.2
Net operating losses	1.5
Taxable Income	$-

________________

(1)	Tax information for the fiscal period ended December 31, 2018 is estimated and is not considered final until the Company files its tax returns.

For the period ended December 31, 2018

During the period ended December 31, 2018, permanent differences were principally related to $1.5 million of non-deductible net operating losses and $0.3 million of non-deductible offering costs.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the period ended December 31, 2018:

($ in thousands, except share and per share amounts)	Period from July 12, 2018 (Inception) to December 31, 2018
Per share data:
Net asset value, beginning of period	$—
Net investment income (loss)(1)	(0.23)
Net realized and unrealized gain (loss) on investments(1)	(0.11)
Total from operations	(0.34)
Issuance of common stock	14.87
Total increase in net assets	14.53
Net asset value, end of period	$14.53
Shares outstanding, end of period	19,739,051
Total Return(2)	(3.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(3)	7.7%
Ratio of net investment income to average net assets(3)	(3.2)%
Net assets, end of period	$286,710
Weighted-average shares outstanding	9,344,401
Total capital commitments, end of period	$1,813,178
Ratio of total contributed capital to total committed capital, end of period	16.0%
Portfolio turnover rate	—%
Year of formation	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.
(3)	The ratio reflects annualized amounts, from August 10, 2018 (commencement of operations) through December 31, 2018, except in the case of non-recurring expenses (e.g. initial organization expenses).

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2018(1)	June 30, 2018(1)	September 30, 2018(1)	December 31, 2018
Investment income	$—	$—	$200	$2,405
Net expenses	—	—	1,054	3,665
Net investment income (loss)	—	—	(854)	(1,260)
Net realized and unrealized gains (losses) on investments	—	—	(2)	(1,050)
Increase (decrease) in net assets resulting from operations	$—	$—	$(856)	$(2,310)
Net asset value per share as of the end of the quarter	$—	$—	$14.68	$14.53
Earnings (loss) per share - basic and diluted	$—	$—	$(0.35)	$(0.17)

________________

(1)	The Company was formed on July 12, 2018 and commenced operations on August 10, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b)	Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)	Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)

Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on September 17, 2018).

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

Exhibit Number	Description of Exhibits
10.6

Revolving Credit Agreement dated November 19, 2018, between Owl Rock Technology Finance Corp. as the Initial borrower, Wells Fargo Bank, National Association, as the Administrative Agent, Letter of Credit Issuer and a Lender, and Wells Fargo Securities, LLC, as the Sole Bookrunner and the Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on November 21, 2018).

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: February 27, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on February 27, 2019.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn