Form 10-Q
period 2019-03-31
Owl Rock Technology Finance Corp.
filed 2019-05-08
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As May 8, 2019, the registrant had 31,577,441 shares of common stock, $0.01 par value per share, outstanding.

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

Owl Rock Technology Finance Corp.

Consolidated Statement of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $622,137 and $263,885, respectively)	$623,711	$262,833
Cash	426,700	323,035
Subscription receivable	2,906	—
Interest receivable	3,446	1,792
Prepaid expenses and other assets	971	575
Total Assets	$1,057,734	$588,235
Liabilities
Debt (net of unamortized debt issuance costs of $6,314 and $2,445, respectively)	$585,116	$297,555
Management fee payable	4,152	1,948
Distribution payable	1,437	—
Incentive fee payable	182	—
Payables to affiliates	576	916
Accrued expenses and other liabilities	2,085	1,106
Total Liabilities	$593,548	$301,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 31,577,441 and 19,739,051 shares issued and outstanding, respectively	$316	$197
Additional paid-in-capital	462,803	287,922
Total distributable earnings (losses)	1,067	(1,409)
Total Net Assets	464,186	286,710
Total Liabilities and Net Assets	$1,057,734	$588,235
Net Asset Value Per Share	$14.70	$14.53

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Three Months Ended March 31,
2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$8,978
Other income	145
Total investment income from non-controlled, non-affiliated investments:	9,123
Total Investment Income	9,123
Expenses
Interest expense	$2,436
Management fees	4,152
Incentive fees	182
Professional fees	743
Directors' fees	133
Other general and administrative	432
Total Expenses	8,078
Net Investment Income (Loss) Before Taxes	1,045
Excise tax expense	5
Net Investment Income (Loss) After Taxes	1,040
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$2,768
Translation of assets and liabilities in foreign currencies	(7)
Total Net Change in Unrealized Gain (Loss)	2,761
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	103
Foreign currency transactions	9
Total Net Realized Gain (Loss)	112
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,913
Earnings (Loss) Per Share - Basic and Diluted	$0.19
Weighted Average Shares Outstanding - Basic and Diluted	20,265,202

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Aerospace and defense
Space Exploration Technologies Corp.(4)(5)(8)	First lien senior secured loan	L + 4.25%	11/21/2025	$24,938	$24,699	$24,688	5.3%
Buildings and real estate
Cheese Acquisition, LLC(4)(6)(8)	First lien senior secured loan	L + 4.75%	11/28/2024	$35,845	$35,321	$35,397	7.6%
Imperial Parking Canada, LLC(4)(7)(8)	First lien senior secured loan	C + 5.00%	11/28/2024	9,429	9,417	9,312	2.0%
Cheese Acquisition, LLC(4)(8)(10)(11)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(53)	(57)	-%
				45,274	44,685	44,652	9.6%
Business Services
Apptio, Inc.(4)(5)(8)	First lien senior secured loan	L + 7.25%	1/10/2025	$39,231	$38,468	$38,446	8.3%
Apptio, Inc.(4)(8)(10)(11)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(63)	(65)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 6.00%	2/28/2024	29,040	28,611	28,604	6.2%
Certify, Inc.(4)(10)(11)(12)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2020	-	(29)	(30)	-%
Certify, Inc.(4)(10)(11)	First lien senior secured revolving loan	L + 6.00%	2/28/2024	-	(19)	(20)	-%
ConnectWise, LLC(4)(6)(8)	First lien senior secured loan	L + 5.50%	2/28/2025	120,000	118,517	118,500	25.5%
ConnectWise, LLC(4)(8)(10)(11)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	-	(158)	(160)	-%
				188,271	185,327	185,275	40.0%
Education
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(8)	First lien senior secured loan	L + 5.50%	11/21/2025	$85,045	$84,230	$84,195	18.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(8)(10)(12)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	7,041	6,853	6,843	1.5%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(8)(10)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	3,985	3,893	3,886	0.8%
				96,071	94,976	94,924	20.4%
Healthcare providers and services
RxSense Holdings, LLC(4)(5)(8)	First lien senior secured loan	L + 6.00%	2/15/2024	$47,170	$46,477	$46,462	10.0%
RxSense Holdings, LLC(4)(8)(10)(11)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	-	(41)	(42)	-%
				47,170	46,436	46,420	10.0%
Healthcare technology
VVC Holdings Corp. (dba AthenaHealth, Inc.)(4)(6)(8)(9)	First lien senior secured loan	L + 4.50%	2/11/2026	$40,000	$39,206	$39,400	8.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Bracket Intermediate Holding Corp.(4)(5)(8)	First lien senior secured loan	L + 4.25%	9/5/2025	11,940	11,884	11,880	2.6%
Bracket Intermediate Holding Corp.(4)(5)(8)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,619	19,600	4.2%
				71,940	70,709	70,880	15.3%
Leisure and Entertainment
MINDBODY, Inc.(4)(5)(8)	First lien senior secured loan	L + 7.00%	2/14/2025	$67,857	$67,189	$67,179	14.5%
MINDBODY, Inc.(4)(8)(10)(11)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(70)	(71)	-%
				67,857	67,119	67,108	14.5%
Professional services
Gerson Lehrman Group, Inc.(4)(5)(8)	First lien senior secured loan	L + 4.25%	12/12/2024	$53,573	$53,060	$53,037	11.4%
Gerson Lehrman Group, Inc.(4)(8)(10)(11)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(36)	(37)	-%
				53,573	53,024	53,000	11.4%
Transportation
Uber Technologies, Inc.(8)(9)(13)	Unsecured notes	7.50%	11/1/2023	$12,000	$12,000	$12,492	2.7%
Uber Technologies, Inc.(8)(9)(13)	Unsecured notes	8.00%	11/1/2026	18,000	18,000	19,110	4.1%
				30,000	30,000	31,602	6.8%
Total non-controlled/non-affiliated portfolio company debt investments				$625,094	$616,975	$618,549	133.3%
Equity Investments
eCommerce and digital marketplaces
Poshmark, Inc.	Common stock	N/A	N/A	303,529	$5,162	$5,162	1.1%
Total equity investments				303,529	$5,162	$5,162	1.1%
Total Investments					$622,137	$623,711	$134.4%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2019 was 2.49%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2019 was 2.60%.
(7)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2019 was 2.0%.
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

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(13)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $31.6 million or 6.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

(14)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(1)

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
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) which can include one-, two-, three- or six-month

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(7)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(8)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.

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
(13)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.

(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $28.9 million or 10.1% of the Company’s net assets.

Owl Rock Technology Finance Corp.

Consolidated Statement of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

Three Months Ended March 31,
2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$1,040
Net change in unrealized gain (loss)	2,761
Realized gain (loss)	112
Net Increase (Decrease) in Net Assets Resulting from Operations	3,913
Distributions
Distributions declared from earnings	$(1,437)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(1,437)
Capital Share Transactions
Issuance of common shares	$175,000
Net Increase in Net Assets Resulting from Capital Share Transactions	175,000
Total Increase in Net Assets	177,476
Net Assets, at beginning of period	286,710
Net Assets, at end of period	$464,186

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

Three Months Ended March 31,
2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,913
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(394,913)
Proceeds from investments, net	36,954
Net amortization of discount on investments	(190)
Net change in unrealized (gain) loss on investments	(2,768)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	7
Net realized (gain) loss	(103)
Amortization of debt issuance costs	283
Amortization of offering costs	265
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,654)
(Increase) decrease in prepaid expenses and other assets	(427)
Increase (decrease) in management fee payable	2,204
Increase (decrease) in incentive fee payable	182
Increase (decrease) in payables to affiliates	(340)
Increase (decrease) in accrued expenses and other liabilities	979
Net cash used in operating activities	(355,608)
Cash Flows from Financing Activities
Borrowings on debt	591,565
Payments on debt	(300,000)
Debt issuance costs	(4,152)
Proceeds from issuance of common shares	172,094
Offering costs paid	(234)
Net cash provided by financing activities	459,273
Net increase (decrease) in cash	103,665
Cash, beginning of period	323,035
Cash, end of period	$426,700

Supplemental and Non-Cash Information
Interest expense paid	$1,403
Subscriptions receivable	$2,906
Distribution payable	$1,437

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

On September 24, 2018, the Company formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, pursuant to the requirement on Form 10-Q under Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018 and commenced operations on August 10, 2018 and as such, no comparative period of time information is presented. The Company’s fiscal year ends on December 31.

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

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•	cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•	purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, no investments are on non-accrual status.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code beginning with its taxable period ending December 31, 2018 and intends to qualify as a RIC for the taxable year ending December 31, 2019. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project.

Management has adopted the aforementioned accounting pronouncements and does not believe that they had a material effect on the accompanying consolidated financial statements.

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

For the three months ended March 31, 2019, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of March 31, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.6 million and $0.9 million, respectively.

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

For the three months ended March 31, 2019, management fees were $4.2 million.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three months ended March 31, 2019, the Company did not incur performance based incentive fees based on net investment income.

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

For the three months ended March 31, 2019, the Company accrued performance based incentive fees based on capital gains of $0.2 million.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$567,356	$567,347	$214,274	$214,348
Second-lien senior secured debt investments	19,619	19,600	19,611	19,550
Unsecured debt investments	30,000	31,602	30,000	28,935
Equity investments	5,162	5,162	-	-
Total Investments	$622,137	$623,711	$263,885	$262,833

The industry composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Aerospace and defense	4.0%	9.4%
Buildings and real estate	7.2	5.4
Business services	29.6	-
eCommerce and Digital Marketplaces	0.8	-
Education	15.2	34.0
Healthcare providers and services	7.4	-
Healthcare technology	11.4	12.0
Leisure and entertainment	10.8	-
Professional services	8.5	28.2
Transportation	5.1	11.0
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
United States:
Northeast	31.9%	40.1%
South	41.3	39.5
West	26.8	20.4
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2019 and December 31, 2018:

	Fair Value Hierarchy as of March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,400	$527,947	$567,347
Second-lien senior secured debt investments	—	—	19,600	19,600
Unsecured debt investments	—	31,602	—	31,602
Equity	—	—	5,162	5,162
Total Investments at fair value	$—	$71,002	$552,709	$623,711

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$214,348	$214,348
Second-lien senior secured debt investments	—	—	19,550	19,550
Unsecured debt investments	—	28,935	—	28,935
Total Investments at fair value	$—	$28,935	$233,898	$262,833

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019:

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$233,898
Purchases of investments, net	350,553	—	5,162	355,715
Proceeds from investments, net	(36,954)	—	—	(36,954)
Net change in unrealized gain (loss)	(277)	42	—	(235)
Net realized gains (losses)	103	—	—	103
Net amortization of discount on investments	174	8	—	182
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$527,947	$19,600	$5,162	$552,709

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March, 31, 2019 on Investments Held at March 31, 2019
First-lien senior secured debt investments	$(277)
Second-lien senior secured debt investments	42
Equity investments	—
Total Investments	$(235)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$229,144	Yield Analysis	Market Yield	7.0%-8.6% (7.9%)	Decrease
	298,803	Recent Transaction	Transaction Price	98.0-99.3 (98.6)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	12.2% (12.2%)	Decrease
Equity	$5,162	Recent Transaction	Transaction Price	1.0	Increase

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,880	Yield Analysis	Market Yield	7.5% (7.5%)	Decrease
	202,468	Recent Transaction	Transaction Price	98.8-99.0 (99.0)	Increase
Second-lien senior secured debt investments	$19,550	Yield Analysis	Market Yield	12.4% (12.4%)	Decrease

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 178% and 195% as of March 31, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$500,000	$484,430	$15,570	$481,348
Revolving Credit Facility	240,000	107,000	133,000	103,768
Total Debt	$740,000	$591,430	$148,570	$585,116

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.1 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three months ended March 31, 2019, the components of interest expense were as follows:

($ in thousands)	Three Months Ended March 31, 2019
Interest expense	$2,153
Amortization of debt issuance costs	283
Total Interest Expense	$2,436
Average interest rate	4.28%
Average daily borrowings	$184,564

Subscription Credit Facility

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

On November 19, 2018 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $350 million, subject to availability under the borrowing base, which is based on unused capital commitments.

On February 25, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $450 million, subject to availability under the borrowing base, which is based on unused capital commitments. On March 8, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $500 million, subject to availability under the borrowing base, which is based on unused capital commitments. The maximum principal amount of the Subscription Credit Facility may be further increased upon request of the Company up to $700 million, subject to customary conditions, and the Subscription Credit Facility also includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase. Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  The Company predominantly borrows utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

Revolving Credit Facility

On March 15, 2019, the Company, entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). The maximum principal amount of the Revolving Credit Facility is $280 million (increased from $240 million on May 2, 2019), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $750 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The availability period under the Revolving Credit Facility will terminate on March 15, 2022 (“Commitment Termination Date”) and the Facility will mature on March 15, 2023 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus a 2.00%, or base rate plus 1.00%. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company predominantly borrows utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
Apptio, Inc.	First lien senior secured revolving loan	$3,269	$—
Certify, Inc.	First lien senior secured delayed draw term loan	3,960	—
Certify, Inc.	First lien senior secured revolving loan	1,320	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	12,769	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,929	9,914
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
RxSense Holdings, LLC	First lien senior secured revolving loan	2,830	—
Total Unfunded Portfolio Company Commitments		$58,305	$65,057

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of March 31, 2019, the Company had $1.9 billion in total Capital Commitments from investors ($1.4 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($53.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2018, the Company had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management was not aware of any pending or threatened litigation.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

During the three months ended March 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 15, 2019	March 28, 2019	11,838,390	$175.0
Total		11,838,390	$175.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On May 8, 2019, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2019, payable on or before August 15, 2019.

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

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019:

($ in thousands, except per share amounts)	Three Months Ended March 31, 2019
Increase (decrease) in net assets resulting from operations	$3,913
Weighted average shares of common stock outstanding—basic and diluted	20,265,202
Earnings (loss) per common share-basic and diluted	$0.19

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2019:

($ in thousands, except share and per share amounts)	Three Months Ended March 31, 2019
Per share data:
Net asset value, beginning of period	$14.53
Net investment income (loss)(1)	0.05
Net realized and unrealized gain (loss) on investments	0.17
Total from operations	0.22
Distributions declared from net investment income(2)	(0.05)
Total increase in net assets	0.17
Net asset value, end of period	$14.70
Shares outstanding, end of period	31,577,441
Total Return(3)	1.5%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.6%
Ratio of net investment income to average net assets(4)	1.1%
Net assets, end of period	$464,186
Weighted-average shares outstanding	20,265,202
Total capital commitments, end of period	$1,945,525
Ratio of total contributed capital to total committed capital, end of period	23.9%
Portfolio turnover rate	8.2%
Year of formation	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(4)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Note 11. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2018 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of March 31, 2019, we had $1.9 billion in total Capital Commitments from investors, of which $65.0 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending LLC is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2019, our Adviser or its affiliates have originated $12.7 billion aggregate principal amount of investments across multiple industries, of which $11.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional Financing typically means a senior secured loan provided to a portfolio company that is owned by a private-equity firm, has a mature business model, and is underwritten primarily on the basis of a multiple of EBITDA or cash flow. Growth Capital typically means an investment in an established, but rapidly growing business that is owned by, or received an equity investment from, one or more growth equity or venture capital firms, and is underwritten on the basis of something other than a multiple of EBITDA (for example, a multiple of recurring revenue).

As of March 31, 2019, our average investment size in each of our portfolio companies was approximately $48.0 million based on fair value. As of March 31, 2019, investments we classify as Traditional Financing represented 84.0% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $455 million, weighted average annual EBITDA of $119 million and a weighted average enterprise value of $2.9 billion. As of March 31, 2019, investments we classify as Growth Capital represented 16.0% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $3.8 billion and a weighted average enterprise value of $24.0 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2019, 94.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Robust Demand for Debt Capital. According to S&P Capital IQ, there was approximately $1.2 trillion of mergers and acquisitions activity in the technology and software industries from 2013 through 2017. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.3 trillion as of March 2019, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2018 and is expected to grow to more than $4.1 trillion by 2022. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

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

Portfolio and Investment Activity

As of March 31, 2019, based on fair value, our portfolio consisted of 91.0% first lien senior secured debt investments, 3.1% second lien senior secured debt investments, 5.1% unsecured debt investments and 0.8% equity investments.

As of March 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.4% and 8.5%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.5% and 8.5%, respectively.

As of March 31, 2019 we had investments in thirteen portfolio companies with an aggregate fair value of $623.7 million. As of December 31, 2018 we had investments in six portfolio companies with an aggregate fair value of $262.8 million.

Our investment activity for the three months ended March 31, 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended March 31, 2019
New investment commitments
Gross originations	$397,280
Less: Sell downs	(17,500)
Total new investment commitments	$379,780
Principal amount of investments funded:
First-lien senior secured debt investments	$343,298
Second-lien senior secured debt investments	-
Unsecured debt investments	-
Equity investments	5,160
Total principal amount of investments funded	$348,458
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(22,500)
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Total principal amount of investments sold or repaid	$(22,500)
Number of new investment commitments in new portfolio companies(1)	7
Average new investment commitment amount	$54,254
Weighted average term for new investment commitments (in years)	5.9
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments(2)	8.6%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.60% as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, our investments consisted of the following:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$567,356	$567,347	$214,274	$214,348
Second-lien senior secured debt investments	19,619	19,600	19,611	19,550
Unsecured debt investments	30,000	31,602	30,000	28,935
Equity investments	5,162	5,162	-	-
Total Investments	$622,137	$623,711	$263,885	$262,833

The table below describes investments by industry composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Aerospace and defense	4.0%	9.4%
Buildings and real estate	7.2	5.4
Business services	29.6	-
eCommerce and Digital Marketplaces	0.8	-
Education	15.2	34.0
Healthcare providers and services	7.4	-
Healthcare technology	11.4	12.0
Leisure and entertainment	10.8	-
Professional services	8.5	28.2
Transportation	5.1	11.0
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
United States:
Northeast	31.9%	40.1%
South	41.3	39.5
West	26.8	20.4
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted average total yield of portfolio	8.4%	8.0%
Weighted average total yield of debt and income producing securities	8.5%	8.0%
Weighted average interest rate of debt securities	8.2%	7.7%
Weighted average spread over LIBOR of all floating rate investments	5.6%	5.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2019 and December 31 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%	$—	—%
2	623,711	100.0	262,833	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$623,711	100.0%	$262,833	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2019 and December 31 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$616,975	100.0%	$263,885	100.0%
Non-accrual	—	—	—	—
Total	$616,975	100.0%	$263,885	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2019:

($ in millions)	Three Months Ended March 31, 2019
Total Investment Income	$9.1
Less: Expenses	8.1
Net Investment Income (Loss) Before Taxes	$1.0
Less: Income taxes, including excise taxes	—
Net Investment Income (Loss) After Taxes	$1.0
Net change in unrealized gain (loss)	2.8
Net realized gain (loss)	0.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$3.9

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

Investment Income

Investment income for the three months ended March 31, 2019 were as follows:

($ in millions)	Three Months Ended March 31, 2019
Interest income from investments	$9.0
Other income	0.1
Total investment income	$9.1

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Expenses

Expenses for the three months ended March 31, 2019 were as follows:

($ in millions)	Three Months Ended March 31, 2019
Interest expense	$2.4
Management fees	4.2
Incentive fees	0.2
Professional fees	0.7
Directors' fees	0.1
Other general and administrative	0.5
Total expenses	$8.1

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

For the three months ended March 31, 2019 we accrued U.S. federal excise tax of $5 thousand.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2019, net unrealized gains (losses) were comprised of the following:

($ in millions)	Three Months Ended March 31, 2019
Net change in unrealized gain (loss)	$2.8
Net change in unrealized gain (loss)	$2.8

Net Change in Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2019 were comprised of the following:

($ in millions)	Three Months Ended March 31, 2019
Net realized gain (loss)	$0.1
Net realized gain (loss)	$0.1

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 178% and 195%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2019, taken together with our uncalled Capital Commitments of $1.4 billion and available debt capacity of $148.6 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of March 31, 2019, we had $426.7 million in cash. During the period ended March 31, 2019, we used $355.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $394.9 million, partially offset by sales of portfolio investments of $37.0 million, and other operating activity of $2.3 million. Lastly, cash provided by financing activities was $459.3 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $171.9 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $287.4 million.

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

During the three months ended March 31, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 15, 2019	March 28, 2019	11,838,390	$175.0
Total		11,838,390	$175.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2019:

	March 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On May 8, 2019, the Board declared a distribution of 90% of estimated second quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2019, payable on or before August 15, 2019.

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

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$500,000	$484,430	$15,570	$481,348
Revolving Credit Facility	240,000	107,000	133,000	103,768
Total Debt	$740,000	$591,430	$148,570	$585,116

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.1 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three months ended March 31, 2019, the components of interest expense were as follows:

($ in thousands)	Three Months Ended March 31, 2019
Interest expense	$2,153
Amortization of debt issuance costs	283
Total Interest Expense	$2,436
Average interest rate	4.28%
Average daily borrowings	$184,564

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $350 million, subject to availability under the borrowing base, which is based on unused capital commitments.

On February 25, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $450 million, subject to availability under the borrowing base, which is based on unused capital commitments. On March 8, 2019, the maximum principal amount of the Subscription Credit Facility was increased to $500 million, subject to availability under the borrowing base, which is based on unused capital commitments. The maximum principal amount of the Subscription Credit Facility may be further increased upon our request up to $700 million, subject to customary conditions, and the Subscription Credit Facility also includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  We predominantly borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

The Subscription Credit Facility will mature upon the earliest of: (i) the date three (3) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our subscription agreements; (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our subscription agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility. At our option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

The Subscription Credit Facility is secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Subscription Credit Facility contains customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Transfers of interests by our investors must comply with certain sections of the Subscription Credit Facility and we shall notify the Administrative Agent before such transfers take place. Such transfers may trigger mandatory prepayment obligations.

Revolving Credit Facility

On March 15, 2019, we entered into a Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us (the “Borrower”), the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and SunTrust Bank as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC, our subsidiary, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $240 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $750 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on March 15, 2022 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on March 15, 2023 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or base rate plus 1.00%. We predominantly borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
Apptio, Inc.	First lien senior secured revolving loan	$3,269	$—
Certify, Inc.	First lien senior secured delayed draw term loan	3,960	—
Certify, Inc.	First lien senior secured revolving loan	1,320	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	12,769	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	5,929	9,914
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
RxSense Holdings, LLC	First lien senior secured revolving loan	2,830	—
Total Unfunded Portfolio Company Commitments		$58,305	$65,057

We maintain sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully construct our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, along with undrawn Capital Commitments from our investors, to cover any outstanding portfolio company unfunded commitments we are required to fund.

Investor Commitments

As of March 31, 2019, we had $1.9 billion in total Capital Commitments from our investors ($1.4 billion undrawn), of which $65.0 million is from an affiliate of our Adviser ($53.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2018, we had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$484.4	$—	$484.4	$—	$—
Revolving Credit Facility	107.0	—	—	107.0	—
Total Contractual Obligations	$591.4	$—	$484.4	$107.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code beginning with the taxable period ending December 31, 2018 and intend to qualify as a RIC for the taxable year ending December 31, 2019. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

As of March 31, 2019, 94.9% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17.9	$17.7	$0.2
Up 200 basis points	$12.0	$11.8	$0.2
Up 100 basis points	$6.0	$5.9	$0.1
Down 100 basis points	$(6.0)	$(5.9)	$(0.1)
Down 200 basis points	$(9.8)	$(11.8)	$2.0
Down 300 basis points	$(10.1)	$(15.8)	$5.7

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K filed with the SEC on February 27, 2019 and in risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 8, 2019, our Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors, increased the compensation payable to our independent directors prior to an Exchange Listing from $100,000 to $150,000.  This change is effective as of July 1, 2019.  As a result, following this change, our independent directors will be compensated as follows and this compensation will not change following an Exchange Listing:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Committee Chair	Committee Meeting Fee
$150,000	$2,500	$25,000	$15,000	$5,000	$1,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 10, 2018.

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on August 10, 2018.

10.1

Senior Secured Revolving Credit Agreement dated as of March 15, 2019, between Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, SunTrust Bank as Administrative Agent and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 19, 2019).

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

      Owl Rock Technology Finance Corp.

Date: May 8, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

      Owl Rock Technology Finance Corp.

Date: May 8, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer