Form 10-Q
period 2019-06-30
Owl Rock Technology Finance Corp.
filed 2019-08-07
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2019

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

As of August 7, 2019, the registrant had 41,723,265 shares of common stock, $0.01 par value per share, outstanding.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,099,767 and $263,885, respectively)	$1,102,013	$262,833
Cash	165,222	323,035
Interest receivable	5,010	1,792
Prepaid expenses and other assets	552	575
Total Assets	$1,272,797	$588,235
Liabilities
Debt (net of unamortized debt issuance costs of $6,965 and $2,445, respectively)	$643,688	$297,555
Management fee payable	5,005	1,948
Distribution payable	5,942	—
Incentive fee payable	230	—
Payables to affiliates	619	916
Accrued expenses and other liabilities	2,405	1,106
Total Liabilities	$657,889	$301,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 41,723,265 and 19,739,051 shares issued and outstanding, respectively	$417	$197
Additional paid-in-capital	612,655	287,922
Total distributable earnings (losses)	1,836	(1,409)
Total Net Assets	614,908	286,710
Total Liabilities and Net Assets	$1,272,797	$588,235
Net Asset Value Per Share	$14.74	$14.53

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$16,910	$25,888
Other income	188	333
Total investment income from non-controlled, non-affiliated investments:	17,098	26,221
Total Investment Income	17,098	26,221
Expenses
Interest expense	$4,274	$6,710
Management fees	5,005	9,155
Incentive fees	48	230
Professional fees	890	1,633
Directors' fees	133	266
Other general and administrative	518	952
Total Expenses	10,868	18,946
Net Investment Income (Loss) Before Taxes	6,230	7,275
Excise tax expense	21	26
Net Investment Income (Loss) After Taxes	6,209	7,249
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$469	$3,237
Translation of assets and liabilities in foreign currencies	7	—
Total Net Change in Unrealized Gain (Loss)	476	3,237
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(52)	$51
Foreign currency transactions	51	60
Total Net Realized Gain (Loss)	(1)	111
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,684	$10,597
Earnings (Loss) Per Share - Basic and Diluted	$0.19	$0.38
Weighted Average Shares Outstanding - Basic and Diluted	35,262,128	27,805,093

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Aerospace and defense
Space Exploration Technologies Corp.(4)(5)(9)	First lien senior secured loan	L + 4.25%	11/21/2025	$24,875	$24,646	$24,626	4.0%
Buildings and real estate
Cheese Acquisition, LLC(4)(6)(9)	First lien senior secured loan	L + 4.75%	11/28/2024	$37,679	$37,148	$37,207	6.1%
Cheese Acquisition, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(50)	(57)	-%
Imperial Parking Canada(4)(8)(9)	First lien senior secured loan	C + 5.00%	11/28/2024	7,628	7,457	7,533	1.2%
				45,307	44,555	44,683	7.3%
Business services
Apptio, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.25%	1/10/2025	$49,091	$48,159	$48,354	7.9%
Apptio, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(60)	(49)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,580	49,441	8.0%
Certify, Inc.(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/28/2020	1,141	1,084	1,081	0.2%
Certify, Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	-	(28)	(34)	-%
Circle Internet Services, Inc.(4)(6)	First lien senior secured loan	L + 8.00%	5/20/2023	15,000	14,864	14,595	2.4%
Circle Internet Services, Inc.(4)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 8.00%	11/16/2019	-	(97)	(270)	-%
ConnectWise, LLC(4)(6)(9)	First lien senior secured loan	L + 5.50%	2/28/2025	119,700	118,270	118,204	19.2%
ConnectWise, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	-	(151)	(160)	-%
Kaseya Traverse Inc.(4)(5)	First lien senior secured loan	L + 5.50% (1.00% PIK)	5/3/2025	29,075	28,510	28,494	4.6%
Kaseya Traverse Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 5.50%	5/3/2025	-	(48)	(49)	-%
Kaseya Traverse Inc.(4)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	5/3/2025	-	(34)	(35)	-%
				264,201	260,049	259,572	42.3%
Data and information services
Litera Bidco LLC(4)(7)(9)	First lien senior secured loan	L + 5.75%	5/31/2026	$51,563	$50,924	$50,918	8.3%
Litera Bidco LLC(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	5/31/2020	-	(178)	(180)	-%
Litera Bidco LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	-	(51)	(52)	-%
				51,563	50,695	50,686	8.3%
Education
2U, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	5/22/2024	$85,000	$83,748	$83,725	13.6%
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 7.00%	6/14/2025	53,077	51,890	51,883	8.4%
Dude Solutions Holdings, Inc.(4)(5)(11)	First lien senior secured revolving loan	L + 7.00%	6/14/2025	1,938	1,784	1,783	0.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)	First lien senior secured loan	L + 5.50%	11/21/2025	84,832	84,043	83,984	13.7%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	7,023	6,843	6,825	1.1%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	5,968	5,881	5,869	1.0%
				237,838	234,189	234,069	38.1%
Financial services
Transact Holdings, Inc.(4)(6)(9)	First lien senior secured loan	L + 4.75%	4/30/2026	$9,000	$8,866	$8,865	1.4%
Healthcare providers and services
RxSense Holdings, LLC(4)(5)(9)	First lien senior secured loan	L + 6.00%	2/15/2024	$46,580	$45,925	$45,881	7.5%
RxSense Holdings, LLC(4)(5)(9)(11)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	1,415	1,376	1,373	0.2%
				47,995	47,301	47,254	7.7%
Healthcare technology
VVC Holding Corp. (dba athenahealth, Inc.)(4)(6)(9)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	$39,900	$39,130	$39,768	6.5%
Bracket Intermediate Holding Corp.(4)(6)(9)	First lien senior secured loan	L + 4.25%	9/5/2025	11,910	11,856	11,850	1.9%
Bracket Intermediate Holding Corp.(4)(6)(9)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,627	19,600	3.2%
Interoperability Bidco, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	6/25/2026	96,500	95,296	95,294	15.5%
Interoperability Bidco, Inc.(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(12)	(13)	-%
Interoperability Bidco, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(62)	(63)	-%
				168,310	165,835	166,436	27.1%
Leisure and entertainment
MINDBODY, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.00%	2/14/2025	$67,857	$67,211	$67,179	10.9%
MINDBODY, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(67)	(71)	-%
				67,857	67,144	67,108	10.9%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/13/2025	$45,800	$45,237	$45,228	7.4%
3ES Innovation Inc. (dba Aucerna)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(56)	(57)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/14/2026	38,750	38,272	38,265	6.2%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	-	(46)	(47)	-%
				84,550	83,407	83,389	13.6%
Professional services
Gerson Lehrman Group, Inc.(4)(5)(9)	First lien senior secured loan	L + 4.25%	12/12/2024	$53,439	$52,946	$52,905	8.6%
Gerson Lehrman Group, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(34)	(37)	-%
				53,439	52,912	52,868	8.6%
Transportation
Uber Technologies, Inc.(9)(10)(14)	Unsecured notes	7.50%	11/1/2023	$12,000	$12,000	$12,725	2.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Uber Technologies, Inc.(9)(10)(14)	Unsecured notes	8.00%	11/1/2026	18,000	18,000	19,146	3.1%
				30,000	30,000	31,871	5.2%
Total non-controlled/non-affiliated portfolio company debt investments				$1,084,935	$1,069,599	$1,071,427	174.5%
Equity Investments
Business services
Circle Internet Services, Inc.(14)	Series D Preferred Stock			2,934,961	$15,000	$15,000	2.4%
Circle Internet Services, Inc.(14)	Warrants			244,580	-	424	0.1%
					15,000	15,424	2.5%
eCommerce and digital marketplaces
Poshmark, Inc. (14)	LLC Interest			303,529	$5,162	$5,162	0.8%
Financial services
Remitly Global, Inc (14)	Series E Preferred Stock			1,678,810	$10,006	$10,000	1.6%
Total equity investments					$30,168	$30,586	4.9%
Total Investments					$1,099,767	$1,102,013	$179.4%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2019 was 2.40%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2019 was 2.32%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2019 was 2.20%.
(8)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2019 was 2.0%.
(9)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(10)	Level 2 investment.
(11)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(12)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(13)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $62.5 million or 10.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Warrants	May 20, 2019
Poshmark, Inc.	LLC Interest	February 28, 2019
Remitly Global, Inc	Series E Preferred Stock	May 30, 2019
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

(15)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$6,209	$7,249
Net change in unrealized gain (loss)	476	3,237
Realized gain (loss)	(1)	111
Net Increase (Decrease) in Net Assets Resulting from Operations	6,684	10,597
Distributions
Distributions declared from earnings	(5,915)	(7,352)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(5,915)	(7,352)
Capital Share Transactions
Issuance of common shares	$149,468	$324,468
Reinvestment of distributions	485	485
Net Increase in Net Assets Resulting from Capital Share Transactions	149,953	324,953
Total Increase in Net Assets	150,722	328,198
Net Assets, at beginning of period	464,186	286,710
Net Assets, at end of period	$614,908	$614,908

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30,
2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,597
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(873,725)
Proceeds from investments, net	38,515
Net amortization of discount on investments	(595)
Net change in unrealized (gain) loss on investments	(3,237)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	—
Net realized (gain) loss	(51)
Paid-in-kind interest	(25)
Amortization of debt issuance costs	805
Amortization of offering costs	565
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,218)
(Increase) decrease in prepaid expenses and other assets	(198)
Increase (decrease) in management fee payable	3,057
Increase (decrease) in incentive fee payable	230
Increase (decrease) in payables to affiliates	(297)
Increase (decrease) in accrued expenses and other liabilities	1,299
Net cash used in operating activities	(826,278)
Cash Flows from Financing Activities
Borrowings on debt	1,161,565
Payments on debt	(810,972)
Debt issuance costs	(5,325)
Proceeds from issuance of common shares	324,468
Offering costs paid	(345)
Distributions paid	(926)
Net cash provided by financing activities	668,465
Net increase (decrease) in cash	(157,813)
Cash, beginning of period	323,035
Cash, end of period	165,222

Supplemental and Non-Cash Information
Interest expense paid	$4,869
Distribution payable	$5,942
Reinvestment of distributions during the period	$485

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, no investments are on non-accrual status.

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

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period beginning with commencement of operations. Expenses for any additional offerings are deferred and amortized as incurred. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

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

For the three and six months ended June 30, 2019, the Company incurred expenses of approximately $0.3 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of June 30, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.6 million and $0.9 million, respectively.

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

For the three and six months ended June 30, 2019, management fees were $5.0 million and $9.2 million, respectively.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2019, the Company did not incur performance based incentive fees based on net investment income.

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

For the three and six months ended June 30, 2019, the Company accrued performance based incentive fees based on capital gains of $48 thousand and $0.2 million, respectively.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,019,972	$1,019,956	$214,274	$214,348
Second-lien senior secured debt investments	19,627	19,600	19,611	19,550
Unsecured debt investments	30,000	31,871	30,000	28,935
Equity investments	30,168	30,586	-	-
Total Investments	$1,099,767	$1,102,013	$263,885	$262,833

The industry composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Aerospace and defense	2.2%	9.4%
Buildings and real estate	4.0	5.4
Business services	25.0	-
Data and information services	4.6	-
eCommerce and digital marketplaces	0.5	-
Education	21.2	34.0
Financial services	1.7	-
Healthcare providers and services	4.3	-
Healthcare technology	15.1	12.0
Leisure and entertainment	6.1	-
Oil and gas	7.6	-
Professional services	4.8	28.2
Transportation	2.9	11.0
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
United States:
Midwest	4.6%	-%
Northeast	28.8	40.1
South	39.4	39.5
West	20.5	20.4
Canada	4.1	-
Ireland	2.6	-
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,768	$980,188	$1,019,956
Second-lien senior secured debt investments	—	—	19,600	19,600
Unsecured debt investments	—	31,871	—	31,871
Equity	—	—	30,586	30,586
Total Investments at fair value	$—	$71,639	$1,030,374	$1,102,013

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$214,348	$214,348
Second-lien senior secured debt investments	—	—	19,550	19,550
Unsecured debt investments	—	28,935	—	28,935
Total Investments at fair value	$—	$28,935	$233,898	$262,833

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2019:

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$527,947	$19,600	$5,162	$552,709
Purchases of investments, net	453,832	—	25,006	478,838
Proceeds from investments, net	(1,462)	—	—	(1,462)
Net change in unrealized gain (loss)	(452)	(9)	418	(43)
Net realized gains (losses)	(50)	—	—	(50)
Net amortization of discount on investments	373	9	—	382
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$980,188	$19,600	$30,586	$1,030,374

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$233,898
Purchases of investments, net	804,381	—	30,168	834,549
Proceeds from investments, net	(38,417)	—	—	(38,417)
Net change in unrealized gain (loss)	(725)	33	418	(274)
Net realized gains (losses)	54	—	—	54
Net amortization of discount on investments	547	17	—	564
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$980,188	$19,600	$30,586	$1,030,374

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$(452)	$(725)
Second-lien senior secured debt investments	(9)	33
Equity investments	418	418
Total Investments	$(43)	$(274)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$615,940	Yield Analysis	Market Yield	6.5%-10.1% (8.3%)	Decrease
	364,248	Recent Transaction	Transaction Price	97.3%-99.0% (98.4%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.6% (11.6%)	Decrease
Equity	$5,162	Market Approach	EBITDA Multiple	5.2x (5.2x)	Increase
	25,424	Recent Transaction	Transaction Price	1.0	Increase

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,880	Yield Analysis	Market Yield	7.5% (7.5%)	Decrease
	202,468	Recent Transaction	Transaction Price	98.8%-99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$19,550	Yield Analysis	Market Yield	12.4% (12.4%)	Decrease

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 194% and 195% as of June 30, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$700,000	$650,653	$49,347	$646,809
Revolving Credit Facility	280,000	—	280,000	(3,121)
Total Debt	$980,000	$650,653	$329,347	$643,688

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.8 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.1 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three and six months ended June 30, 2019, the components of interest expense were as follows:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest expense	$3,752	$5,905
Amortization of debt issuance costs	522	805
Total Interest Expense	$4,274	$6,710
Average interest rate	4.11%	4.17%
Average daily borrowings	$325,276	$255,309

Subscription Credit Facility

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

The maximum principal amount of the Subscription Credit Facility is $700 million (increased from $500 million on June 24, 2019; previously increased from $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed an agreed amount, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature.

On June 6, 2019, the Company entered into the First Amendment to the Subscription Credit Facility. Among other changes, the Amendment (a) increased the accordion feature from $1 billion to $1.1 billion; (b) added a financial covenant requiring that the fair market value of the Company’s investments be equal to or greater than 85% of the aggregate cost assigned to such investments on the Company’s financial statements, and (c) added a financial covenant requiring that from June 30, 2019 until the earlier of (i) the “Final Closing Date” as such term is defined in the form of subscription agreement for the Company and (ii) June 30, 2020 (or such later date as requested by the Company and agreed to by the Administrative Agent), the value of the Company’s total assets over its total liabilities be greater than $500 million.

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

The maximum principal amount of the Revolving Credit Facility is $305 million (increased from $280 million on July 26, 2019; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $750 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	5,703	—
Certify, Inc.	First lien senior secured revolving loan	2,281	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
Circle Internet Services, Inc.	First lien senior secured delayed draw term loan	10,000	—
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	4,985	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	2,450	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,500	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	12,769	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured delayed draw term loan	28,876	—
Litera Bidco LLC	First lien senior secured revolving loan	4,125	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,751	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
Total Unfunded Portfolio Company Commitments		$134,878	$65,057

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of June 30, 2019, the Company had $2.1 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($48.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2019, management was not aware of any pending or threatened litigation.

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

During the six months ended June 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 15, 2019	May 29, 2019	10,112,871	$149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		21,951,261	$324.5

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2019:

($ in thousands, except per share amounts)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Increase (decrease) in net assets resulting from operations	$6,684	$10,597
Weighted average shares of common stock outstanding—basic and diluted	35,262,128	27,805,093
Earnings (loss) per common share-basic and diluted	$0.19	$0.38

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2019:

($ in thousands, except share and per share amounts)	Six Months Ended June 30, 2019
Per share data:
Net asset value, beginning of period	$14.53
Net investment income (loss)(1)	0.26
Net realized and unrealized gain (loss)	0.09
Total from operations	0.35
Distributions declared from net investment income(2)	(0.14)
Total increase in net assets	0.21
Net asset value, end of period	$14.74
Shares outstanding, end of period	41,723,265
Total Return(3)	2.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	4.8%
Ratio of net investment income to average net assets(4)	2.7%
Net assets, end of period	$614,908
Weighted-average shares outstanding	27,805,093
Total capital commitments, end of period	$2,126,732
Ratio of total contributed capital to total committed capital, end of period	28.9%
Portfolio turnover rate	5.5%
Year of formation	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of June 30, 2019, we had $2.1 billion in total Capital Commitments from investors, of which $65.0 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Advisors LLC (“ORCA”), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation (NYSE: ORCC) and Owl Rock Capital Corporation II, both of which were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA”), an affiliate of the Adviser, services as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA and ORPFA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2019, our Adviser or its affiliates have originated $14.8 billion aggregate principal amount of investments across multiple industries, of which $13.5 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

As of June 30, 2019, our average investment size in each of our portfolio companies was approximately $47.9 million based on fair value. As of June 30, 2019, investments we classify as Traditional Financing represented 76.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $318 million, weighted average annual EBITDA of $81 million and a weighted average enterprise value of $2.2 billion. As of June 30, 2019, investments we classify as Growth Capital represented 23.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $1.6 billion and a weighted average enterprise value of $9.6 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2019, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Our portfolio activity will also reflect the proceeds from sales of investments. We will recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Consolidated Statements of Operations.

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

Portfolio and Investment Activity

As of June 30, 2019, based on fair value, our portfolio consisted of 92.5% first lien senior secured debt investments, 1.8% second lien senior secured debt investments, 2.9% unsecured debt investments and 2.8% equity investments.

As of June 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.3% and 8.3%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.5% and 8.6%, respectively.

As of June 30, 2019 we had investments in 23 portfolio companies with an aggregate fair value of $1.1 billion. As of December 31, 2018 we had investments in six portfolio companies with an aggregate fair value of $262.8 million.

Our investment activity for the three months ended June 30, 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended June 30, 2019
New investment commitments
Gross originations	$562,804
Less: Sell downs	—
Total new investment commitments	$562,804
Principal amount of investments funded:
First-lien senior secured debt investments	$456,692
Second-lien senior secured debt investments	-
Unsecured debt investments	-
Equity investments	25,000
Total principal amount of investments funded	$481,692
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	10
Average new investment commitment amount	$52,794
Weighted average term for new investment commitments (in years)	6.1
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments(2)	8.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.32% as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, our investments consisted of the following:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,019,972	$1,019,956	$214,274	$214,348
Second-lien senior secured debt investments	19,627	19,600	19,611	19,550
Unsecured debt investments	30,000	31,871	30,000	28,935
Equity investments	30,168	30,586	-	-
Total Investments	$1,099,767	$1,102,013	$263,885	$262,833

The table below describes investments by industry composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Aerospace and defense	2.2%	9.4%
Buildings and real estate	4.0	5.4
Business services	25.0	-
Data & Information Services	4.6	-
eCommerce & Digital Marketplaces	0.5	-
Education	21.2	34.0
Financial Services	1.7	-
Healthcare providers and services	4.3	-
Healthcare technology	15.1	12.0
Leisure and entertainment	6.1	-
Oil and gas	7.6	-
Professional services	4.8	28.2
Transportation	2.9	11.0
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
United States:
Midwest	4.6%	-%
Northeast	28.8	40.1
South	39.4	39.5
West	20.5	20.4
Canada	4.1	-
Ireland	2.6	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted average total yield of portfolio	8.3%	8.0%
Weighted average total yield of debt and income producing securities	8.5%	8.0%
Weighted average interest rate of debt securities	8.2%	7.7%
Weighted average spread over LIBOR of all floating rate investments	5.8%	5.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2019 and December 31 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%	$—	—%
2	1,102,013	100.0	262,833	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,102,013	100.0%	$262,833	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2019 and December 31 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,069,599	100.0%	$263,885	100.0%
Non-accrual	—	—	—	—
Total	$1,069,599	100.0%	$263,885	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2019:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total Investment Income	$17.1	$26.2
Less: Expenses	10.9	18.9
Net Investment Income (Loss) Before Taxes	$6.2	$7.3
Less: Income taxes, including excise taxes	—	—
Net Investment Income (Loss) After Taxes	$6.2	$7.3
Net change in unrealized gain (loss)	0.5	3.2
Net realized gain (loss)	—	0.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$6.7	$10.6

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on August 7, 2018 and commenced investing activities in September 2018. As a result, comparative period of time information is not meaningful.

Investment Income

Investment income for the three and six months ended June 30, 2019 was as follows:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest income from investments	$16.9	$25.9
Other income	0.2	0.3
Total investment income	$17.1	$26.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Expenses

Expenses for the three and six months ended June 30, 2019 were as follows:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest expense	$4.3	$6.7
Management fees	5.0	9.2
Incentive fees	—	0.2
Professional fees	0.9	1.6
Directors' fees	0.1	0.3
Other general and administrative	0.6	0.9
Total expenses	$10.9	$18.9

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

For the three and six months ended June 30, 2019 we accrued U.S. federal excise tax of $21 thousand and $26 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2019, net change in unrealized gains (losses) was comprised of the following:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net change in unrealized gain on investments	$3.6	$4.5
Net change in unrealized loss on investments	(3.1)	(1.3)
Translation of assets and liabilities in foreign currencies	—	—
Net unrealized gain (loss) on investments	$0.5	$3.2

For the three and six months ended June 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt and equity investments as compared to March 31, 2019.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2019 were comprised of the following:

($ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net realized gain (loss)	$—	0.1
Net realized gain (loss)	$—	$0.1

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 194% and 195%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2019, taken together with our uncalled Capital Commitments of $1.5 billion and available debt capacity of $329.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of June 30, 2019, we had $165.2 million in cash. During the period ended June 30, 2019, we used $826.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $873.8 million, partially offset by sales of portfolio investments of $38.5 million, and other operating activity of $9.0 million. Lastly, cash provided by financing activities was $668.5 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $324.1 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $345.3 million, net of $0.9 million of distributions paid.

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

During the six months ended June 30, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 15, 2019	May 29, 2019	10,112,871	$149.5
March 15, 2019	March 28, 2019	11,838,390	$175.0
Total		21,951,261	$324.5

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$700,000	$650,653	$49,347	$646,809
Revolving Credit Facility	280,000	—	280,000	(3,121)
Total Debt	$980,000	$650,653	$329,347	$643,688

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.8 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.1 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three and six months ended June 30, 2019, the components of interest expense were as follows:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest expense	$3,752	$5,905
Amortization of debt issuance costs	522	805
Total Interest Expense	$4,274	$6,710
Average interest rate	4.11%	4.17%
Average daily borrowings	$325,276	$255,309

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

 The maximum principal amount of the Subscription Credit Facility is $700 million (increased from $500 million on June 24, 2019; previously increased from $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  We predominantly borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

The maximum principal amount of the Revolving Credit Facility is $305 million (increased from $280 million on July 26, 2019; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $750 million through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	5,703	—
Certify, Inc.	First lien senior secured revolving loan	2,281	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
Circle Internet Services, Inc.	First lien senior secured delayed draw term loan	10,000	—
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	4,985	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	2,450	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,500	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	12,769	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured delayed draw term loan	28,876	—
Litera Bidco LLC	First lien senior secured revolving loan	4,125	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,751	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
Total Unfunded Portfolio Company Commitments		$134,878	$65,057

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

Investor Commitments

As of June 30, 2019, we had $2.1 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $65.0 million is from an affiliate of our Adviser ($48.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2018, we had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$650.7	$—	$650.7	$—	$—
Revolving Credit Facility	—	—	—	—	—
Total Contractual Obligations	$650.7	$—	$650.7	$—	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

As of June 30, 2019, 97.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$31.6	$19.5	$12.1
Up 200 basis points	$21.1	$13.0	$8.1
Up 100 basis points	$10.5	$6.5	$4.0
Down 100 basis points	$(10.5)	$(6.5)	$(4.0)
Down 200 basis points	$(14.4)	$(13.0)	$(1.4)
Down 300 basis points	$(14.7)	$(15.1)	$0.4

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth herein, you should also carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

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

10.1*

First Amendment to Revolving Credit Agreement, dated as of June 6, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender.

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

      Owl Rock Technology Finance Corp.

Date: August 7, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

      Owl Rock Technology Finance Corp.

Date: August 7, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer