Form 10-Q
period 2019-09-30
Owl Rock Technology Finance Corp.
filed 2019-11-06
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2019

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

As of November 5, 2019, the registrant had 45,870,973 shares of common stock, $0.01 par value per share, outstanding.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,341,757 and $263,885, respectively)	$1,338,605	$262,833
Cash	126,703	323,035
Interest receivable	7,714	1,792
Subscription receivable	3,344	—
Receivable for investments sold	1,506	—
Prepaid expenses and other assets	340	575
Total Assets	$1,478,212	$588,235
Liabilities
Debt (net of unamortized debt issuance costs of $7,091 and $2,445, respectively)	$768,462	$297,555
Management fee payable	6,119	1,948
Distribution payable	11,650	—
Incentive fee payable	1,242	—
Payables to affiliates	892	916
Payable for investments purchased	15,125	1,106
Accrued expenses and other liabilities	2,064	—
Total Liabilities	$805,554	$301,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 45,870,973 and 19,739,051 shares issued and outstanding, respectively	$459	$197
Additional paid-in-capital	674,395	287,922
Total distributable earnings (losses)	(2,196)	(1,409)
Total Net Assets	$672,658	$286,710
Total Liabilities and Net Assets	$1,478,212	$588,235
Net Asset Value Per Share	$14.66	$14.53

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$26,017	$200	$51,905	$200
Other income	1,158	—	1,491	—
Total investment income from non-controlled, non-affiliated investments:	27,175	200	53,396	200
Total Investment Income	27,175	200	53,396	200
Expenses
Initial organization	$—	$319	$—	$319
Interest expense	7,317	—	14,027	—
Management fees	6,119	199	15,274	199
Incentive fees	1,012	—	1,242	—
Professional fees	485	244	2,118	244
Directors' fees	178	65	444	65
Other general and administrative	613	227	1,565	227
Total Expenses	15,724	1,054	34,670	1,054
Net Investment Income (Loss) Before Taxes	11,451	(854)	18,726	(854)
Excise tax expense	41	—	67	—
Net Investment Income (Loss) After Taxes	11,410	(854)	18,659	(854)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(5,298)	$(2)	$(2,053)	$(2)
Translation of assets and liabilities in foreign currencies	1	—	(7)	—
Total Net Change in Unrealized Gain (Loss)	(5,297)	(2)	(2,060)	(2)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$1,506	$—	$1,560	$—
Foreign currency transactions	(1)	—	56	—
Total Net Realized Gain (Loss)	1,505	—	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,618	$(856)	$18,215	$(856)
Earnings (Loss) Per Share - Basic and Diluted	$0.18	$(0.35)	$0.56	$(0.35)
Weighted Average Shares Outstanding - Basic and Diluted	41,960,853	2,426,523	32,575,532	2,426,523

________________

(1)	Reflects the period from July 12, 2018 (inception) through September 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Aerospace and defense
Space Exploration Technologies Corp.(4)(5)(9)	First lien senior secured loan	L + 4.25%	11/21/2025	$24,813	$24,593	$24,440	3.6%
				24,813	24,593	24,440	3.6%
Buildings and real estate
Cheese Acquisition, LLC(4)(6)(9)	First lien senior secured loan	L + 4.75%	11/28/2024	37,588	37,082	37,025	5.5%
Cheese Acquisition, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(47)	(68)	-%
Imperial Parking Canada(4)(8)(9)	First lien senior secured loan	C + 5.00%	11/28/2024	7,505	7,439	7,393	1.1%
				45,093	44,474	44,350	6.6%
Business services
Apptio, Inc.(4)(6)(9)	First lien senior secured loan	L + 7.25%	1/10/2025	49,091	48,191	48,353	7.2%
Apptio, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(58)	(49)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,608	49,441	7.4%
Certify, Inc.(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/28/2020	2,282	2,220	2,213	0.3%
Certify, Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	-	(26)	(34)	-%
Circle Internet Services, Inc.(4)(5)	First lien senior secured loan	L + 8.00%	5/17/2023	15,000	14,872	14,550	2.2%
Circle Internet Services, Inc.(4)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 8.00%	11/17/2019	-	(91)	(300)	-%
ConnectWise, LLC(4)(6)(9)	First lien senior secured loan	L + 5.50%	2/28/2025	119,401	118,026	118,206	17.5%
ConnectWise, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	-	(144)	(128)	-%
Hyland Software, Inc.(4)(5)(10)	Second lien senior secured loan	L + 7.00%	7/7/2025	16,450	16,503	16,481	2.5%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)	First lien senior secured loan	L + 5.75%	5/24/2024	17,120	16,912	16,906	2.5%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	8/2/2021	1,292	1,203	1,200	0.2%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)(11)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	380	357	356	0.1%
Kaseya Traverse Inc.(4)(6)	First lien senior secured loan	L + 5.50% (1.00% PIK)	5/3/2025	29,099	28,553	28,372	4.2%
Kaseya Traverse Inc.(4)(6)(11)	First lien senior secured revolving loan	L + 6.50%	5/3/2025	700	654	639	0.1%
Kaseya Traverse Inc.(4)(6)(11)	First lien senior secured delayed draw term loan	L + 5.50% (1.00% PIK)	5/3/2025	455	418	398	0.1%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	45,300	44,401	44,394	6.6%
Paysimple, Inc.(4)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2020	-	-	-	-%
				346,764	341,599	340,998	50.9%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Data and information services
Litera Bidco LLC(4)(7)(9)	First lien senior secured loan	L + 5.75%	5/31/2026	86,626	85,443	85,542	12.6%
Litera Bidco LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	-	(99)	(103)	-%
				86,626	85,344	85,439	12.6%
Education
2U, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	5/22/2024	85,000	83,801	83,300	12.3%
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 7.00%	6/14/2025	53,077	51,928	51,617	7.7%
Dude Solutions Holdings, Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 7.00%	6/14/2025	-	(148)	(190)	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)	First lien senior secured loan	L + 5.50%	11/21/2025	84,619	83,859	83,350	12.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	18,437	18,264	18,141	2.7%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	5,968	5,886	5,819	0.9%
				247,101	243,590	242,037	36.0%
Financial services
Transact Holdings, Inc.(4)(6)(9)	First lien senior secured loan	L + 4.75%	4/30/2026	9,000	8,870	8,820	1.3%
				9,000	8,870	8,820	1.3%
Healthcare providers and services
RxSense Holdings, LLC(4)(5)(9)	First lien senior secured loan	L + 6.00%	2/15/2024	45,990	45,373	45,300	6.7%
RxSense Holdings, LLC(4)(5)(9)(11)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	1,415	1,378	1,373	0.2%
				47,405	46,751	46,673	6.9%
Healthcare technology
VVC Holding Corp. (dba Athenahealth, Inc.)(4)(6)(9)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	39,800	39,056	39,653	5.9%
Bracket Intermediate Holding Corp.(4)(5)(9)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,636	19,600	2.9%
Definitive Healthcare Holdings, LLC(4)(6)(9)	First lien senior secured loan	L + 5.50%	7/16/2026	98,014	97,058	97,034	14.4%
Definitive Healthcare Holdings, LLC(4)(9)(11)(12)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	-	(105)	(105)	-%
Definitive Healthcare Holdings, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(52)	(54)	-%
Interoperability Bidco, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	6/25/2026	96,259	95,091	95,056	14.0%
Interoperability Bidco, Inc.(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(12)	(13)	-%
Interoperability Bidco, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(59)	(63)	-%
				254,073	250,613	251,108	37.2%
Insurance
Integrity Marketing Acquisition, LLC(4)(6)(9)	First lien senior secured loan	L + 5.75%	8/27/2025	34,487	33,976	33,970	5.1%
Integrity Marketing Acquisition, LLC(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	12/27/2019	-	(83)	(83)	-%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	-	(50)	(50)	-%

Integrity Marketing Acquisition, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(55)	(56)	-%
				34,487	33,788	33,781	5.1%
Leisure and entertainment
MINDBODY, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.00%	2/14/2025	67,857	67,234	67,179	10.0%
MINDBODY, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(64)	(71)	-%
				67,857	67,170	67,108	10.0%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(9)	First lien senior secured loan	L + 5.75%	5/13/2025	47,332	46,770	46,504	6.9%
3ES Innovation Inc. (dba Aucerna)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(54)	(80)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/14/2026	38,653	38,190	37,977	5.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	-	(44)	(66)	-%
				85,985	84,862	84,335	12.5%
Professional services
Gerson Lehrman Group, Inc.(4)(5)(9)	First lien senior secured loan	L + 4.25%	12/12/2024	53,305	52,832	52,504	7.8%
Gerson Lehrman Group, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(32)	(56)	-%
				53,305	52,800	52,448	7.8%
Total non-controlled/non-affiliated portfolio company debt investments				$1,302,509	$1,284,454	$1,281,537	190.5%
Non-controlled/non-affiliated portfolio company equity investments
Business services
Circle Internet Services, Inc.(14)	Series D Preferred Stock			2,934,961	15,000	15,000	2.2%
Circle Internet Services, Inc.(14)	Warrants			244,580	-	424	0.1%
SLA Eclipse Co-Invest, L.P.(14)	Series B Preferred Stock			1,641,929	15,125	15,000	2.2%
					30,125	30,424	4.5%
eCommerce and digital marketplaces
Poshmark, Inc. (14)	LLC Interest			303,529	5,162	4,644	0.7%
					5,162	4,644	0.7%
Financial services
eShares, Inc. (dba Carta)(14)	Series E Preferred Stock			186,904	2,008	2,000	0.3%
Remitly Global, Inc (14)	Series E Preferred Stock			1,678,810	10,008	10,000	1.5%
					12,016	12,000	1.8%
Technology infrastructure
Algolia, Inc.(14)	Series C Preferred Stock			323,427	10,000	10,000	1.5%
					10,000	10,000	1.5%
Total non-controlled/non-affiliated portfolio company equity investments					$57,303	$57,068	8.5%
Total Investments					$1,341,757	$1,338,605	199.0%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2019 was 2.06%.
(8)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2019 was 2.0%.
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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $57.1 million or 8.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Warrants	May 20, 2019
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Poshmark, Inc.	LLC Interest	February 28, 2019
Remitly Global, Inc	Series E Preferred Stock	May 30, 2019

(15)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.

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
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$11,410	$(854)	$18,659	$(854)
Net change in unrealized gain (loss)	(5,297)	(2)	(2,060)	(2)
Realized gain (loss)	1,505	—	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	7,618	(856)	18,215	(856)
Distributions
Distributions declared from earnings	(11,650)	—	(19,002)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(11,650)	—	(19,002)	—
Capital Share Transactions
Issuance of common shares	$59,976	$159,964	$384,444	$159,964
Reinvestment of distributions	1,806	—	2,291	—
Net Increase in Net Assets Resulting from Capital Share Transactions	61,782	159,964	386,735	159,964
Total Increase in Net Assets	57,750	159,108	385,948	159,108
Net Assets, at beginning of period	614,908	—	286,710	—
Net Assets, at end of period	$672,658	$159,108	$672,658	$159,108

________________

(1)	Reflects the period from July 12, 2018 (inception) through September 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,215	$(856)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,194,639)	(31,540)
Proceeds from investments, net	119,797	—
Net amortization of discount on investments	(1,232)	(2)
Net change in unrealized (gain) loss on investments	2,053	2
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	7	—
Net realized (gain) loss	(1,560)	—
Paid-in-kind interest	(237)	—
Amortization of debt issuance costs	1,482	—
Amortization of offering costs	803	26
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,922)	(197)
(Increase) decrease in receivable for investments sold	(1,506)	—
(Increase) decrease in prepaid expenses and other assets	(159)	(58)
Increase (decrease) in management fee payable	4,170	199
Increase (decrease) in incentive fee payable	1,242	—
Increase (decrease) in payables to affiliates	(24)	583
Increase (decrease) in payable for investments purchased	14,019	—
Increase (decrease) in accrued expenses and other liabilities	2,065	429
Net cash used in operating activities	(1,041,426)	(31,414)
Cash Flows from Financing Activities
Borrowings on debt	1,900,065	—
Payments on debt	(1,424,472)	—
Debt issuance costs	(6,127)	—
Proceeds from issuance of common shares	381,100	140,081
Offering costs paid	(411)	(203)
Distributions paid	(5,061)	—
Net cash provided by financing activities	845,094	139,878
Net increase (decrease) in cash	(196,332)	108,464
Cash, beginning of period	323,035	—
Cash, end of period	$126,703	$108,464

Supplemental and Non-Cash Information
Interest expense paid	$11,335	$—
Distribution payable	$11,650	$—
Reinvestment of distributions during the period	$2,291	$—
Subscription receivable	$3,344	$19,883

________________

(1)	Reflects the period from July 12, 2018 (inception) through September 30, 2018.

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

As of August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In September 2018, the Company made its first portfolio company investment.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, pursuant to the requirement on Form 10-Q under Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018 and commenced operations on August 10, 2018. The Company’s fiscal year ends on December 31. The three and nine months ended September 30, 2018 as presented in the consolidated financial statements represent the period July 12, 2018 (inception) through September 30, 2018.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, no investments are on non-accrual status.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable period ending December 31, 2018 and intends to qualify as a RIC for the taxable year ending December 31, 2019. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses of approximately $0.4 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $0.1 million and $0.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement

As of September 30, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.9 million and $0.9 million, respectively.

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

For the three and nine months ended September 30, 2019, management fees were $6.1 million and $15.3 million, respectively.  For the three and nine months ended September 30, 2018, management fees were $0.2 million and $0.2 million, respectively.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and nine months ended September 30, 2019, the Company incurred performance based incentive fees based on net investment income of $1.2 million and $1.2 million, respectively. The Company did not incur performance based incentives fees based on net investment income for the three and nine months ended September 30, 2018.

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
For the three months ended September 30, 2019, the Company accrued performance based incentive fees based on capital gains of $(0.2) million. There were no performance based incentive fees based on capital gains accrued for the nine months ended September 30, 2019 or the three and nine months ended September 30, 2018.

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,248,315	$1,245,456	$214,274	$214,348
Second-lien senior secured debt investments	36,139	36,081	19,611	19,550
Unsecured debt investments	-	-	30,000	28,935
Equity investments	57,303	57,068	-	-
Total Investments	$1,341,757	$1,338,605	$263,885	$262,833

The industry composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Aerospace and defense	1.8%	9.4%
Buildings and real estate	3.3	5.4
Business services	27.7	-
Data and information services	6.4	-
eCommerce and digital marketplaces	0.3	-
Education	18.1	34.0
Financial services	1.6	-
Healthcare providers and services	3.5	-
Healthcare technology	18.8	12.0
Insurance	2.5	-
Leisure and entertainment	5.0	-
Oil and gas	6.3	-
Professional services	3.9	28.2
Technology infrastructure	0.8	-
Transportation	-	11.0
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
United States:
Midwest	7.6%	-%
Northeast	30.0	40.1
South	36.9	39.5
West	19.8	20.4
Canada	3.5	-
Ireland	2.2	-
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,653	$1,205,803	$1,245,456
Second-lien senior secured debt investments	—	16,481	19,600	36,081
Equity	—	—	57,068	57,068
Total Investments at fair value	$—	$56,134	$1,282,471	$1,338,605

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$214,348	$214,348
Second-lien senior secured debt investments	—	—	19,550	19,550
Unsecured debt investments	—	28,935	—	28,935
Total Investments at fair value	$—	$28,935	$233,898	$262,833

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2019 and 2018:

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$980,188	$19,600	$30,586	$1,030,374
Purchases of investments, net	277,485	—	27,135	304,620
Proceeds from investments, net	(49,700)	—	—	(49,700)
Net change in unrealized gain (loss)	(2,803)	(9)	(653)	(3,465)
Net realized gains (losses)	23	—	—	23
Net amortization of discount on investments	610	9	—	619
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,205,803	$19,600	$57,068	$1,282,471

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$233,898
Purchases of investments, net	1,081,866	—	57,303	1,139,169
Proceeds from investments, net	(88,117)	—	—	(88,117)
Net change in unrealized gain (loss)	(3,528)	24	(235)	(3,739)
Net realized gains (losses)	77	—	—	77
Net amortization of discount on investments	1,157	26	—	1,183
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,205,803	$19,600	$57,068	$1,282,471

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	11,940	19,600	31,540
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	—	(2)	(2)
Net amortization of discount on investments	—	2	2
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$11,940	$19,600	$31,540

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	11,940	19,600	31,540
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	—	(2)	(2)
Net amortization of discount on investments	—	2	2
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$11,940	$19,600	$31,540

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$(2,803)	$—
Second-lien senior secured debt investments	(9)	(2)
Equity investments	(653)	—
Total Investments	$(3,465)	$(2)

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$(3,532)	$—
Second-lien senior secured debt investments	24	(2)
Equity investments	(235)	—
Total Investments	$(3,743)	$(2)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,012,291	Yield Analysis	Market Yield	6.8%-11.6% (8.5%)	Decrease
	193,512	Recent Transaction	Transaction Price	98.0%-100.0% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.5% (11.5%)	Decrease
Equity	$29,644	Market Approach	EBITDA Multiple	4.7x-7.7x (6.8x)	Increase
	27,000	Recent Transaction	Transaction Price	1.0	Increase
	424	Market Approach	ARR Multiple(1)	6.8x	Increase

(1)	“ARR” is Annual Recurring Revenue.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,880	Yield Analysis	Market Yield	7.5% (7.5%)	Decrease
	202,468	Recent Transaction	Transaction Price	98.8%-99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$19,550	Yield Analysis	Market Yield	12.4% (12.4%)	Decrease

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 185% and 195% as of September 30, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$800,000	$725,553	$74,447	$721,621
Revolving Credit Facility	305,000	50,000	255,000	46,841
Total Debt	$1,105,000	$775,553	$329,447	$768,462

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$6,640	$—	$12,545	$—
Amortization of debt issuance costs	677	—	1,482	—
Total Interest Expense	$7,317	$—	$14,027	$—
Average interest rate	3.80%	-%	3.96%	-%
Average daily borrowings	$647,914	$-	$387,615	$-

The company entered into credit facilities subsequent to September 30, 2018, and therefore there was no interest expense for the three and nine months ended September 30, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $800 million, subject to availability under the borrowing base, which is based on unused capital commitments.

The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million on August 20, 2019; previously increased from $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed an agreed amount, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	4,563	—
Certify, Inc.	First lien senior secured revolving loan	2,282	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
Circle Internet Services, Inc.	First lien senior secured delayed draw term loan	10,000	—
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	12,159	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,520	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	13,571	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,205	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	1,750	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,045	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured revolving loan	8,250	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	14,700	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
Total Unfunded Portfolio Company Commitments		$179,375	$65,057

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of September 30, 2019, the Company had $2.2 billion in total Capital Commitments from investors ($1.6 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($48.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2018, the Company had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2019, management was not aware of any pending or threatened litigation.

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

During the nine months ended September 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 16, 2019	September 27, 2019	4,025,213	$59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		25,976,474	$384.4

During the nine months ended September 30, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 13, 2018	September 26, 2018	8,168,133	$120.0
August 20, 2018	August 30, 2018	2,666,667	40.0
Total		10,834,800	$160.0

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On October 30, 2019, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2019, payable on or before January 31, 2020.

There were no distributions declared of the Company’s common stock during the nine months ended September 30, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

There was no common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations	$7,618	$(856)	$18,215	$(856)
Weighted average shares of common stock outstanding—basic and diluted	41,960,853	2,426,523	32,575,532	2,426,523
Earnings (loss) per common share-basic and diluted	$0.18	$(0.35)	$0.56	$(0.35)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, beginning of period	$14.53	$—
Net investment income (loss)(1)	0.57	(0.35)
Net realized and unrealized gain (loss)	—	—
Total from operations	0.57	(0.35)
Issuance of common stock	—	15.03
Distributions declared from net investment income(2)	(0.44)	—
Total increase in net assets	0.13	14.68
Net asset value, end of period	$14.66	$14.68
Shares outstanding, end of period	45,870,973	10,834,900
Total Return(3)	4.0%	(2.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	4.1%	6.6%
Ratio of net investment income to average net assets(4)	3.0%	(4.8)%
Net assets, end of period	$672,658	$159,108
Weighted-average shares outstanding	32,575,532	2,426,523
Total capital commitments, end of period	$2,241,820	$593,550
Ratio of total contributed capital to total committed capital, end of period	30.1%	27.0%
Portfolio turnover rate	13.5%	N/A
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2019, we had $2.2 billion in total Capital Commitments from investors, of which $65.0 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2019, our Adviser or its affiliates have originated $17.2 billion aggregate principal amount of investments across multiple industries, of which $15.7 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

As of September 30, 2019, our average investment size in each of our portfolio companies was approximately $46.2 million based on fair value. As of September 30, 2019, investments we classify as Traditional Financing represented 73.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $304 million, weighted average annual EBITDA of $90 million and a weighted average enterprise value of $2.2 billion. As of September 30, 2019, investments we classify as Growth Capital represented 27.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $257 million and a weighted average enterprise value of $1.3 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Portfolio and Investment Activity

As of September 30, 2019, based on fair value, our portfolio consisted of 93.0% first lien senior secured debt investments, 2.7% second lien senior secured debt investments and 4.3% equity investments.

As of September 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.3% and 8.3%, respectively.

As of September 30, 2019, we had investments in 29 portfolio companies with an aggregate fair value of $1.3 billion. As of December 31, 2018, we had investments in six portfolio companies with an aggregate fair value of $262.8 million.

Our investment activity for the three months ended September 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2019	2018
New investment commitments
Gross originations	$360,044	$32,000
Less: Sell downs	(27,130)	-
Total new investment commitments	$332,914	$32,000
Principal amount of investments funded:
First-lien senior secured debt investments	$202,600	$12,000
Second-lien senior secured debt investments	16,450	20,000
Unsecured debt investments	—	—
Equity investments	27,000	—
Total principal amount of investments funded	$246,050	$32,000
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(11,906)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	(30,000)	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(41,906)	$—
Number of new investment commitments in new portfolio companies(1)	7	1
Average new investment commitment amount	$45,850	$32,000
Weighted average term for new debt investment commitments (in years)	6.3	7.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.7%	9.1%
Weighted average spread over LIBOR of new floating rate debt investment commitments	5.7%	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.09% and 2.40% as of September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, our investments consisted of the following:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,248,315	$1,245,456	$214,274	$214,348
Second-lien senior secured debt investments	36,139	36,081	19,611	19,550
Unsecured debt investments	-	-	30,000	28,935
Equity investments	57,303	57,068	-	-
Total Investments	$1,341,757	$1,338,605	$263,885	$262,833

The table below describes investments by industry composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Aerospace and defense	1.8%	9.4%
Buildings and real estate	3.3	5.4
Business services	27.7	-
Data and information services	6.4	-
eCommerce and digital marketplaces	0.3	-
Education	18.1	34.0
Financial services	1.6	-
Healthcare providers and services	3.5	-
Healthcare technology	18.8	12.0
Insurance	2.5	-
Leisure and entertainment	5.0	-
Oil and gas	6.3	-
Professional services	3.9	28.2
Technology infrastructure	0.8	-
Transportation	-	11.0
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
United States:
Midwest	7.6%	-%
Northeast	30.0	40.1
South	36.9	39.5
West	19.8	20.4
Canada	3.5	-
Ireland	2.2	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted average total yield of portfolio	8.0%	8.0%
Weighted average total yield of debt and income producing securities	8.4%	8.0%
Weighted average interest rate of debt securities	8.0%	7.7%
Weighted average spread over LIBOR of all floating rate investments	5.8%	5.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%	$—	—%
2	1,338,605	100.0	262,833	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,338,605	100.0%	$262,833	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,284,454	100.0%	$263,885	100.0%
Non-accrual	—	—	—	—
Total	$1,284,454	100.0%	$263,885	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Total Investment Income	$27.2	$0.2	$53.4	$0.2
Less: Expenses	15.7	1.1	34.7	1.1
Net Investment Income (Loss) Before Taxes	$11.5	$(0.9)	$18.7	$(0.9)
Less: Income taxes, including excise taxes	0.1	—	0.1	—
Net Investment Income (Loss) After Taxes	$11.4	$(0.9)	$18.6	$(0.9)
Net change in unrealized gain (loss)	(5.3)	—	(2.0)	—
Net realized gain (loss)	1.5	—	1.6	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$7.6	$(0.9)	$18.2	$(0.9)

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

Investment Income

Investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Interest income from investments	$26.0	$0.2	$51.9	$0.2
Other income	1.2	—	1.5	—
Total investment income	$27.2	$0.2	$53.4	$0.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months Ended September 30, 2019 and 2018

Investment income increased to $27.2 million for the three months ended September 30, 2019 from $0.2 million for the three months ended September 30, 2018, due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended September 30, 2019. Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, was $1.2 million for the three months ended September 30, 2019. We did not earn other income during the three months ended September 30, 2018.

For the Nine Months Ended September 30, 2019 and 2018

Investment income increased to $53.4 million for the nine months ended September 30, 2019 from $0.2 million for the nine months ended September 30, 2018 due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the nine months ended September 30, 2019. Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, was $1.5 million for the nine months ended September 30, 2019. We did not earn other income during the nine months ended September 30, 2018.

Expenses

Expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Initial organization	$—	$0.3	$—	$0.3
Interest expense	7.3	—	14.0	—
Management fees	6.1	0.2	15.3	0.2
Incentive fees	1.0	—	1.2	—
Professional fees	0.5	0.3	2.2	0.3
Directors' fees	0.2	0.1	0.4	0.1
Other general and administrative	0.6	0.2	1.6	0.2
Total expenses	$15.7	$1.1	$34.7	$1.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months Ended September 30, 2019 and 2018

Total expenses increased by $14.6 million for the three months ended September 30, 2018 to the three months ended September 30, 2019 due to an increase in management fees, interest expense and other expenses of $5.9 million, $7.3 million and $1.7 million, respectively, partially offset by initial organization expenses incurred during the three months ended September 30, 2018 of $0.3 million. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $647.9 million from $0 period over period.

For the Nine Months Ended September 30, 2019 and 2018

Total expenses increased by $33.6 million for the nine months ended September 30, 2018 to the nine months ended September 30, 2019 due to an increase in management fees, interest expense and other expenses of $15.1 million, $14.0 million and $4.8 million, respectively, partially offset by initial organization expenses incurred during the nine months ended September 30, 2018 of $0.3 million. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $387.6 million from $0 period over period.

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

For the three and nine months ended September 30, 2019 we accrued U.S. federal excise tax of $41 thousand and $67 thousand, respectively. For the three and nine months ended September 30, 2018 we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2019 and 2018, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net change in unrealized gain (loss) on investments	$(5.3)	$—	$(2.1)	$—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—	—	—
Net change in unrealized gain (loss)	$(5.3)	$—	$(2.1)	$—

For the Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to June 30, 2019. As of September 30, 2019, the fair value of our debt investments as a percentage of principal was 98.4% on our $1.3 billion portfolio, compared to 98.8% on our $1.1 billion portfolio as of June 30, 2019.

For the Nine Months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2018. As of September 30, 2019, the fair value of our debt investments as a percentage of principal was 98.4% on our $1.3 billion portfolio, compared to 98.5% on our $0.3 billion portfolio as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2019 and 2018 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net realized gain (loss) on investments	$1.5	$—	$1.5	$—
Net realized gain (loss) on foreign currency transactions	—	—	0.1	—
Net realized gain (loss) on investments	$1.5	$—	$1.6	$—

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

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 185% and 195%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2019, taken together with our uncalled Capital Commitments of $1.6 billion and available debt capacity of $329.4 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2019, we had $126.7 million in cash. During the period ended September 30, 2019, we used $1,041.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,194.6 million, partially offset by sales of portfolio investments of $119.8 million, and other operating activity of $33.4 million. Lastly, cash provided by financing activities was $845.1 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $380.7 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $469.5 million, net of $5.1 million of distributions paid.

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

During the nine months ended September 30, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 16, 2019	September 27, 2019	4,025,213	$59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		25,976,474	$384.4

During the nine months ended September 30, 2018, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 13, 2018	September 26, 2018	8,168,133	$120.0
August 20, 2018	August 30, 2018	2,666,667	40.0
Total		10,834,800	$160.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On October 30, 2019, our Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2019, payable on or before January 31, 2020.

There were no distributions declared on shares of our common stock during the nine months ended September 30, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Shares
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

There was no common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$800,000	$725,553	$74,447	$721,621
Revolving Credit Facility	305,000	50,000	255,000	46,841
Total Debt	$1,105,000	$775,553	$329,447	$768,462

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $3.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the three and nine months ended September 30, 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$6,640	$—	$12,545	$—
Amortization of debt issuance costs	677	—	1,482	—
Total Interest Expense	$7,317	$—	$14,027	$—
Average interest rate	3.80%	-%	3.96%	-%
Average daily borrowings	$647,914	$-	$387,615	$-

We entered into credit facilities subsequent to the three and nine months ended September 30, 2018, and therefore there was no interest expense for the three and nine months ended September 30, 2018.

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders, with a maximum principal amount of the Subscription Credit Facility of $800 million, subject to availability under the borrowing base, which is based on unused capital commitments.

 The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million on August 20, 2019; previously increased from $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  We predominantly borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	4,563	—
Certify, Inc.	First lien senior secured revolving loan	2,282	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	31,039
Cheese Acquisition, LLC	First lien senior secured revolving loan	4,545	4,545
Circle Internet Services, Inc.	First lien senior secured delayed draw term loan	10,000	—
ConnectWise, LLC	First lien senior secured revolving loan	12,800	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,740	5,203
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	12,159	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,520	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	13,571	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,205	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	1,750	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,045	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured revolving loan	8,250	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	14,700	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
Total Unfunded Portfolio Company Commitments		$179,375	$65,057
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

Investor Commitments

As of September 30, 2019, we had $2.2 billion in total Capital Commitments from our investors ($1.6 billion undrawn), of which $65.0 million is from an affiliate of our Adviser ($48.5 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2018, we had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$725.6	$—	$725.6	$—	$—
Revolving Credit Facility	50.0	—	—	50.0	—
Total Contractual Obligations	$775.6	$—	$725.6	$50.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ending December 31, 2018 and intend to qualify as a RIC for the taxable year ending December 31, 2019. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

As of September 30, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$39.1	$23.3	$15.8
Up 200 basis points	$26.1	$15.5	$10.6
Up 100 basis points	$13.0	$7.8	$5.2
Down 100 basis points	$(13.0)	$(7.8)	$(5.2)
Down 200 basis points	$(15.0)	$(15.5)	$0.5
Down 300 basis points	$(15.0)	$(16.6)	$1.6

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      Owl Rock Technology Finance Corp.

Date: November 5, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

      Owl Rock Technology Finance Corp.

Date: November 5, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer