Form 10-K
period 2019-12-31
Owl Rock Technology Finance Corp.
filed 2020-02-26
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-55977

OWL ROCK TECHNOLOGY FINANCE CORP.

(Exact name of Registrant as specified in its Charter)

Maryland	83-1273258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Large accelerated filer ☐Emerging growth company ☒Small reporting company ☐

Non-accelerated filer ☒Accelerated filer☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

As of February 25, 2020, the registrant had 57,288,774 shares of common stock, $0.01 par value per share, outstanding.

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

•	an economic downturn could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

PART I

Item 1. Business.

Our Company

Owl Rock Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2019, our Adviser or its affiliates have originated $19.0 billion aggregate principal amount of investments across multiple industries, of which $17.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology and life sciences-related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is a subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). We expect to leverage Owl Rock Capital Partners’ relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We anticipate that generally any equity or equity-linked securities we hold will be minority positions. Our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.

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

As of December 31, 2019, based on fair value, our portfolio consisted of 93.6% first lien senior secured debt investments, 2.5% second lien senior secured debt investments and 3.9% equity investments. As of December 31, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2019 we had investments in 29 portfolio companies with an aggregate fair value of $1.5 billion. As of December 31, 2019, our portfolio was invested across 14 different industries. The largest industries in our portfolio as of December 31, 2019 were business services and healthcare technology, which represented, as a percentage of our portfolio, 26.9% and 17.0%, respectively, based on fair value.

We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financing typically means a senior secured loan provided to a portfolio company that is owned by a private-equity firm, has a mature business model, and is underwritten primarily on the basis of a multiple of EBITDA or cash flow. Growth capital typically means an investment in an established, but rapidly growing business that is owned by, or received an equity investment from, one or more growth equity or venture capital firms, and is underwritten on the basis of something other than a multiple of EBITDA (for example, a multiple of recurring revenue). As of December 31, 2019, our average investment size in each of our portfolio companies was approximately $50.9 million based on fair value. As of December 31, 2019, investments we classify as traditional financing represented 65.7% of our total debt portfolio based on fair value. As of December 31, 2019, investments we classify as growth capital represented 34.3% of our total debt portfolio based on fair value.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five-year anniversary of the Final Closing and (ii) the seven-year anniversary of the Initial Closing. See “— The Private Offering.”

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

We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

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

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a subscription line revolving credit facility (the “Subscription Credit Facility”) and a senior secured revolving credit agreement (the “Revolving Credit Agreement”). We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser and Administrator — Owl Rock Technology Advisors LLC

 Owl Rock Technology Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.”  The Adviser serves as our Administrator pursuant to an Administration Agreement between us and the Advisor which was entered into on August 10, 2018 (the "Administration Agreement").  See "Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  The Adviser is an indirect subsidiary of Owl Rock Capital Partners. Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee.  The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette and Pravin Vazirani. The Adviser has limited operating history.  Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and collectively with the Adviser and ORCA, the “Owl Rock Advisers”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners.  The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORCA and ORPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, and ORCA serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II. ORPFA serves as investment adviser to, among other clients, Owl Rock First Lien Master Fund, L.P.

 Owl Rock Capital Corporation is a BDC and its investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk adjusted returns. On July 22, 2019, Owl Rock Capital Corporation closed its initial public offering.

 Owl Rock Capital Corporation II is a BDC and its investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk adjusted returns. As of December 31, 2019, Owl Rock Capital Corporation II had raised gross proceeds of approximately $963.7 million, including seed capital contributed by the Adviser in September 2016 from certain individuals and entities affiliated with the Adviser, and approximately $10.0 million in a private placement from certain individuals and entities affiliated with the Adviser.

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

In addition, we intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ investment allocation policy incorporates the conditions of the exemptive relief. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — we may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates subjecting our Adviser to certain conflicts of interest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

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

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

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

Since its inception through December 31, 2019, the Adviser and its affiliates have sourced potential investment opportunities from over 445 private equity sponsors and venture capital firms and has originated $19.0 billion aggregate principal amount of investments. The Company believes that the Adviser will receive “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determine that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis;
•	reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser will negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2019, 44% of our first lien debt was comprised of unitranche loans.

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

•

Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Equity Investments

Our investment in a portfolio company could be or may include an equity-linked interest, such as a warrant or profit participation right. In certain instances, we will also make direct equity investments, although those situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer. We anticipate that generally any equity or equity-linked securities we hold will be minority positions.

Investment Portfolio

As of December 31, 2019 we had investments in 29 portfolio companies with an aggregate fair value of $1.5 billion. As of December 31, 2019 and 2018, investments consisted of the following:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$1,385,386	$1,382,256	$(3,130)	$214,274	$214,348	$74
Second-lien senior secured debt investments	36,147	36,236	89	19,611	19,550	(61)
Unsecured debt investments	-	-	-	30,000	28,935	(1,065)
Equity	57,303	57,453	150	—	—	-
Total Investments	$1,478,836	$1,475,945	$(2,891)	$263,885	$262,833	$(1,052)

As of December 31, 2019 we had outstanding commitments to fund unfunded investments totaling $167.9 million.

The table below describes investments by industry composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Aerospace and defense	-%	9.4%
Buildings and real estate	3.0	5.4
Business services	26.9	-
Data and information services	5.8	-
eCommerce and digital marketplaces	0.3	-
Education	16.4	34.0
Financial services	1.4	-
Healthcare providers and services	3.1	-
Healthcare technology	17.0	12.0
Insurance	2.9	-
Internet and digital media	8.7	-
Leisure and entertainment	4.5	-
Oil and gas	5.7	-
Professional services	3.5	28.2
Technology infrastructure	0.8	-
Transportation	-	11.0
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
United States:
Midwest	6.9%	-%
Northeast	35.9	40.1
South	34.7	39.5
West	17.3	20.4
Canada	3.1	-
Ireland	2.1	-
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019, our asset coverage was 193%. See “Regulation as a Business Development Company – Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of debt issuance costs of $4.0 million.
(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of debt issuance costs of $2.9 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of debt issuance costs of $2.4 million.

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

In the future, we can be expected to incur such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

On February 19, 2020, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2020, payable on or before May 15, 2020.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05
Total Distributions Declared			$0.65

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

Term

The Investment Advisory Agreement was approved by the Board on February 19, 2020, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

Compensation of Adviser

 We will pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

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

 Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the calendar quarter (including the Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest (“PIK”) and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Board Approval of the Investment Advisory Agreement

On February 19, 2020, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs, which could include employees of the Adviser or its affiliates; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.

The continuation of the Administration Agreement was approved by the Board on February 19, 2020. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

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

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, in acting on our behalf and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement and the Administrative Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

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

Placement activities will be conducted by officers of the Company and the Adviser. Owl Rock Capital Securities LLC (d/b/a Owl Rock Securities), an affiliate of Owl Rock Capital Partners, serves as the dealer manager for the private offering and may serve as the dealer manager for other funds managed by the Adviser or its affiliates. Owl Rock Securities is registered as a broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company has entered and may, from time to time, enter into agreements with other placement agents or broker-dealers to solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.

On August 7, 2018, our Adviser, as our sole initial shareholder, has approved a proposal that allows us to reduce our asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

None of our investment policies are fundamental, and thus may be changed without shareholder approval.

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

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.

On August 7, 2018, our Adviser, as our sole initial shareholder, has approved a proposal that allows us to reduce our asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.owlrockcapitalcorporation.com. In addition, the code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the

Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisor’s allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

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

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Finance Corp., Attention: Investor Relations, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Technology Finance Corp. at (212) 419-3000.

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

We make available free of charge on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. You should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business

We have a limited operating history.

We were formed on July 12, 2018 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and the value of your common stock could decline substantially or your investment could become worthless.

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

Substantially all of our assets are currently pledged as collateral under our Revolving Credit Facility. If we were to default on our obligations under the terms of our Revolving Credit Facility or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross default under other credit facilities. This could reduce our liquidity and cash flow and impair our ability to manage our business.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments.

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

In addition to having fixed dollar claims on our assets that are superior to the claims of our shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-24.93%	-14.48%	-4.02%	6.43%	16.89%

________________

(1)

Assumes, as of December 31, 2019, (i) $1,625.0 million in total assets, (ii) $830.7 million in outstanding indebtedness, (iii) $777.2 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.76%.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Subscription Credit Facility matures on November 19, 2021, the revolving period under the Revolving Credit Facility ends on March 15, 2022 and the Revolving Credit Facility matures on March 15, 2023. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. To the extent that we use leverage to partially finance our investments through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage.

The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage  ratio of 150%, if certain requirements are met. The Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. For additional information about the asset coverage requirements, see “Regulation — Senior Securities.” If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The worldwide financial markets, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. The current political climate has also intensified concerns about a potential trade war between the United States and China in connection with each country’s recent proposed tariffs on the other country’s products. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an “emerging growth company” under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an “emerging growth company” under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit”). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. While it is not currently possible to determine the extent of the impact a hard Brexit may have on our investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets.

Notwithstanding the foregoing, the extent and process by which the United Kingdom will ultimately exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

The Adviser or its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

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

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our portfolio companies and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

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

This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. See – Allocation of Investment Opportunities.

Additionally, expenses may be incurred that are attributable to us and one or more other clients of the Owl Rock Advisors (including in connection with portfolio companies in which we, and such other clients of the Owl Rock Advisors have overlapping investments). The allocation of such expenses among such entities raises potential conflicts of interest. The Adviser and its affiliates intend to allocate such common expenses among us and any such other clients of Owl Rock Advisors in a manner that is fair and equitable over time or in such other manner as may be required by applicable law. Additionally, the appropriate allocation of fees and expenses generated in connection with potential portfolio investments that are not consummated with an investment of our assets, including without limitation out-of-pocket fees associated with travel expenses, attorney fees and the fees of other professionals will be allocated in a manner that is fair and equitable over time and in accordance with the policies adopted by the Adviser and we are expected to bear our ratable share of such expenses.

Any fees payable to, or expenses incurred by, the Company in its capacity as administrative agent or similar role on loans in which other clients of the Owl Rock Advisors are invested, shall be allocated among the Company and the other participating clients of the Owl Rock Advisors pro-rata according to their participation in the transaction.

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio. In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

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

Specifically, we may compete for investments with affiliated BDCs or funds that are also advised by the Adviser, such as Owl Rock Capital Corporation and Owl Rock Capital Corporation II, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section

57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”) including, but not limited to, Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the

Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate level U.S. federal income tax.

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

We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

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

Unitranche Loans. In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

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

As of December 31, 2019, our investments in healthcare technology represented 17% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

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

We expose ourselves to risks when we engage in hedging transactions.

 We may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See "—Risks Related to Our Investments—The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter ("OTC") derivatives." and "—Risks Related to Our Investments—We will be exposed to risks associated with changes in interest rates."

The new market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes.

The Dodd-Frank Act enacted, and the U.S. Commodity Futures Trading Commission ("CFTC") and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We may not have the funds or ability to make additional investments in our portfolio companies.

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

Because we have received the approval of our sole initial shareholder, we are subject to 150% Asset Coverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Because the Adviser, as our sole initial shareholder, has approved this proposal, the reduced asset coverage ratio is currently effective. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “— Risks Related to Our Business and Structure - To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

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

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

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

If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the convertible debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS.”

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

Common Stock

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions.

Distributions declared during the year ended December 31, 2019 of $30.3 million were derived from ordinary income, determined on a tax basis. There were no distributions declared on shares of our common stock during the year ended December 31, 2018.

Holders

As of February 25, 2020, there were approximately 5,700 holders of our common stock.

Distribution Policy

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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax

Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On February 19, 2020, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2020, payable on or before May 15, 2020.

The following table summarizes dividends declared for the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05
Total Distributions Declared			$0.65

The dividends declared during the year ended December 31, 2019 were derived from ordinary income, determined on a tax basis.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended  December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2019, and 2018.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in thousands)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2019	$185.0	1,935	—	N/A
Subscription Credit Facility
December 31, 2019	$645.7	1,935	—	N/A
December 31, 2018	$300.0	1,955	—	N/A

________________

(1)Total amount of each class of senior securities outstanding at the end of the period presented.

(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Financial Data.

The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2019 and 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2019	2018(1)
Consolidated Statement of Operations Data
Income
Total investment income	$83.7	$2.6
Expenses
Total expenses	52.5	4.7
Net investment income (loss) before income taxes	31.2	(2.1)
Excise tax expense	0.1	—
Net investment income (loss) after income taxes	31.1	(2.1)
Total change in net unrealized gain (loss)	(2.0)	(1.1)
Total net realized gain (loss)	1.6	—
Increase (decrease) in net assets resulting from operations	$30.7	$(3.2)
Earnings per common share – basic and diluted	$0.84	$(0.34)

($ in millions, except per share amounts)	December 31, 2019	December 31, 2018
Consolidated Balance Sheet Data
Cash	$142.4	$323.0
Investments at fair value	1,475.9	262.8
Total assets	1,625.0	588.2
Total debt (net of unamortized debt issuance costs)	823.8	297.6
Total liabilities	847.8	301.5
Total net assets	$777.2	$286.7
Net asset value per share	$14.70	$14.53
Other Data:
Number of portfolio companies	29	6
Distributions Declared Per Share	$0.65	$-
Total return based on net asset value(2)	5.8%	(3.2)%
Weighted average total yield of portfolio at fair value	7.9%	8.0%
Weighted average total yield of portfolio at amortized cost	7.9%	8.0%
Weighted average yield of debt and income producing securities at fair value	8.2%	8.0%
Weighted average yield of debt and income producing securities at amortized cost	8.2%	8.0%
Fair value of debt investments as a percentage of principal	98.5%	98.5%

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2019, we had $2.5 billion in total Capital Commitments from investors, of which $68.5 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities are conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example, the Company and the Adviser entered into a dealer manager agreement with Owl Rock Capital Securities LLC (“Owl Rock Securities”) pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments and the Company entered into a placement agent agreement with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities. Owl Rock Securities, an affiliate of Owl Rock, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Owl Rock Capital Advisors LLC (“ORCA”), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation (NYSE: ORCC) and Owl Rock Capital Corporation II, both of which were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser and ORCA, the “Owl Rock Advisers”), an affiliate of the Adviser, services as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA and ORPFA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending LLC is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2019, our Adviser or its affiliates have originated $19.0 billion aggregate principal amount of investments across multiple industries, of which $17.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology and life sciences-related companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.  Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

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

As of December 31, 2019, our average investment size in each of our portfolio companies was approximately $50.9 million based on fair value. As of December 31, 2019, investments we classify as traditional financing represented 65.7% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $271 million, weighted average annual EBITDA of $97 million and a weighted average enterprise value of $1.5 billion. As of December 31, 2019, investments we classify as growth capital represented 34.3% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $259 million and a weighted average enterprise value of $1.2 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including

Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

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

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

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

Portfolio and Investment Activity

As of December 31, 2019, based on fair value, our portfolio consisted of 93.6% first lien senior secured debt investments, 2.5% second lien senior secured debt investments and 3.9% equity investments.

As of December 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.2% and 8.2%, respectively.

As of December 31, 2019, we had investments in 29 portfolio companies with an aggregate fair value of $1.5 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2019	2018(1)
New investment commitments
Gross originations	$1,517,163	$332,000
Less: Sell downs	(87,130)	-
Total new investment commitments	$1,430,033	$332,000
Principal amount of investments funded:
First-lien senior secured debt investments	$1,141,864	$211,731
Second-lien senior secured debt investments	16,450	20,000
Unsecured debt investments	—	30,000
Equity investments	57,160	—
Total principal amount of investments funded	$1,215,474	$261,731
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(60,743)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	(30,000)	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(90,743)	$—
Number of new investment commitments in new portfolio companies(2)	25	6
Average new investment commitment amount	$54,928	$55,333
Weighted average term for new debt investment commitments (in years)	6.1	6.6
Percentage of new debt investment commitments at floating rates	100.0%	91.0%
Percentage of new debt investment commitments at fixed rates	0.0%	9.0%
Weighted average interest rate of new debt investment commitments(3)	8.0%	7.8%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.1%	5.0%

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	Number of new investment commitments represents commitments to a particular portfolio company.
(3)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.9% and 2.8% as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, our investments consisted of the following:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,385,386	$1,382,256	$214,274	$214,348
Second-lien senior secured debt investments	36,147	36,236	19,611	19,550
Unsecured debt investments	-	-	30,000	28,935
Equity investments	57,303	57,453	-	-
Total Investments	$1,478,836	$1,475,945	$263,885	$262,833
________________

(1)	44% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Aerospace and defense	-%	9.4%
Buildings and real estate	3.0	5.4
Business services	26.9	-
Data and information services	5.8	-
eCommerce and digital marketplaces	0.3	-
Education	16.4	34.0
Financial services	1.4	-
Healthcare providers and services	3.1	-
Healthcare technology	17.0	12.0
Insurance	2.9	-
Internet and digital media	8.7	-
Leisure and entertainment	4.5	-
Oil and gas	5.7	-
Professional services	3.5	28.2
Technology infrastructure	0.8	-
Transportation	-	11.0
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
United States:
Midwest	6.9%	-%
Northeast	35.9	40.1
South	34.7	39.5
West	17.3	20.4
Canada	3.1	-
Ireland	2.1	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Weighted average total yield of portfolio	7.9%	8.0%
Weighted average total yield of debt and income producing securities	8.2%	8.0%
Weighted average interest rate of debt securities	7.9%	7.7%
Weighted average spread over LIBOR of all floating rate investments	6.0%	5.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%	$—	—%
2	1,475,945	100.0	262,833	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,475,945	100.0%	$262,833	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,421,533	100.0%	$263,885	100.0%
Non-accrual	—	—	—	—
Total	$1,421,533	100.0%	$263,885	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Total Investment Income	$83.7	$2.6
Less: Expenses	52.5	4.7
Net Investment Income (Loss) Before Taxes	$31.2	$(2.1)
Less: Income taxes, including excise taxes	0.1	—
Net Investment Income (Loss) After Taxes	$31.1	$(2.1)
Net change in unrealized gain (loss)	(2.0)	(1.1)
Net realized gain (loss)	1.6	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$30.7	$(3.2)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

Investment Income

Investment income for the years ended December 31, 2019 and 2018 was as follows:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Interest income from investments	$81.3	$2.6
Other income	2.4	—
Total investment income	$83.7	$2.6

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Investment income increased to $81.3 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018 due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the year ended December 31, 2019. Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, was $2.4 million for the year ended December 31, 2019. We did not earn other income during the year ended December 31, 2018.

Expenses

Expenses for the years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Initial organization	$—	$0.4
Interest expense	21.7	0.5
Management fees	22.1	2.1
Incentive fees	2.6	—
Professional fees	3.3	0.9
Directors' fees	0.6	0.2
Other general and administrative	2.2	0.6
Total expenses	$52.5	$4.7

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased by $47.8 million from the year ended December 31, 2018 to the year ended December 31, 2019 due to an increase in management and incentive fees, interest expense and other expenses of $22.6 million, $21.2 million and $4.4 million, respectively, partially offset by initial organization expenses incurred during the year ended December 31, 2018 of $0.4 million. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $479 million from $36 million period over period.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the year ended December 31, 2019, we accrued U.S. federal excise tax of $107 thousand. For the year ended December 31, 2018, we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2019 and 2018, net change in unrealized gains (losses) was comprised of the following:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Net change in unrealized gain (loss) on investments	$(2.0)	$(1.1)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized gain (loss)	$(2.0)	$(1.1)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

For the year ended December 31, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2018. As of December 31, 2019, the fair value of our debt investments as a percentage of principal was 98.5% on our $1.5 billion portfolio, compared to 98.5% on our $0.3 billion portfolio as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the years ended December 31, 2019 and 2018 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Net realized gain (loss) on investments	$1.6	$—
Net realized gain (loss) on foreign currency transactions	—	—
Net realized gain (loss) on investments	$1.6	$—

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed Capital Commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our credit facilities. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser) and (iii) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2019 and 2018, our asset coverage ratio was 193% and 195%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2019, taken together with our uncalled Capital Commitments of $1.7 billion and available debt capacity of $223.4 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of December 31, 2019, we had $142.4 million in cash. During the period ended December 31, 2019, we used $1,175.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,396.8 million, partially offset by sales of portfolio investments of $186.4 million, and other operating activities of $34.8 million. Lastly, cash provided by financing activities was $994.9 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $483.9 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $523.9 million, net of $12.9 million of distributions paid.

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

During the year ended December 31, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

On December 30, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 4,209,097 shares of the company’s common stock, par value $0.01 per share, expected to close on or about January 13, 2020, for an aggregate offering price of $62.0 million.

During the year ended December 31, 2018, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 26, 2018	December 7, 2018	8,904,151	$129.9
September 13, 2018	September 26, 2018	8,168,133	120.0
August 20, 2018	August 30, 2018	2,666,667	40.0
Total		19,738,951	$289.9

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On February 19, 2020, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2020, payable on or before May 15, 2020.

There were no distributions declared on shares of our common stock during the year ended December 31, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

There was no common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2018.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

For the years ended December 31, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2019	2018(1)
Interest expense	$19,478	$349
Amortization of debt issuance costs	2,202	102
Total Interest Expense	$21,680	$451
Average interest rate	3.76%	5.91%
Average daily borrowings	$479,115	$36,163

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders.

 The maximum principal amount of the Subscription Credit Facility is $900 million (increased from $800 million on December 19, 2019; previously increased from $700 million to $800 million on August 20, 2019, $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  We generally borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or base rate plus 1.00%. We generally borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2019 and 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Acquia Inc.	First lien senior secured revolving loan	14,158	—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	3,422	—
Certify, Inc.	First lien senior secured revolving loan	1,939	—
Reef (fka Cheese Acquisition, LLC)	First lien senior secured delayed draw term loan	—	31,039
Reef (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	4,545	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	5,203
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	12,159	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	684	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,179	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,206	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	1,050	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,045	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured revolving loan	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	10,432	—

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
			—
Total Unfunded Portfolio Company Commitments		$167,865	$65,057

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

Investor Commitments

As of December 31, 2019, we had $2.5 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $68.5 million is from an affiliate of our Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2018, we had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2019, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$645.7	$—	$645.7	$—	$—
Revolving Credit Facility	185.0	—	—	185.0	—
Total Contractual Obligations	$830.7	$—	$645.7	$185.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019.

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

As of December 31, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43.2	$24.9	$18.3
Up 200 basis points	$28.8	$16.6	$12.2
Up 100 basis points	$14.4	$8.3	$6.1
Down 100 basis points	$(13.2)	$(8.3)	$(4.9)
Down 200 basis points	$(14.0)	$(16.0)	$2.0
Down 300 basis points	$(14.0)	$(17.9)	$3.9

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

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Owl Rock Technology Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Owl Rock Technology Finance Corp. and its subsidiary (the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2019 and for the period July 12, 2018 (inception) through December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2019 and for the period July 12, 2018 (inception) through December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and December 31, 2018 by correspondence with the custodian, administrative agents and portfolio companies.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

February 25, 2020

We have served as the Company’s auditor since 2018.

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,478,836 and $263,885, respectively)	$1,475,945	$262,833
Cash	142,363	323,035
Interest receivable	6,127	1,792
Prepaid expenses and other assets	562	575
Total Assets	$1,624,997	$588,235
Liabilities
Debt (net of unamortized debt issuance costs of $6,915 and $2,445, respectively)	$823,797	$297,555
Management fee payable	6,811	1,948
Distribution payable	11,776	—
Incentive fee payable	1,379	—
Payables to affiliates	1,159	916
Accrued expenses and other liabilities	2,903	1,106
Total Liabilities	$847,825	$301,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 52,852,122 and 19,739,051 shares issued and outstanding, respectively	$529	$197
Additional paid-in-capital	776,603	287,922
Total distributable earnings (losses)	40	(1,409)
Total Net Assets	$777,172	$286,710
Total Liabilities and Net Assets	$1,624,997	$588,235
Net Asset Value Per Share	$14.70	$14.53

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$81,346	$2,561
Other income	2,366	44
Total investment income from non-controlled, non-affiliated investments:	83,712	2,605
Total Investment Income	83,712	2,605
Expenses
Initial organization	$—	$397
Interest expense	21,680	451
Management fees	22,085	2,147
Incentive fees	2,622	—
Professional fees	3,308	930
Directors' fees	622	194
Other general and administrative	2,215	600
Total Expenses	52,532	4,719
Net Investment Income (Loss) Before Taxes	31,180	(2,114)
Excise tax expense	107	—
Net Investment Income (Loss) After Taxes	31,073	(2,114)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(1,948)	$(1,052)
Translation of assets and liabilities in foreign currencies	(5)	—
Total Net Change in Unrealized Gain (Loss)	(1,953)	(1,052)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$1,560	$—
Foreign currency transactions	56	—
Total Net Realized Gain (Loss)	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,736	$(3,166)
Earnings (Loss) Per Share - Basic and Diluted	$0.84	$(0.34)
Weighted Average Shares Outstanding - Basic and Diluted	36,696,078	9,344,401

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Buildings and real estate
Reef (fka Cheese Acquisition, LLC)(4)(6)(9)	First lien senior secured loan	L + 4.75%	11/28/2024	$37,498	$37,017	$36,936	4.8%
Reef (fka Cheese Acquisition, LLC)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(44)	(68)	-%
Imperial Parking Canada(4)(8)(9)	First lien senior secured loan	C + 5.00%	11/28/2024	7,639	7,421	7,524	1.0%
				45,137	44,394	44,392	5.8%
Business services
Apptio, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.25%	1/10/2025	49,091	48,225	48,478	6.2%
Apptio, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(55)	(41)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,636	49,566	6.4%
Certify, Inc.(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/28/2020	3,422	3,355	3,362	0.4%
Certify, Inc.(4)(5)(11)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	342	318	314	-%
Circle Internet Services, Inc.(4)(5)	First lien senior secured loan	L + 8.00%	5/17/2023	25,000	24,863	24,313	3.1%
ConnectWise, LLC(4)(6)(9)	First lien senior secured loan	L + 6.00%	2/28/2025	127,975	126,548	126,375	16.2%
ConnectWise, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	-	(151)	(174)	-%
Hyland Software, Inc.(4)(5)(10)	Second lien senior secured loan	L + 7.00%	7/7/2025	16,450	16,501	16,636	2.1%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)	First lien senior secured loan	L + 5.75%	5/24/2024	17,077	16,879	16,863	2.2%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	8/2/2021	1,289	1,204	1,197	0.2%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(5)(11)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	1,216	1,194	1,192	0.2%
Kaseya Traverse Inc.(4)(6)	First lien senior secured loan	L + 5.50% (1.00% PIK)	5/3/2025	29,174	28,649	28,517	3.7%
Kaseya Traverse Inc.(4)(5)(11)	First lien senior secured revolving loan	L + 6.50%	5/3/2025	1,400	1,356	1,345	0.2%
Kaseya Traverse Inc.(4)(7)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50% (1.00% PIK)	5/3/2021	456	420	407	0.1%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	45,187	44,434	44,396	5.7%
Paysimple, Inc.(4)(5)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2020	4,258	4,173	4,183	0.5%
				372,531	367,549	366,929	47.2%
Data and information services
Litera Bidco LLC(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/29/2026	86,626	85,480	85,542	11.0%
Litera Bidco LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(95)	(103)	-%
				86,626	85,385	85,439	11.0%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Education
2U, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	5/22/2024	85,000	83,857	83,300	10.6%
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 7.00%	6/14/2025	53,077	51,968	51,750	6.7%
Dude Solutions Holdings, Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 7.00%	6/14/2025	-	(141)	(173)	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)	First lien senior secured loan	L + 5.50%	11/21/2025	84,405	83,673	83,140	10.7%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)(13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	18,391	18,225	18,096	2.3%
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(9)(11)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	5,968	5,891	5,819	0.7%
				246,841	243,473	241,932	31.0%
Financial services
Transact Holdings, Inc.(4)(5)(9)	First lien senior secured loan	L + 4.75%	4/30/2026	8,978	8,852	8,798	1.1%
				8,978	8,852	8,798	1.1%
Healthcare providers and services
RxSense Holdings, LLC(4)(5)(9)	First lien senior secured loan	L + 6.00%	2/15/2024	45,400	44,821	44,606	5.7%
RxSense Holdings, LLC(4)(5)(9)(11)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	1,415	1,380	1,366	0.2%
				46,815	46,201	45,972	5.9%
Healthcare technology
VVC Holding Corp. (dba Athenahealth, Inc.)(4)(6)(9)(10)	First lien senior secured loan	L + 4.50%	2/11/2026	39,700	38,981	39,851	5.1%
Bracket Intermediate Holding Corp.(4)(6)(9)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,646	19,600	2.5%
Definitive Healthcare Holdings, LLC(4)(6)(9)	First lien senior secured loan	L + 5.50%	7/16/2026	98,243	97,316	97,260	12.5%
Definitive Healthcare Holdings, LLC(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	-	(102)	-	-%
Definitive Healthcare Holdings, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(49)	(54)	-%
Interoperability Bidco, Inc.(4)(5)(9)	First lien senior secured loan	L + 5.75%	6/25/2026	96,018	94,886	94,577	12.2%
Interoperability Bidco, Inc.(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(12)	(38)	-%
Interoperability Bidco, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(56)	(75)	-%
				253,961	250,610	251,121	32.3%
Insurance
Integrity Marketing Acquisition, LLC(4)(6)(9)	First lien senior secured loan	L + 5.75%	8/27/2025	34,487	33,995	33,970	4.4%
Integrity Marketing Acquisition, LLC(4)(6)(9)(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	9,392	9,182	9,251	1.2%
Integrity Marketing Acquisition, LLC(4)(9)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	-	(48)	-	-%
Integrity Marketing Acquisition, LLC(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(53)	(56)	-%
				43,879	43,076	43,165	5.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet and digital media
Acquia Inc.(4)(6)	First lien senior secured loan	L + 7.00%	11/1/2025	130,377	128,904	128,683	16.5%
Acquia Inc.(4)(11)(12)	First lien senior secured revolving loan	L + 7.00%	11/1/2025	-	(161)	(184)	-%
				130,377	128,743	128,499	16.5%
Leisure and entertainment
MINDBODY, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.00%	2/14/2025	67,857	67,257	67,179	8.6%
MINDBODY, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(61)	(71)	-%
				67,857	67,196	67,108	8.6%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(9)	First lien senior secured loan	L + 5.75%	5/13/2025	47,214	46,673	46,269	6.0%
3ES Innovation Inc. (dba Aucerna)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(51)	(92)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/14/2026	38,556	38,108	37,882	4.9%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	-	(42)	(66)	-%
				85,770	84,688	83,993	10.9%
Professional services
Gerson Lehrman Group, Inc.(4)(5)(9)	First lien senior secured loan	L + 4.25%	12/12/2024	51,836	51,396	51,190	6.6%
Gerson Lehrman Group, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(30)	(46)	-%
				51,836	51,366	51,144	6.6%
Total non-controlled/non-affiliated portfolio company debt investments				$1,440,608	$1,421,533	$1,418,492	182.5%
Non-controlled/non-affiliated portfolio company equity investments
Business services
Circle Internet Services, Inc.(14)	Series D Preferred Stock			2,934,961	$15,000	$15,000	1.9%
Circle Internet Services, Inc.(14)	Warrants			244,580	-	424	0.1%
SLA Eclipse Co-Invest, L.P.(14)(16)	Series B Preferred Stock			1,641,929	15,125	15,385	1.9%
				4,821,470	30,125	30,809	3.9%
eCommerce and digital marketplaces
Poshmark, Inc. (14)	LLC Interest			303,529	5,162	4,644	0.6%
				303,529	5,162	4,644	0.6%
Financial services
eShares, Inc. (dba Carta)(14)	Series E Preferred Stock			186,904	2,008	2,000	0.3%
Remitly Global, Inc (14)	Series E Preferred Stock			1,678,810	10,008	10,000	1.3%
				1,865,714	12,016	12,000	1.6%
Technology infrastructure
Algolia, Inc.(14)	Series C Preferred Stock			323,427	10,000	10,000	1.3%
				323,427	10,000	10,000	1.3%
Total non-controlled/non-affiliated portfolio company equity investments					$57,303	$57,453	7.4%
Total Investments					$1,478,836	$1,475,945	189.9%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.8%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.9%.
(7)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2019 was 1.9%.
(8)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2019 was 2.1%.
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
(14)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $57.5 million or 7.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Warrants	May 20, 2019
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Poshmark, Inc.	LLC Interest	February 28, 2019
Remitly Global, Inc	Series E Preferred Stock	May 30, 2019

(15)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(16)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Aerospace and defense
Space Exploration Technologies Corp.(4)(5)(8)(13)	First lien senior secured loan	L + 4.25%	11/21/2025	$25,000	$24,751	$24,750	8.6%
Buildings and real estate
Cheese Acquisition, LLC(4)(6)(8)(13)	First lien senior secured loan	L + 4.75%	11/28/2024	14,416	14,238	14,235	5.0%
Cheese Acquisition, LLC(4)(8)(10)(11)(12)(13)	First lien senior secured delayed draw term loan	L + 4.75%	4/19/2020	-	(172)	(39)	-%
Cheese Acquisition, LLC(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	-	(56)	(57)	-%
				14,416	14,010	14,139	5.0%
Education
Lightning Midco, LLC (dba Vector Solutions)(4)(6)(8)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	85,258	84,419	84,407	29.4%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(8)(10)(12)(13)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	5,472	5,277	5,274	1.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	-	(97)	(99)	-%
				90,730	89,599	89,582	31.3%
Healthcare technology
Bracket Intermediate Holding Corp.(4)(6)(8)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	11,970	11,912	11,880	4.1%
Bracket Intermediate Holding Corp.(4)(6)(8)(13)	Second lien senior secured loan	L + 8.13%	9/5/2026	20,000	19,611	19,550	6.8%
				31,970	31,523	31,430	10.9%
Professional services
Gerson Lehrman Group, Inc.(4)(6)(8)(13)	First lien senior secured loan	L + 4.25%	12/12/2024	74,797	74,054	74,049	25.8%
Gerson Lehrman Group, Inc.(4)(8)(10)(11)(13)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(52)	(52)	-%
				74,797	74,002	73,997	25.8%
Transportation
Uber Technologies, Inc.(8)(9)(13)(14)	Unsecured notes	7.50%	11/1/2023	12,000	12,000	11,588	4.0%
Uber Technologies, Inc.(8)(9)(13)(14)	Unsecured notes	8.00%	11/1/2026	18,000	18,000	17,347	6.1%
				30,000	30,000	28,935	10.1%
Total non-controlled/non-affiliated portfolio company debt investments				266,913	263,885	262,833	91.7%
Total Investments				$266,913	$263,885	$262,833	91.7%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$31,073	$(2,114)
Net change in unrealized gain (loss)	(1,953)	(1,052)
Realized gain (loss)	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	30,736	(3,166)
Distributions
Distributions declared from earnings	(30,296)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(30,296)	—
Capital Share Transactions
Issuance of common shares	484,440	289,876
Reinvestment of distributions	5,582	—
Net Increase in Net Assets Resulting from Capital Share Transactions	490,022	289,876
Total Increase in Net Assets	490,462	286,710
Net Assets, at beginning of period	286,710	—
Net Assets, at end of period	$777,172	$286,710

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$30,736	$(3,166)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,396,849)	(264,133)
Proceeds from investments, net	186,431	290
Net amortization of discount on investments	(2,187)	(42)
Net change in unrealized (gain) loss on investments	1,948	1,052
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	5	—
Net realized (gain) loss	(1,560)	—
Paid-in-kind interest	(786)	—
Amortization of debt issuance costs	2,202	102
Amortization of offering costs	903	227
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,335)	(1,792)
(Increase) decrease in prepaid expenses and other assets	(403)	(41)
Increase (decrease) in management fee payable	4,863	1,948
Increase (decrease) in incentive fee payable	1,379	—
Increase (decrease) in payables to affiliates	243	916
Increase (decrease) in accrued expenses and other liabilities	1,797	1,106
Net cash used in operating activities	(1,175,613)	(263,533)
Cash Flows from Financing Activities
Borrowings on debt	1,751,565	305,000
Payments on debt	(1,220,972)	(5,000)
Debt issuance costs	(6,672)	(2,547)
Proceeds from issuance of common shares	484,440	289,876
Offering costs paid	(482)	(761)
Distributions paid	(12,938)	—
Net cash provided by financing activities	994,941	586,568
Net increase (decrease) in cash	(180,672)	323,035
Cash, beginning of period	323,035	—
Cash, end of period	$142,363	$323,035

Supplemental and Non-Cash Information
Interest expense paid	$17,988	$4
Distribution payable	$11,776	$—
Reinvestment of distributions during the period	$5,582	$—

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018 and commenced operations on August 10, 2018. The Company’s fiscal year ends on December 31. The year ended December 31, 2018 as presented in the consolidated financial statements represents the period July 12, 2018 (inception) through December 31, 2018.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, no investments are on non-accrual status.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Fair Valuation

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

The Company has adopted the aforementioned guidance and it does not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2019 and 2018, the Company incurred expenses of approximately $1.6 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of December 31, 2019 and December 31, 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.2 million and $0.9 million, respectively.

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

For the years ended December 31, 2019 and 2018, management fees were $22.1 million and $2.1 million, respectively.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.

For the year ended December 31, 2019, the Company incurred incentive fees based on net investment income of $2.6 million. The Company did not incur incentives fees based on net investment income for the year ended December 31, 2018.

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

There were no incentive fees based on capital gains accrued for the years ended December 31, 2019 and 2018.

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,385,386	$1,382,256	$214,274	$214,348
Second-lien senior secured debt investments	36,147	36,236	19,611	19,550
Unsecured debt investments	-	-	30,000	28,935
Equity investments	57,303	57,453	-	-
Total Investments	$1,478,836	$1,475,945	$263,885	$262,833

The industry composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Aerospace and defense	-%	9.4%
Buildings and real estate	3.0	5.4
Business services	26.9	-
Data and information services	5.8	-
eCommerce and digital marketplaces	0.3	-
Education	16.4	34.0
Financial services	1.4	-
Healthcare providers and services	3.1	-
Healthcare technology	17.0	12.0
Insurance	2.9	-
Internet and digital media	8.7	-
Leisure and entertainment	4.5	-
Oil and gas	5.7	-
Professional services	3.5	28.2
Technology infrastructure	0.8	-
Transportation	-	11.0
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The geographic composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States:
Midwest	6.9%	-%
Northeast	35.9	40.1
South	34.7	39.5
West	17.3	20.4
Canada	3.1	-
Ireland	2.1	-
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2019 and 2018:

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,851	$1,342,405	$1,382,256
Second-lien senior secured debt investments	—	16,636	19,600	36,236
Equity	—	—	57,453	57,453
Total Investments at fair value	$—	$56,487	$1,419,458	$1,475,945

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$214,348	$214,348
Second-lien senior secured debt investments	—	—	19,550	19,550
Unsecured debt investments	—	28,935	—	28,935
Total Investments at fair value	$—	$28,935	$233,898	$262,833

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2019 and 2018:

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$233,898
Purchases of investments, net(2)	1,284,622	—	57,303	1,341,925
Proceeds from investments, net	(154,652)	—	—	(154,652)
Net change in unrealized gain (loss)	(4,068)	15	150	(3,903)
Net realized gains (losses)	77	—	—	77
Net amortization of discount on investments	2,078	35	—	2,113
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,342,405	$19,600	$57,453	$1,419,458

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind ("PIK").

	As of and for the Year Ended December 31, 2018(3)
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net(2)	214,533	19,600	234,133
Proceeds from investments, net	(290)	—	(290)
Net change in unrealized gain (loss)	74	(61)	13
Net amortization of discount on investments	31	11	42
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$214,348	$19,550	$233,898

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind ("PIK").
(3)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018(1)
First-lien senior secured debt investments	$(4,103)	$74
Second-lien senior secured debt investments	15	(61)
Equity investments	150	—
Total Investments	$(3,938)	$13

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and 2018. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,087,705	Yield Analysis	Market Yield	6.8%-11.7% (8.7%)	Decrease
	254,700	Recent Transaction	Transaction Price	98.7%-98.8% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.8% (11.8%)	Decrease
Equity	$15,385	Market Approach	EBITDA Multiple	21.5x (21.5x)	Increase
	42,068	Market Approach	Revenue Multiple	4.7x-18.8x (8.1x)	Increase

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,880	Yield Analysis	Market Yield	7.5% (7.5%)	Decrease
	202,468	Recent Transaction	Transaction Price	98.8%-99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$19,550	Yield Analysis	Market Yield	12.4% (12.4%)	Decrease

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and 2018, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 193% and 195% as of December 31, 2019 and 2018, respectively.

Debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$350,000	$300,000	$50,000	$297,555
Total Debt	$350,000	$300,000	$50,000	$297,555

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2019	2018(1)
Interest expense	$19,478	$349
Amortization of debt issuance costs	2,202	102
Total Interest Expense	$21,680	$451
Average interest rate	3.76%	5.91%
Average daily borrowings	$479,115	$36,163

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Subscription Credit Facility

On November 19, 2018 (the “Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”), and Wells Fargo, PNC Bank, National Association (“PNC”), and State Street Bank and Trust Company (“State Street”), as lenders.

The maximum principal amount of the Subscription Credit Facility is $900 million (increased from $800 million on December 19, 2019; previously increased from $700 million to $800 million on August 20, 2019, $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed an agreed amount, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature.

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

Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  The Company generally borrows utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either LIBOR plus 2.00%, or base rate plus 1.00%. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company generally borrows utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2019 and 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$—
Acquia Inc.	First lien senior secured revolving loan	14,158	—
Apptio, Inc.	First lien senior secured revolving loan	3,269	—
Certify, Inc.	First lien senior secured delayed draw term loan	3,422	—
Certify, Inc.	First lien senior secured revolving loan	1,939	—
Reef (fka Cheese Acquisition, LLC)	First lien senior secured delayed draw term loan	—	31,039
Reef (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	4,545	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	5,203
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	12,159	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	684	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,179	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8,206	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Traverse Inc.	First lien senior secured revolving loan	1,050	—
Kaseya Traverse Inc.	First lien senior secured delayed draw term loan	3,045	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	14,356
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	3,946	9,914
Litera Bidco LLC	First lien senior secured revolving loan	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	10,432	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	—
RxSense Holdings, LLC	First lien senior secured revolving loan	1,415	—
			—
Total Unfunded Portfolio Company Commitments		$167,865	$65,057

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2018, the Company had $1.8 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $65.0 million is from entities affiliated with or related to the Adviser ($58.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2019, management was not aware of any pending or threatened litigation.

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

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

On December 30, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 4,209,097 shares of the company’s common stock, par value $0.01 per share, expected to close on or about January 13, 2020, for an aggregate offering price of $62.0 million.

During the year ended December 31, 2018, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 26, 2018	December 7, 2018	8,904,151	$129.9
September 13, 2018	September 26, 2018	8,168,133	120.0
August 20, 2018	August 30, 2018	2,666,667	40.0
Total		19,738,951	$289.9

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

On February 19, 2020, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on March 31, 2020, payable on or before May 15, 2020.

There were no distributions declared of the Company’s common stock during the year ended December 31, 2018.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

There was no common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2018.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended  December 31, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2019	2018(1)
Increase (decrease) in net assets resulting from operations	$30,736	$(3,166)
Weighted average shares of common stock outstanding—basic and diluted	36,696,078	9,344,401
Earnings (loss) per common share-basic and diluted	$0.84	$(0.34)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 10. Income Tax

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

The following reconciles the increase in net assets resulting from operations for the fiscal periods ended December 31, 2019 and 2018 to undistributed taxable income at December 31, 2019 and 2018, respectively:

	For the Years Ended December 31,
($ in millions)	2019	2018(1)
Increase (decrease) in net assets resulting from operations	$30.7	$(3.2)
Adjustments:
Net unrealized gain (loss)	2.0	1.1
Deferred organization costs	0.0	0.4
Excise tax	0.1	-
Other book-tax differences	0.9	0.2
Net operating losses	-	1.5
Taxable Income	$33.7	$-

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

For the year ended December 31, 2019

Total distributions declared during the year ended December 31, 2019 of $30.3 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2019, the Company had $3.4 million of undistributed ordinary income, as well as $(3.1) million of net unrealized losses on investments and $(0.3) million of other temporary differences. For the year ended December 31, 2019, 91.6% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2019, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.9 million of non-deductible offering costs and $0.1 million of U.S. federal excise taxes.

For the period ended December 31, 2018

For the period ended December 31, 2018, the Company had $(1.0) million of net unrealized losses on investments and $(0.4) million of other temporary differences.

During the period ended December 31, 2018, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $1.5 million of non-deductible net operating losses and $0.3 million of non-deductible offering costs.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2019	2018(1)
Per share data:
Net asset value, beginning of period	$14.53	$—
Net investment income (loss)(2)	0.85	(0.23)
Net realized and unrealized gain (loss)	(0.03)	(0.11)
Total from operations	0.82	(0.34)
Issuance of common stock	—	14.87
Distributions declared from net investment income(3)	(0.65)	—
Total increase in net assets	0.17	14.53
Net asset value, end of period	$14.70	$14.53
Shares outstanding, end of period	52,852,122	19,739,051
Total Return(4)	5.8%	(3.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(5)	9.3%	7.7%
Ratio of net investment income to average net assets(5)	5.5%	(3.2)%
Net assets, end of period	$777,172	$286,710
Weighted-average shares outstanding	36,696,078	9,344,401
Total capital commitments, end of period	$2,519,921	$1,813,178
Ratio of total contributed capital to total committed capital, end of period	30.7%	16.0%
Portfolio turnover rate	18.4%	0.0%
Year of formation	2018	2018

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	The per share data was derived using the weighted average shares outstanding during the period.
(3)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
(4)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(5)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$9,123	$17,098	$27,175	$30,316
Net expenses	$8,083	$10,889	$15,765	$17,902
Net investment income (loss)	$1,040	$6,209	$11,410	$12,414
Net realized and unrealized gains (losses) on investments	$2,873	$475	$(3,792)	$107
Increase (decrease) in net assets resulting from operations	$3,913	$6,684	$7,618	$12,521
Net asset value per share as of the end of the quarter	$14.70	$14.74	$14.66	$14.70
Earnings (loss) per share - basic and diluted	$0.19	$0.19	$0.18	$0.26

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2018(1)	June 30, 2018(1)	September 30, 2018(1)	December 31, 2018(1)
Investment income	$—	$—	$200	$2,405
Net expenses	$—	$—	$1,054	$3,665
Net investment income (loss)	$—	$—	$(854)	$(1,260)
Net realized and unrealized gains (losses) on investments	$—	$—	$(2)	$(1,050)
Increase (decrease) in net assets resulting from operations	$—	$—	$(856)	$(2,310)
Net asset value per share as of the end of the quarter	$—	$—	$14.68	$14.53
Earnings (loss) per share - basic and diluted	$—	$—	$(0.35)	$(0.17)

________________

(1)	The Company was formed on July 12, 2018 and commenced operations on August 10, 2018.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2020 annual meeting of shareholders; the terms of our Class II directors will expire at the 2021 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Finn and Kaye serve as Class I directors (with terms expiring in 2020). Messrs. Temple and Ostrover serve as Class II directors (with terms expiring in 2021). Messrs. D'Alelio, Packer, and Kirshenbaum serve as Class III directors (with terms expiring in 2022).

Biographical Information

Brief biographies of the members of the Board are set forth below. Also included below following each biography is a brief discussion of the specific experience, qualifications, attributes or skills that led our Board to conclude that the applicable director should serve on our Board at this time. In addition, set forth further below is a biography of each of our executive officers who is not a director.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 59	Director	Private Investor	Class I Director since 2018; Term expires in 2020	3	Owl Rock Capital Corporation (“ORCC”)
		Chief Executive Officer, Asset Management Finance Corporation (through 2013)			Owl Rock Capital Corporation II (“ORCC II”)
					The Scotts Miracle Gro Company
Eric Kaye, 56	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2018; Term expires in 2020	3	ORCC
					ORCC II

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Christopher M. Temple, 52	Director	President of DelTex Capital LLC	Class II Director since 2018; Term expires in 2021	3	ORCC
					ORCC II

					Plains All American Pipeline Company
Edward D'Alelio, 67	Chairman of the Board, Director	Retired	Class III Director since 2018; Term expires in 2022	3	ORCC
					ORCC II

					Blackstone/GSO Long Short Credit Fund

					Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Douglas I. Ostrover, 57	Director	Co Founder and Chief Executive Officer of Owl Rock Capital Partners	Class II Director since 2018; Term expires in 2021	3	ORCC
		Co-Chief Investment Officer of the Adviser, ORCA and ORPFA			ORCC II
		Co-Founder GSO Capital Partners
Craig W. Packer, 53	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners	Class III Director since 2018; Term expires in 2022	3	ORCC
		Co-Chief Investment Officer of the Adviser, ORCA, and ORPFA			ORCC II

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
		President and Chief Executive Officer of the Company, ORCC and ORCC II
		Co Head of Leveraged Finance in the Americas, Goldman Sachs
Alan Kirshenbaum, 48	Chief Operating Officer, Chief Financial Officer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, the Adviser, ORCA, ORPFA, the Company and ORCC;	Class III Director since 2018; Term expires in 2022	3	ORCC
		Chief Operating Officer of ORCC II			ORCC II
		Chief Financial Officer of TPG Specialty Lending, Inc.

(1)	The address for each director is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)

The term “Fund Complex” refers to the Company, and Owl Rock Capital Corporation, and Owl Rock Capital Corporation II., each business development company whose adviser is affiliated with the Adviser. Directors and officers who oversee the funds in the Fund Complex are noted.

(4)

"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Ostrover, Packer, and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since 2016 he has served on the boards of ORCC and ORCC II, since 2018 he has served on the board of the Company and since 2020 he has served on the board of Owl Rock Capital Corporation III (“ORCC III”). Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co‑President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, and Investment Partner of Nyca Partners, a financial technology venture capital firm and a director of Sarcos Robotics. Since 2016 he has served on the boards of ORCC and ORCC II, since 2018 he has served on the board of the Company and since 2020 he has served on the board of ORCC III. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and as a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. Since 2016 he has served on the boards of ORCC and ORCC II, since 2018 he has served on the board of the Company and since 2020 he has served on the board of ORCC III. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation and chair of the UMass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009 Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund. & Blackstone/GSO Sen. Flt Rate Fund. Since 2016 he has served on the boards of ORCC and ORCC II, since 2018 he has served on the board of the Company and since 2020 he has served on the board of ORCC III. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of the Owl Rock Advisers, and is a member of the Investment Committee of each of the Company, ORCC and ORCC II (the “Owl Rock BDCs”). In addition, Mr. Ostrover has served on the boards of ORCC and ORCC II since 2016, on the board of the Company since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs and ORCC III and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of ORCC and ORCC II since 2016, on the board of the Company since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, ORCC and the Company, and the Chief Operating Officer of ORCC II and ORCC III. In addition, Mr. Kirshenbaum has served on the board of ORCC since 2015, on the board of ORCC II since 2016, on the board of the Company since 2018 and on the board of ORCC III since 2020. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of TPG Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from 2011 through 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met four times during 2019 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director).

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our directors attended the 2019 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of seven members, four of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day‑to‑day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Secretary.

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.owlrock.com.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D’Alelio	Edward D’Alelio
Brian Finn	Brian Finn
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a)assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;

(b)prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c)oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;

(d)determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;

(e)pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f)acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had eight formal meetings in 2019. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019, except for Mr. Kaye who did not attend one meeting of the Audit Committee and Mr. D’Alelio who did not attend two meetings of the Audit Committee.

Each member of the Audit Committee simultaneously serves on the audit committees of three or more public companies, and the Board has determined that each member’s simultaneous service on the audit committees of other public companies does not impair such member’s ability to effectively serve on the Audit Committee.

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b)makes recommendations with regard to the tenure of the directors;

(c)is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and

(d)recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had two formal meeting in 2019. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC's Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC's rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company's proxy statement for the preceding year's annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year's annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:

•	whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;

•	whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;

•	whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;

•	whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and

•

whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

The Nominating and Corporate Governance Committee's goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as they may deem are in the best interests of the Company and its shareholders. The Board also believes it appropriate for certain key members of our management to participate as members of the Board.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee decides not to re-nominate a member for re-election, the Nominating and Corporate Governance Committee identify the desired skills and experience of a new nominee in light of the criteria above. The members of the Board are polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board's goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrock.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrock.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	47	Chief Compliance Officer	2018
Bryan Cole	35	Controller	2018
Alexis Maged	54	Vice President	2018
Neena Reddy	41	Vice President	2019

The address for each of our executive officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Accounting Officer and Controller of each of the Company and ORCC, and as Chief Financial Officer of each of ORCC II and ORCC III. Prior to joining Owl Rock in 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Underwriting and Portfolio Management for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director of Owl Rock Capital Partners LP, General Counsel of each of the Owl Rock Advisors and also serves as Vice President and Secretary of each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

Item 11. Executive Compensation.

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day‑to‑day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye and Brian Finn. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Committee Chair	Committee Meeting Fee
$150,000	$2,500	$25,000	$15,000	$5,000	$1,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2019:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$168,000	$168,000	$506,271
Christopher M. Temple	$160,000	$160,000	$490,271
Eric Kaye	$149,000	$149,000	$465,771
Brian Finn	$145,000	$145,000	$440,271

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 14, 2020 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 57,288,774 shares of our common stock outstanding as of February 14, 2020. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned		Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	9,752,026		17%
Interested Directors
Douglas I. Ostrover(2)	1,308,808		2%
Craig W. Packer(2)	1,308,808		2%
Alan Kirshenbaum(2)	1,308,808		2%
Independent Directors
Brian Finn	—		0%
Edward D'Alelio	10,098		*
Eric Kaye	—		0%
Christopher M. Temple	—		0%
Executive Officers			0%
Karen Hager	—		0%
Bryan Cole	—		0%
Alexis Maged	—		0%
Neena Reddy	—		0%
All officers and directors as a group (11 persons)(3)	1,318,906	(4)	2%

*	Less than 1%.
(1)

Includes 4,876,013 shares held by The Regents of the University of California, as Trustee for the University of California Retirement Plan and 4,876,013 shares held by The Regents of the University of California. The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.

(2)	Shares are held by Owl Rock FIC Tech BDC LLC. Messrs. Ostrover, Packer and Kirshenbaum disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein.
(3)	The address for each of the directors and officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.
(4)	Includes a total of 1,308,808 shares held by Owl Rock FIC Tech BDC LLC.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of the Record Date stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)		Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	over $100,000	(4)	over $100,000
Craig W. Packer	over $100,000	(4)	over $100,000
Alan Kirshenbaum	over $100,000	(4)	over $100,000
Independent Directors
Brian Finn	—		over $100,000
Edward D'Alelio	over $100,000		over $100,000
Eric Kaye	—		—
Christopher M. Temple	—		over $100,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2019, times the number of shares of the Company's common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (x) the product obtained by multiplying the current net offering price of Owl Rock Capital Corporation II, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (y) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock of $15.90 as of February 14, 2020 by the number of shares of Owl Rock Capital Corporation beneficially owned, and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

(4)

Reflects the shares held by Owl Rock FIC Tech BDC LLC. Each of Messrs. Ostrover, Packer, and Kirshenbaum disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Technology Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including ORCC, ORCC II, and Owl Rock First Lien Master Fund L.P. (the “Owl Rock Clients”), for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate.

The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers' allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers' allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including ORCC, ORCC II and Owl Rock First Lien Master Fund; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including ORCC, ORCC II and Owl Rock First Lien Master Fund. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process;

the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

Pursuant to the Owl Rock Advisers' allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Owl Rock Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K)

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Owl Rock Capital Partners has granted us a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Material Non‑Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Director Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. PricewaterhouseCoopers LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and December 31, 2019. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company. A representative of PricewaterhouseCoopers LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed for the fiscal years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018(1)
Audit Fees	$700,000	$250,000
Audit-Related Fees(2)	—	—
Tax Fees	52,500	58,000
All Other Fees(3)	—	—
Total Fees	$752,500	$308,000

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	“Audit‑Related Fees” are those fees billed to the Company by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP.
(3)	“All Other Fees” are those fees, if any, billed to the Company by PricewaterhouseCoopers LLP in connection with permitted non‑audit services.

Pre‑Approval Policies and Procedures

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on September 17, 2018).

4.2*	Description of Registrant’s Securities.

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

10.7

Senior Secured Revolving Credit Agreement dated as of March 15, 2019, between Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, SunTrust Bank as Administrative Agent and SunTrust Robinson Humphrey, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on March 19, 2019).

10.8

First Amendment to Revolving Credit Agreement, dated as of June 6, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 7, 2019).

10.9*

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of December 19, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender.

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

**Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: February 25, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 25, 2020.

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