Form 10-Q
period 2020-03-31
Owl Rock Technology Finance Corp.
filed 2020-05-12
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2020

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

As of May 12, 2020, the registrant had 78,804,634 shares of common stock, $0.01 par value per share, outstanding.

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
•

the impact of the novel strain of coronavirus known as “COVID-19” and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy;

•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,890,942 and $1,478,836, respectively)	$1,831,392	$1,475,945
Cash	132,189	142,363
Interest receivable	8,711	6,127
Subscription receivable	1,603	—
Prepaid expenses and other assets	633	562
Total Assets	$1,974,528	$1,624,997
Liabilities
Debt (net of unamortized debt issuance costs of $6,196 and $6,915, respectively)	$970,330	$823,797
Management fee payable	7,410	6,811
Distribution payable	14,431	11,776
Incentive fee payable	1,757	1,379
Payables to affiliates	708	1,159
Payable for investments purchased	39,485	—
Accrued expenses and other liabilities	3,148	2,903
Total Liabilities	$1,037,269	$847,825
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 68,129,554 and 52,852,122 shares issued and outstanding, respectively	$681	$529
Additional paid-in-capital	991,182	776,603
Total distributable earnings (losses)	(54,604)	40
Total Net Assets	$937,259	$777,172
Total Liabilities and Net Assets	$1,974,528	$1,624,997
Net Asset Value Per Share	$13.76	$14.70

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$33,481	$8,978
Other income	1,246	145
Total investment income from non-controlled, non-affiliated investments:	34,727	9,123
Total Investment Income	34,727	9,123
Expenses
Interest expense	$7,634	$2,436
Management fees	7,410	4,152
Incentive fees	1,757	182
Professional fees	1,085	743
Directors' fees	223	133
Other general and administrative	616	432
Total Expenses	18,725	8,078
Net Investment Income (Loss) Before Taxes	16,002	1,045
Excise tax expense	187	5
Net Investment Income (Loss) After Taxes	15,815	1,040
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(55,990)	$2,768
Translation of assets and liabilities in foreign currencies	(10)	(7)
Total Net Change in Unrealized Gain (Loss)	(56,000)	2,761
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(27)	$103
Foreign currency transactions	(1)	9
Total Net Realized Gain (Loss)	(28)	112
Net Increase (Decrease) in Net Assets Resulting from Operations	$(40,213)	$3,913
Earnings (Loss) Per Share - Basic and Diluted	$(0.70)	$0.19
Weighted Average Shares Outstanding - Basic and Diluted	57,611,746	20,265,202

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Buildings and real estate
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(12)	First lien senior secured loan	L + 4.75%	11/28/2024	$37,409	$36,952	$35,351	3.8%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(11)(12)(14)	First lien senior secured revolving loan	P + 3.75%	11/28/2023	3,052	3,010	2,802	0.3%
Imperial Parking Canada(4)(10)(12)	First lien senior secured loan	C + 5.00%	11/28/2024	6,937	7,403	6,556	0.7%
				47,398	47,365	44,709	4.8%
Business services
Apptio, Inc.(4)(5)(12)	First lien senior secured loan	L + 7.25%	1/10/2025	49,091	48,260	47,128	5.0%
Apptio, Inc.(4)(12)(14)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(52)	(131)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,665	48,186	5.1%
Certify, Inc.(4)(5)(14)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/28/2020	4,563	4,492	4,306	0.5%
Certify, Inc.(4)(5)(14)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	342	319	251	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,873	24,625	2.6%
ConnectWise, LLC(4)(8)(12)	First lien senior secured loan	L + 6.00%	2/28/2025	127,653	126,287	121,590	13.0%
ConnectWise, LLC(4)(12)(14)(15)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	-	(144)	(660)	(0.1)%
Hyland Software, Inc.(4)(5)(12)	Second lien senior secured loan	L + 7.00%	7/7/2025	37,432	37,015	35,373	3.8%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/24/2024	22,809	22,566	21,783	2.3%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(14)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/2/2021	7,228	7,113	6,662	0.7%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(14)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	1,401	1,376	1,291	0.1%
Kaseya Traverse Inc.(4)(7)	First lien senior secured loan	L + 4.00% (3.00% PIK)	5/2/2025	31,348	30,807	29,781	3.2%
Kaseya Traverse Inc.(4)(5)(14)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	2,426	2,384	2,303	0.2%
Kaseya Traverse Inc.(4)(7)(14)(16)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	5/3/2021	457	423	312	-%
Kaseya Traverse Inc.(4)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	3/4/2022	-	(14)	(56)	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	45,074	44,349	42,707	4.6%
Paysimple, Inc.(4)(5)(14)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2020	9,908	9,716	9,233	1.0%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(12)	Second lien senior secured loan	L + 8.00%	3/6/2028	50,481	49,239	47,452	5.1%
				465,407	458,674	442,136	47.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Data and information services
Litera Bidco LLC(4)(7)(12)	First lien senior secured loan	L + 5.75%	5/29/2026	92,814	91,630	89,332	9.5%
Litera Bidco LLC(4)(7)(12)(14)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	8,250	8,159	7,941	0.8%
Maverick Bidco Inc.(4)(8)	First lien senior secured loan	L + 6.25%	4/28/2023	23,000	22,165	21,505	2.3%
				124,064	121,954	118,778	12.6%
Education
2U, Inc.(4)(5)(12)	First lien senior secured loan	L + 6.75%	5/22/2024	85,000	83,912	81,813	8.6%
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.00%	6/13/2025	58,846	57,649	55,462	5.9%
Dude Solutions Holdings, Inc.(4)(8)(14)	First lien senior secured revolving loan	L + 7.00%	6/13/2025	1,846	1,711	1,448	0.2%
Instructure, Inc. (4)(7)(12)	First lien senior secured loan	L + 7.00%	3/24/2026	95,682	94,489	94,485	10.1%
Instructure, Inc. (4)(12)(14)(15)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(92)	(93)	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(12)	First lien senior secured loan	L + 5.50%	11/21/2025	84,192	83,487	80,825	8.6%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(12)(14)(16)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	18,345	18,186	17,559	1.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(12)(14)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	9,220	9,148	8,823	0.9%
				353,131	348,490	340,322	36.2%
Financial services
Transact Holdings, Inc.(4)(5)(12)	First lien senior secured loan	L + 4.75%	4/30/2026	8,955	8,835	8,440	0.9%
				8,955	8,835	8,440	0.9%
Food and beverage
DoorDash, Inc.(17)(20)	Convertible Note	10.00% PIK	3/1/2025	100,333	99,063	101,337	10.8%
				100,333	99,063	101,337	10.8%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(12)	First lien senior secured loan	L + 4.50%	2/11/2026	39,600	38,908	37,224	4.0%
Bracket Intermediate Holding Corp.(4)(7)(12)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,655	18,950	2.0%
Definitive Healthcare Holdings, LLC(4)(7)(12)	First lien senior secured loan	L + 5.50%	7/16/2026	98,478	97,582	94,293	10.1%
Definitive Healthcare Holdings, LLC(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	-	(98)	(652)	(0.1)%
Definitive Healthcare Holdings, LLC(4)(7)(12)(14)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	5,435	5,388	5,204	0.6%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(12)	First lien senior secured loan	L + 6.25%	2/20/2026	75,415	74,486	72,398	7.7%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	-	(37)	(121)	-%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(12)(14)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	7,541	7,449	7,240	0.8%
Interoperability Bidco, Inc.(4)(9)(12)	First lien senior secured loan	L + 5.75%	6/25/2026	95,776	94,682	88,354	9.4%
Interoperability Bidco, Inc.(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(11)	(663)	(0.1)%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(6)(12)(14)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	5,000	4,947	4,613	0.5%
				347,245	342,951	326,840	34.9%
Insurance
Asurion, LLC(4)(5)(12)(13)	Second lien senior secured loan	L + 6.50%	8/4/2025	19,775	18,969	18,329	2.0%
Integrity Marketing Acquisition, LLC(4)(7)(12)	First lien senior secured loan	L + 5.75%	8/27/2025	56,123	55,227	52,895	5.6%
Integrity Marketing Acquisition, LLC(4)(7)(12)(14)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	3,736	3,686	3,522	0.4%
				79,634	77,882	74,746	8.0%
Internet and digital media
Acquia Inc.(4)(7)	First lien senior secured loan	L + 7.00%	10/31/2025	110,245	109,202	105,009	11.2%
Acquia Inc.(4)(14)(15)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(110)	(560)	(0.1)%
				110,245	109,092	104,449	11.1%
Leisure and entertainment
MINDBODY, Inc.(4)(8)(12)	First lien senior secured loan	L + 7.00%	2/14/2025	67,857	67,281	61,580	6.6%
MINDBODY, Inc.(4)(8)(12)(14)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	7,143	7,085	6,482	0.7%
				75,000	74,366	68,062	7.3%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(8)(12)	First lien senior secured loan	L + 5.75%	5/13/2025	47,095	46,576	43,798	4.7%
3ES Innovation Inc. (dba Aucerna)(4)(12)(14)(15)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(49)	(321)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(12)	First lien senior secured loan	L + 5.75%	5/14/2026	38,459	38,026	35,960	3.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(12)(14)(15)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	-	(40)	(244)	-%
				85,554	84,513	79,193	8.5%
Professional services
Gerson Lehrman Group, Inc.(4)(7)(12)	First lien senior secured loan	L + 4.25%	12/12/2024	51,706	51,286	49,380	5.3%
Gerson Lehrman Group, Inc.(4)(11)(12)(14)	First lien senior secured revolving loan	P + 3.25%	12/12/2024	2,279	2,251	2,115	0.2%
				53,985	53,537	51,495	5.5%
Total non-controlled/non-affiliated portfolio company debt investments				$1,850,951	$1,826,722	$1,760,507	187.7%
Non-controlled/non-affiliated portfolio company equity investments
Business services
Circle Internet Services, Inc.(17)	Series D Preferred Stock			2,934,961	$15,000	$21,922	2.3%
Circle Internet Services, Inc.(17)	Series E Preferred Stock			821,806	6,917	6,917	0.7%
Circle Internet Services, Inc.(17)	Warrants			244,580	-	808	0.1%
SLA Eclipse Co-Invest, L.P.(17)(19)	Series B Preferred Stock			1,641,929	15,125	15,616	1.7%
				5,643,276	37,042	45,263	4.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
eCommerce and digital marketplaces
Poshmark, Inc. (17)	Common Stock			303,529	5,162	3,622	0.4%
				303,529	5,162	3,622	0.4%
Financial services
eShares, Inc. (dba Carta)(17)	Series E Preferred Stock			186,904	2,008	2,000	0.2%
Remitly Global, Inc (17)	Series E Preferred Stock			1,678,810	10,008	10,000	1.1%
				1,865,714	12,016	12,000	1.3%
Technology infrastructure
Algolia, Inc.(17)	Series C Preferred Stock			323,427	10,000	10,000	1.1%
				323,427	10,000	10,000	1.1%
Total non-controlled/non-affiliated portfolio company equity investments					$64,220	$70,885	7.6%
Total Investments					$1,890,942	$1,831,392	195.3%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 1.0%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2020 was 1.3%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.5%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.2%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2020 was 1.0%.
(10)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2020 was 1.2%.
(11)	The interest rate on these loans is subject to Prime, which as of March 31, 2020 was 3.3%.
(12)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(13)	Level 2 investment.
(14)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(15)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(16)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $172.2 million or 18.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Warrants	May 20, 2019
DoorDash, Inc.	Convertible Note	February 19, 2020
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019

(18)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(19)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.
(20)

Upon each interest payment due date, the portfolio company may elect to either (i) add accrued interest to the outstanding principal balance, i.e. a PIK interest payment or (ii) pay accrued interest in cash. The portfolio company elected to make a PIK interest payment during the quarter ended March 31, 2020.

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

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(15)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Leisure and entertainment
MINDBODY, Inc.(4)(5)(9)	First lien senior secured loan	L + 7.00%	2/14/2025	67,857	67,257	67,179	8.6%
MINDBODY, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(61)	(71)	-%
				67,857	67,196	67,108	8.6%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(9)	First lien senior secured loan	L + 5.75%	5/13/2025	47,214	46,673	46,269	6.0%
3ES Innovation Inc. (dba Aucerna)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(51)	(92)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(6)(9)	First lien senior secured loan	L + 5.75%	5/14/2026	38,556	38,108	37,882	4.9%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(9)(11)(12)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	-	(42)	(66)	-%
				85,770	84,688	83,993	10.9%
Professional services
Gerson Lehrman Group, Inc.(4)(5)(9)	First lien senior secured loan	L + 4.25%	12/12/2024	51,836	51,396	51,190	6.6%
Gerson Lehrman Group, Inc.(4)(9)(11)(12)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(30)	(46)	-%
				51,836	51,366	51,144	6.6%
Total non-controlled/non-affiliated portfolio company debt investments				$1,440,608	$1,421,533	$1,418,492	182.5%
Non-controlled/non-affiliated portfolio company equity investments
Business services
Circle Internet Services, Inc.(14)	Series D Preferred Stock			2,934,961	$15,000	$15,000	1.9%
Circle Internet Services, Inc.(14)	Warrants			244,580	-	424	0.1%
SLA Eclipse Co-Invest, L.P.(14)(16)	Series B Preferred Stock			1,641,929	15,125	15,385	1.9%
				4,821,470	30,125	30,809	3.9%
eCommerce and digital marketplaces
Poshmark, Inc. (14)	Common Stock			303,529	5,162	4,644	0.6%
				303,529	5,162	4,644	0.6%
Financial services
eShares, Inc. (dba Carta)(14)	Series E Preferred Stock			186,904	2,008	2,000	0.3%
Remitly Global, Inc (14)	Series E Preferred Stock			1,678,810	10,008	10,000	1.3%
				1,865,714	12,016	12,000	1.6%
Technology infrastructure
Algolia, Inc.(14)	Series C Preferred Stock			323,427	10,000	10,000	1.3%
				323,427	10,000	10,000	1.3%
Total non-controlled/non-affiliated portfolio company equity investments					$57,303	$57,453	7.4%
Total Investments					$1,478,836	$1,475,945	189.9%
________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$15,815	$1,040
Net change in unrealized gain (loss)	(56,000)	2,761
Realized gain (loss)	(28)	112
Net Increase (Decrease) in Net Assets Resulting from Operations	(40,213)	3,913
Distributions
Distributions declared from earnings	(14,431)	(1,437)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(14,431)	(1,437)
Capital Share Transactions
Issuance of common shares	211,386	175,000
Reinvestment of distributions	3,345	—
Net Increase in Net Assets Resulting from Capital Share Transactions	214,731	175,000
Total Increase in Net Assets	160,087	177,476
Net Assets, at beginning of period	777,172	286,710
Net Assets, at end of period	$937,259	$464,186

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(40,213)	$3,913
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(480,898)	(394,913)
Proceeds from investments, net	71,085	36,954
Net amortization of discount on investments	(1,457)	(190)
Net change in unrealized (gain) loss on investments	55,990	(2,768)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	10	7
Net realized (gain) loss	27	(103)
Paid-in-kind interest	(889)	—
Amortization of debt issuance costs	769	283
Amortization of offering costs	64	265
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,584)	(1,654)
(Increase) decrease in prepaid expenses and other assets	(109)	(427)
Increase (decrease) in management fee payable	599	2,204
Increase (decrease) in incentive fee payable	378	182
Increase (decrease) in payables to affiliates	(451)	(340)
Increase (decrease) in payable for investments purchased	39,485	—
Increase (decrease) in accrued expenses and other liabilities	245	979
Net cash used in operating activities	(357,949)	(355,608)
Cash Flows from Financing Activities
Borrowings on debt	456,500	591,565
Payments on debt	(310,000)	(300,000)
Debt issuance costs	(50)	(4,152)
Proceeds from issuance of common shares	209,783	172,094
Offering costs paid	(27)	(234)
Distributions paid	(8,431)	—
Net cash provided by financing activities	347,775	459,273
Net increase (decrease) in cash	(10,174)	103,665
Cash, beginning of period	142,363	323,035
Cash, end of period	$132,189	$426,700

Supplemental and Non-Cash Information
Interest expense paid	$6,562	$1,403
Distribution payable	$14,431	$1,437
Reinvestment of distributions during the period	$3,345	$—
Subscription receivable	$1,603	$2,906

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable period ending December 31, 2018 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2018 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022.  ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

On February 19, 2020, the Board approved the continuation of the Administration Agreement.  Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses of approximately $0.5 million and $0.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of March 31, 2020 and December 31, 2019, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.7 million and $1.2 million, respectively.

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

On February 19, 2020, the Board approved the continuation of the Investment Advisory Agreement.  Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

For the three months ended March 31, 2020 and 2019, management fees were $7.4 million and $4.2 million, respectively.

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

For the three months ended March 31, 2020, the Company incurred incentive fees based on net investment income of $1.8 million. The Company did not incur incentives fees based on net investment income for the three months ended March 31, 2019.

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

There were no incentive fees based on capital gains accrued for the three months ended March 31, 2020.  For the three months ended March 31, 2019, the Company accrued performance based incentive fees based on capital gains of $0.2 million.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with ORCA and Owl Rock Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which are BDCs advised by ORCA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,602,781	$1,539,066	$1,385,386	$1,382,256
Second-lien senior secured debt investments	124,878	120,104	36,147	36,236
Unsecured debt investments	99,063	101,337	-	-
Equity investments	64,220	70,885	57,303	57,453
Total Investments	$1,890,942	$1,831,392	$1,478,836	$1,475,945

The industry composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Buildings and real estate	2.4%	3.0%
Business services	26.6	26.9
Data and information services	6.5	5.8
eCommerce and digital marketplaces	0.2	0.3
Education	18.6	16.4
Financial services	1.1	1.4
Food and beverage	5.5	-
Healthcare providers and services	-	3.1
Healthcare technology	17.9	17.0
Insurance	4.1	2.9
Internet and digital media	5.7	8.7
Leisure and entertainment	3.7	4.5
Oil and gas	4.3	5.7
Professional services	2.8	3.5
Technology Infrastructure	0.6	0.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
United States:
Midwest	7.3%	6.9%
Northeast	24.9	35.9
South	33.5	34.7
West	25.0	17.3
Canada	6.7	3.1
Ireland	-	2.1
United Kingdom	2.6	-
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2020 and December 31, 2019:

	Fair Value Hierarchy as of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$1,539,066	$1,539,066
Second-lien senior secured debt investments	—	18,329	101,775	120,104
Unsecured debt investments	—	—	101,337	101,337
Equity	—	—	70,885	70,885
Total Investments at fair value	$—	$18,329	$1,813,063	$1,831,392

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,851	$1,342,405	$1,382,256
Second-lien senior secured debt investments	—	16,636	19,600	36,236
Unsecured debt investments	—	—	57,453	57,453
Total Investments at fair value	$—	$56,487	$1,419,458	$1,475,945

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net(2)	287,097	69,747	99,039	6,917	462,800
Proceeds from investments, net	(71,085)	—	—	—	(71,085)
Net change in unrealized gain (loss)	(60,589)	(4,224)	2,275	6,515	(56,023)
Net realized gains (losses)	(27)	—	—	—	(27)
Net amortization of discount on investments	1,414	16	23	—	1,453
Transfers into (out of) Level 3(1)	39,851	16,636	—	—	56,487
Fair value, end of period	$1,539,066	$101,775	$101,337	$70,885	$1,813,063

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind ("PIK").

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$233,898
Purchases of investments, net(2)	350,553	—	5,162	355,715
Proceeds from investments, net	(36,954)	—	—	(36,954)
Net change in unrealized gain (loss)	(277)	42	—	(235)
Net realized gains (losses)	103	—	—	103
Net amortization of discount on investments	174	8	—	182
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$527,947	$19,600	$5,162	$552,709

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind ("PIK").

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2019 on Investments Held at March 31, 2019
First-lien senior secured debt investments	$(60,818)	$(277)
Second-lien senior secured debt investments	(4,224)	42
Unsecured debt investments	2,275	—
Equity investments	6,515	—
Total Investments	$(56,252)	$(235)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$1,407,450	Yield Analysis	Market Yield	7.9%-13.4% (9.9%)	Decrease
	94,392	Recent Transaction	Transaction Price	98.8% (98.8%)	Increase
Second-lien senior secured debt investments(2)	$66,402	Yield Analysis	Market Yield	12.2%-13.1% (12.4%)	Decrease
Unsecured debt investments	$101,337	Yield Analysis	Market Yield	10.3% (10.3%)	Decrease
Equity	$15,616	Yield Analysis	Market Yield	10.8% (10.8%)	Decrease
	55,269	Market Approach	Revenue Multiple	2.8x-11.0x (7.1x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $37,224, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes investments with an aggregate fair value amounting to $35,373, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,087,705	Yield Analysis	Market Yield	6.8%-11.7% (8.7%)	Decrease
	254,700	Recent Transaction	Transaction Price	98.7%-98.8% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.8% (11.8%)	Decrease
Equity	$15,385	Market Approach	EBITDA Multiple	21.5x (21.5x)	Increase
	42,068	Market Approach	Revenue Multiple	4.7x-18.8x (8.1x)	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates their carrying value. The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or close proximity of the originations to the measurement date.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 192% and 193% as of March 31, 2020 and December 31, 2019, respectively.

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$700,026	$139,649	$696,582
Revolving Credit Facility	305,000	276,500	28,500	273,748
Total Debt	$1,205,000	$976,526	$168,149	$970,330

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.4 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.8 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$6,865	$2,153
Amortization of debt issuance costs	769	283
Total Interest Expense	$7,634	$2,436
Average interest rate	3.25%	4.28%
Average daily borrowings	$797,512	$184,564

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$3,017	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	—	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	2,282	3,422
Certify, Inc.	First lien senior secured revolving loan	1,939	1,939
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,368	3,647
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	6,217	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,051	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	3,045	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	25	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	—	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	—	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	4,758	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$110,112	$167,865

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of March 31, 2020, the Company had $2.7 billion in total Capital Commitments from investors ($1.8 billion undrawn), of which $72.7 million is from entities affiliated with or related to the Adviser ($48.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2020, management was not aware of any pending or threatened litigation.

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

During the three months ended March 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 11, 2020	March 24, 2020	10,840,780	$149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		15,049,877	$211.4

On April 15, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 10,838,150 shares of the company’s common stock, par value $0.01 per share, which closed on April 28, 2020, for an aggregate offering price of $150.0 million.

On May 6, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 19,699,142 shares of the company's common stock, par value $0.01 per share, expected to close on or about May 19, 2020 for an aggregate offering price of $275.0 million.

During the three months ended March 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 15, 2019	March 28, 2019	11,838,390	$175.0
Total		11,838,390	$175.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On May 5, 2020, the Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2020, payable on or before August 14, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	227,554

There was no common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Increase (decrease) in net assets resulting from operations	$(40,213)	$3,913
Weighted average shares of common stock outstanding—basic and diluted	57,611,746	20,265,202
Earnings (loss) per common share-basic and diluted	$(0.70)	$0.19

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

For the three months ended March 31, 2020 and 2019, the Company accrued U.S. federal excise tax of $187 thousand and $5 thousand, respectively.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$14.70	$14.53
Net investment income (loss)(1)	0.28	0.05
Net realized and unrealized gain (loss)	(1.01)	0.17
Total from operations	(0.73)	0.22
Distributions declared from net investment income(2)	(0.21)	(0.05)
Total increase (decrease) in net assets	(0.94)	0.17
Net asset value, end of period	$13.76	$14.70
Shares outstanding, end of period	68,129,554	31,577,441
Total Return(3)	(5.0)%	1.5%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.8%	8.6%
Ratio of net investment income to average net assets(4)	7.4%	1.1%
Net assets, end of period	$937,259	$464,186
Weighted-average shares outstanding	57,611,746	20,265,202
Total capital commitments, end of period	$2,736,644	$1,945,525
Ratio of total contributed capital to total committed capital, end of period	36.0%	23.9%
Portfolio turnover rate	4.0%	8.2%
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31,2019 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of March 31, 2020, we had $2.7 billion in total Capital Commitments from investors, of which $72.7 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.  In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

For the three months ending June 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2020, our Adviser or its affiliates have originated $21.0 billion aggregate principal amount of investments across multiple industries, of which $19.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

As of March 31, 2020, our average investment size in each of our portfolio companies was approximately $53.9 million based on fair value. As of March 31, 2020, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 61.3% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $287 million, weighted average annual EBITDA of $104 million and a weighted average enterprise value of $1.6 billion. As of March 31, 2020, investments we classify as growth capital represented 37.7% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $356 million and a weighted average enterprise value of $3.0 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2020,  94.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency:

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

Robust Demand for Debt Capital. According to S&P Capital IQ, there was approximately $1.2 trillion of mergers and acquisitions activity in the technology and software industries from 2013 through 2017. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of March 31, 2020, based on fair value, our portfolio consisted of 84.0% first lien senior secured debt investments (of which 49% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.6% second lien senior secured debt investments, 5.5% unsecured debt investments and 3.9% equity investments.

As of March 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.2% and 7.9%, respectively.

As of March 31, 2020, we had investments in 34 portfolio companies with an aggregate fair value of $1.8 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$432,000	$397,280
Less: Sell downs	—	(17,500)
Total new investment commitments	$432,000	$379,780
Principal amount of investments funded:
First-lien senior secured debt investments	$213,929	$343,298
Second-lien senior secured debt investments	91,238	-
Unsecured debt investments	100,000	—
Equity investments	6,917	5,160
Total principal amount of investments funded	$412,084	$348,458
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(67,301)	$(22,500)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(67,301)	$(22,500)
Number of new investment commitments in new portfolio companies(1)	6	7
Average new investment commitment amount	$63,719	$54,254
Weighted average term for new debt investment commitments (in years)	5.8	5.9
Percentage of new debt investment commitments at floating rates	76.5%	100.0%
Percentage of new debt investment commitments at fixed rates	23.5%	0.0%
Weighted average interest rate of new debt investment commitments(2)	8.7%	8.6%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.8%	6.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.5% and 2.6% as of March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,602,781	$1,539,066	(1)	$1,385,386	$1,382,256	(1)
Second-lien senior secured debt investments	124,878	120,104		36,147	36,236
Unsecured debt investments	99,063	101,337		-	-
Equity investments	64,220	70,885		57,303	57,453
Total Investments	$1,890,942	$1,831,392		$1,478,836	$1,475,945

________________

(1)	49% and 44% of which we consider unitranche loans as of March 31, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Buildings and real estate	2.4%	3.0%
Business services	26.6	26.9
Data and information services	6.5	5.8
eCommerce and digital marketplaces	0.2	0.3
Education	18.6	16.4
Financial services	1.1	1.4
Food and beverage	5.5	-
Healthcare providers and services	-	3.1
Healthcare technology	17.9	17.0
Insurance	4.1	2.9
Internet and digital media	5.7	8.7
Leisure and entertainment	3.7	4.5
Oil and gas	4.3	5.7
Professional services	2.8	3.5
Technology Infrastructure	0.6	0.8
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
United States:
Midwest	7.3%	6.9%
Northeast	24.9	35.9
South	33.5	34.7
West	25.0	17.3
Canada	6.7	3.1
Ireland	-	2.1
United Kingdom	2.6	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average total yield of portfolio	7.9%	7.9%
Weighted average total yield of debt and income producing securities	8.2%	8.2%
Weighted average interest rate of debt securities	7.6%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.1%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$54,272	3.0%	$—	—%
2	1,777,120	97.0	1,475,945	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,831,392	100.0%	$1,475,945	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,826,722	100.0%	$1,421,533	100.0%
Non-accrual	—	—	—	—
Total	$1,826,722	100.0%	$1,421,533	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Total Investment Income	$34.7	$9.1
Less: Expenses	18.7	8.1
Net Investment Income (Loss) Before Taxes	$16.0	$1.0
Less: Income taxes, including excise taxes	0.2	—
Net Investment Income (Loss) After Taxes	$15.8	$1.0
Net change in unrealized gain (loss)	(56.0)	2.8
Net realized gain (loss)	—	0.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$(40.2)	$3.9

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Interest income from investments	$33.5	$9.0
Other income	1.2	0.1
Total investment income	$34.7	$9.1

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Investment income increased to $34.7 million for the three months ended March 31, 2020  from $9.1 million for the three months  ended March 31, 2019 due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $0.6 billion as of March 31, 2019, to $1.9 billion as of March 31, 2020, partially offset by a decrease in our portfolio’s weighted average yield from 8.4% as of March 31, 2019 to 7.9% as of March 31, 2020. For the three months ended March 31, 2020 and 2019, payment-in-kind income represented less than 5% of interest income.

Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, increased to $1.2 million for the three months ended March 31, 2020 from $0.1 million for the three months ended March 31, 2019.

Expenses

Expenses for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Interest expense	$7.6	$2.4
Management fees	7.4	4.2
Incentive fees	1.8	0.2
Professional fees	1.1	0.7
Directors' fees	0.2	0.1
Other general and administrative	0.6	0.5
Total expenses	$18.7	$8.1

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased to $18.7 million for the three months ended March 31, 2020 from $8.1 million for the three months ended March 31, 2019 due to an increase in management and incentive fees, interest expense and other expenses of $3.2 million, $1.6 million, $5.2 million and $0.6 million, respectively. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $797.5 million from $184.6 million period over period.

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

For the three months ended March 31, 2020 and 2019, we accrued U.S. federal excise tax of $187 thousand and $5 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2020 and 2019, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Net change in unrealized gain (loss) on investments	$(56.0)	$2.8
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized gain (loss)	$(56.0)	$2.8

For the three months ended March 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2019. As of March 31, 2020, the fair value of our debt investments as a percentage of principal was 95.1% on our $1.8 billion portfolio, compared to 98.5% on our $1.5 billion portfolio as of December 31, 2019. The primary drivers of our portfolio’s unrealized losses are current market conditions and widening credit spreads during the three months ended March 31, 2020. See “COVID-19 Developments” for additional information.

For the three months ended March 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to December 31, 2018. As of March 31, 2019, the fair value of our debt investments as a percentage of principal was 99.0%, compared to 98.5% as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2020 and 2019 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2020	2019
Net realized gain (loss) on investments	$—	0.1
Net realized gain (loss) on foreign currency transactions	—	—
Net realized gain (loss)	$—	$0.1

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 192% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2020, taken together with our uncalled Capital Commitments of $1.8 billion and available debt capacity of $168.1 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of March 31, 2020, we had $132.2 million in cash. During the period ended March 31, 2020, we used $357.9 million in cash for operating activities, primarily as a result of funding portfolio investments of $480.9 million, partially offset by sales of portfolio investments of $71.1 million, and other operating activities of $51.9 million. Lastly, cash provided by financing activities was $347.8 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $209.8 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $146.4 million, net of $8.4 million of distributions paid.

Equity

Subscriptions and Drawdowns

In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, we issued 100 common shares for $1,500 to Owl Rock Technology Advisors LLC, which subsequently became our Adviser on August 10, 2018.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a capital call notice to our investors.

During the three months ended March 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 11, 2020	March 24, 2020	10,840,780	$149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		15,049,877	$211.4

On April 15, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 10,838,150 shares of the company’s common stock, par value $0.01 per share, which closed on April 28, 2020, for an aggregate offering price of $150.0 million.

On May 6, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 19,699,142 shares of the company's common stock, par value $0.01 per share, expected to close on or about May 19, 2020 for an aggregate offering price of $275.0 million.

During the three months ended March 31, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 15, 2019	March 28, 2019	11,838,390	$175.0
Total		11,838,390	$175.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On May 5, 2020, our Board declared a distribution of 90% of estimated first quarter taxable income and net capital gains, if any, for shareholders of record on June 30, 2020, payable on or before August 14, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	227,554

There was no common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019.

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$700,026	$139,649	$696,582
Revolving Credit Facility	305,000	276,500	28,500	273,748
Total Debt	$1,205,000	$976,526	$168,149	$970,330

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.4 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.8 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$6,865	$2,153
Amortization of debt issuance costs	769	283
Total Interest Expense	$7,634	$2,436
Average interest rate	3.25%	4.28%
Average daily borrowings	$797,512	$184,564

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2020 and the fiscal years ended December 31, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in thousands)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2020	$276.5	1,922	—	N/A
December 31, 2019	$185.0	1,935	—	N/A
Subscription Credit Facility
March 31, 2020	$700.0	1,922	—	N/A
December 31, 2019	$645.7	1,935	—	N/A
December 31, 2018	$300.0	1,955	—	N/A

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$3,017	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	—	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	2,282	3,422
Certify, Inc.	First lien senior secured revolving loan	1,939	1,939
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,368	3,647
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	6,217	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,051	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	3,045	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	25	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,309	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	—	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	—	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	4,758	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$110,112	$167,865

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

Investor Commitments

As of March 31, 2020, we had $2.7 billion in total Capital Commitments from our investors ($1.8 billion undrawn), of which $72.7 million is from entities affiliated with or related to the Adviser ($48.4 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2019, we had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2020, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$700.0	$—	$700.0	$—	$—
Revolving Credit Facility	276.5	—	276.5	—	—
Total Contractual Obligations	$976.5	$—	$976.5	$—	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates including Owl Rock Capital Corporation and in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2019 and in “ITEM 1A. RISK FACTORS.”

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ending December 31, 2018 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2018 tax year remains subject to examination by U.S. federal, state and local tax authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

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

As of March 31, 2020, 94.2% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$52.5	$24.9	$27.6
Up 200 basis points	$35.0	$16.6	$18.4
Up 100 basis points	$17.5	$8.3	$9.2
Down 50 basis points	$(8.0)	$(4.2)	$(3.8)
Down 100 basis points	$(9.1)	$(8.3)	$(0.8)
Down 150 basis points	$(10.0)	$(12.1)	$2.1

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
•

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

•

Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

The United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans,. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 31, 2020, pursuant to our dividend reinvestment plan, we issued 227,554 shares of our common stock, at a price of $14.70 per share, to stockholders of record as of December 31, 2019 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

Owl Rock Technology Finance Corp.

Date: May 12, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: May 12, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer