Form 10-Q
period 2020-06-30
Owl Rock Technology Finance Corp.
filed 2020-08-11
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2020

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

As of August 11, 2020, the registrant had 98,510,759 shares of common stock, $0.01 par value per share, outstanding.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $2,172,652 and $1,478,836, respectively)	$2,157,717	$1,475,945
Cash	228,150	142,363
Interest receivable	11,244	6,127
Prepaid expenses and other assets	557	562
Total Assets	$2,397,668	$1,624,997
Liabilities
Debt (net of unamortized debt issuance costs of $10,372 and $6,915, respectively)	$944,970	$823,797
Management fee payable	7,788	6,811
Distribution payable	19,675	11,776
Incentive fee payable	2,424	1,379
Payables to affiliates	1,071	1,159
Payable for investments purchased	5,252	—
Accrued expenses and other liabilities	3,865	2,903
Total Liabilities	$985,045	$847,825
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 98,510,759 and 52,852,122 shares issued and outstanding, respectively	$985	$529
Additional paid-in-capital	1,419,784	776,603
Total distributable earnings (losses)	(8,146)	40
Total Net Assets	$1,412,623	$777,172
Total Liabilities and Net Assets	$2,397,668	$1,624,997
Net Asset Value Per Share	$14.34	$14.70

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$36,512	$16,862	$68,959	$25,840
PIK interest income	3,679	48	4,713	48
Other income	340	188	1,586	333
Total investment income from non-controlled, non-affiliated investments:	40,531	17,098	75,258	26,221
Total Investment Income	40,531	17,098	75,258	26,221
Expenses
Interest expense	$6,149	$4,274	$13,783	$6,710
Management fees	7,788	5,005	15,198	9,155
Incentive fees	2,424	48	4,181	230
Professional fees	1,315	890	2,400	1,633
Directors' fees	227	133	450	266
Other general and administrative	741	518	1,357	952
Total Expenses	18,644	10,868	37,369	18,946
Net Investment Income (Loss) Before Taxes	21,887	6,230	37,889	7,275
Excise tax expense	71	21	258	26
Net Investment Income (Loss) After Taxes	21,816	6,209	37,631	7,249
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$44,306	$469	$(11,684)	$3,237
Translation of assets and liabilities in foreign currencies	13	7	3	—
Total Net Change in Unrealized Gain (Loss)	44,319	476	(11,681)	3,237
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(1)	$(52)	$(28)	$51
Foreign currency transactions	(2)	51	(3)	60
Total Net Realized Gain (Loss)	(3)	(1)	(31)	111
Net Increase (Decrease) in Net Assets Resulting from Operations	$66,132	$6,684	$25,919	$10,597
Earnings (Loss) Per Share - Basic and Diluted	$0.78	$0.19	$0.36	$0.38
Weighted Average Shares Outstanding - Basic and Diluted	84,960,548	35,262,128	71,286,147	27,805,093

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company debt investments
Buildings and real estate
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(12)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	$37,319	$36,893	$35,266	2.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(12)(14)	First lien senior secured revolving loan	L + 5.75%	11/28/2023	3,052	3,014	2,802	0.2%
Imperial Parking Canada(4)(10)(12)	First lien senior secured loan	C + 6.00% (incl. 1.00% PIK)	11/28/2024	7,227	7,384	6,829	0.5%
				47,598	47,291	44,897	3.2%
Business services
Apptio, Inc.(4)(8)(12)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,681	59,003	4.2%
Apptio, Inc.(4)(12)(14)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(49)	(49)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,695	49,441	3.5%
Certify, Inc.(4)(6)(14)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/28/2020	5,704	5,629	5,610	0.4%
Certify, Inc.(4)(5)(14)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	342	321	308	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,883	25,000	1.8%
ConnectWise, LLC(4)(7)(12)	First lien senior secured loan	L + 6.00%	2/28/2025	127,332	126,027	125,422	8.8%
ConnectWise, LLC(4)(12)(14)(15)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	-	(136)	(209)	-%
Hyland Software, Inc.(4)(5)(12)	Second lien senior secured loan	L + 7.00%	7/7/2025	37,432	37,024	36,806	2.6%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)	First lien senior secured loan	L + 5.75%	5/24/2024	22,752	22,522	22,126	1.6%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(14)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/2/2021	9,034	8,914	8,693	0.6%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(14)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	841	817	773	0.1%
Kaseya Traverse Inc.(4)(8)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	31,570	31,052	30,860	2.2%
Kaseya Traverse Inc.(4)(8)(14)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	2,426	2,386	2,370	0.2%
Kaseya Traverse Inc.(4)(8)(14)(16)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	5/3/2021	460	428	412	-%
Kaseya Traverse Inc.(4)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	-	(13)	(18)	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,960	44,266	42,150	3.0%
Paysimple, Inc.(4)(5)(14)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2020	13,717	13,460	12,821	0.9%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(12)	Second lien senior secured loan	L + 8.00%	3/6/2028	50,481	49,265	47,957	3.4%
				482,146	475,172	469,476	33.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Data and information services
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(12)	First lien senior secured loan	L + 7.75%	4/16/2026	125,000	121,351	121,250	8.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(12)(14)(15)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(723)	(750)	(0.1)%
Litera Bidco LLC(4)(7)(12)	First lien senior secured loan	L + 5.25%	5/29/2026	94,298	93,116	92,648	6.6%
Litera Bidco LLC(4)(7)(12)(14)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	8,250	8,163	8,106	0.6%
Maverick Bidco Inc.(4)(7)	First lien senior secured loan	L + 6.25%	4/28/2023	22,943	22,169	21,681	1.5%
				250,491	244,076	242,935	17.2%
Education
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,846	57,695	56,934	4.0%
Dude Solutions Holdings, Inc.(4)(8)(14)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	1,846	1,718	1,621	0.1%
Instructure, Inc. (4)(5)(12)	First lien senior secured loan	L + 7.00%	3/24/2026	103,992	102,502	103,732	7.3%
Instructure, Inc. (4)(12)(14)(15)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(88)	(19)	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(12)	First lien senior secured loan	L + 5.50%	11/21/2025	103,583	102,753	102,029	7.2%
Lightning Midco, LLC (dba Vector Solutions)(4)(11)(12)(14)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	9,220	9,153	9,071	0.6%
				277,487	273,733	273,368	19.2%
Financial services
Transact Holdings, Inc.(4)(5)(12)	First lien senior secured loan	L + 4.75%	4/30/2026	8,933	8,817	8,687	0.6%
				8,933	8,817	8,687	0.6%
Food and beverage
DoorDash, Inc.(17)	Convertible Note	10.00% PIK	3/1/2025	102,842	101,621	103,870	7.4%
Toast, Inc.(17)	Convertible Note	8.50% (incl. 4.25% PIK)	6/21/2027	200,000	195,647	195,000	13.7%
				302,842	297,268	298,870	21.1%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(12)(13)	First lien senior secured loan	L + 4.50%	2/11/2026	39,500	38,835	38,185	2.7%
Bracket Intermediate Holding Corp.(4)(7)(12)	First lien senior secured loan	L + 4.25%	9/5/2025	399	369	369	-%
Bracket Intermediate Holding Corp.(4)(7)(12)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,665	19,250	1.4%
Definitive Healthcare Holdings, LLC(4)(7)(12)	First lien senior secured loan	L + 5.50%	7/16/2026	98,700	97,835	96,973	6.9%
Definitive Healthcare Holdings, LLC(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	-	(94)	(109)	-%
Definitive Healthcare Holdings, LLC(4)(5)(12)(14)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	5,435	5,391	5,340	0.4%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(8)(12)	First lien senior secured loan	L + 6.25%	2/20/2026	75,415	74,518	72,964	5.2%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	-	(35)	(98)	-%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(5)(12)(14)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,541	1,453	1,296	0.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(9)(12)	First lien senior secured loan	L + 5.75%	6/25/2026	95,534	94,479	90,757	6.4%
Interoperability Bidco, Inc.(4)(12)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(11)	(388)	-%
Interoperability Bidco, Inc.(4)(8)(12)(14)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	5,000	4,950	4,750	0.3%
				341,524	337,355	329,289	23.4%
Insurance
Asurion, LLC(4)(5)(12)(13)	Second lien senior secured loan	L + 6.50%	8/4/2025	24,682	23,877	24,497	1.7%
Integrity Marketing Acquisition, LLC(4)(8)(12)	First lien senior secured loan	L + 5.75%	8/27/2025	55,982	55,126	54,303	3.8%
Integrity Marketing Acquisition, LLC(4)(12)(14)(15)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(48)	(112)	-%
				80,664	78,955	78,688	5.5%
Internet and digital media
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,245	109,240	108,316	7.7%
Acquia Inc.(4)(14)(15)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(105)	(206)	-%
				110,245	109,135	108,110	7.7%
Leisure and entertainment
Airbnb, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	4/17/2025	25,000	24,389	24,375	1.7%
MINDBODY, Inc.(4)(8)(12)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	67,936	67,385	59,784	4.2%
MINDBODY, Inc.(4)(8)(12)(14)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	7,143	7,088	6,286	0.4%
				100,079	98,862	90,445	6.3%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(8)(12)	First lien senior secured loan	L + 5.75%	5/13/2025	46,976	46,480	44,628	3.2%
3ES Innovation Inc. (dba Aucerna)(4)(12)(14)(15)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(46)	(229)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(12)	First lien senior secured loan	L + 5.25%	5/14/2026	38,363	37,944	37,308	2.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(12)(14)(15)	First lien senior secured revolving loan	L + 5.25%	5/14/2025	-	(38)	(103)	-%
				85,339	84,340	81,604	5.8%
Professional services
Gerson Lehrman Group, Inc.(4)(9)(12)	First lien senior secured loan	L + 4.25%	12/12/2024	51,575	51,176	50,930	3.6%
Gerson Lehrman Group, Inc.(4)(5)(12)(14)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	2,279	2,252	2,234	0.2%
				53,854	53,428	53,164	3.8%
Total non-controlled/non-affiliated portfolio company debt investments				$2,141,202	$2,108,432	$2,079,533	147.1%
Non-controlled/non-affiliated portfolio company equity investments
Business services
Circle Internet Services, Inc.(17)	Series D Preferred Stock			2,934,961	$15,000	$21,922	1.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Circle Internet Services, Inc.(17)	Series E Preferred Stock			821,806	6,917	6,917	0.5%
Circle Internet Services, Inc.(17)	Warrants			244,580	-	808	0.1%
SLA Eclipse Co-Invest, L.P.(17)(19)	Series B Preferred Stock			1,641,929	15,125	15,857	1.1%
				5,643,276	37,042	45,504	3.3%
eCommerce and digital marketplaces
Poshmark, Inc.(17)	Common Stock			303,529	5,162	5,160	0.4%
				303,529	5,162	5,160	0.4%
Financial services
eShares, Inc. (dba Carta)(17)	Series E Preferred Stock			186,904	2,008	2,930	0.2%
Remitly Global, Inc (17)	Series E Preferred Stock			1,678,810	10,008	13,000	0.9%
				1,865,714	12,016	15,930	1.1%
Technology infrastructure
Algolia, Inc.(17)	Series C Preferred Stock			323,427	10,000	11,590	0.8%
				323,427	10,000	11,590	0.8%
Total non-controlled/non-affiliated portfolio company equity investments					$64,220	$78,184	5.6%
Total Investments					$2,172,652	$2,157,717	152.7%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2020 was 0.23%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2020 was 0.55%.
(10)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2020 was 0.52%.
(11)	The interest rate on these loans is subject to Prime, which as of June 30, 2020 was 3.25%.
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
(17)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $377.1 million or 26.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Warrants	May 20, 2019
DoorDash, Inc.	Convertible Note	February 19, 2020
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Toast, Inc.	Convertible Note	June 19, 2020

(18)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(19)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$21,816	$6,209	$37,631	$7,249
Net change in unrealized gain (loss)	44,319	476	(11,681)	3,237
Realized gain (loss)	(3)	(1)	(31)	111
Net Increase (Decrease) in Net Assets Resulting from Operations	66,132	6,684	25,919	10,597
Distributions
Distributions declared from earnings	(19,675)	(5,915)	(34,106)	(7,352)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(19,675)	(5,915)	(34,106)	(7,352)
Capital Share Transactions
Issuance of common shares	424,840	149,468	$636,226	$324,468
Reinvestment of distributions	4,067	485	7,412	485
Net Increase in Net Assets Resulting from Capital Share Transactions	428,907	149,953	643,638	324,953
Total Increase in Net Assets	475,364	150,722	635,451	328,198
Net Assets, at beginning of period	937,259	464,186	777,172	286,710
Net Assets, at end of period	$1,412,623	$614,908	$1,412,623	$614,908

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$25,919	$10,597
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(863,674)	(873,725)
Proceeds from investments, net	177,676	38,515
Net amortization of discount on investments	(3,688)	(595)
Net change in unrealized (gain) loss on investments	11,684	(3,237)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(3)	—
Net realized (gain) loss on investments	28	(51)
Net realized (gain) loss on foreign currency transactions relating to investments	3	—
Paid-in-kind interest	(4,168)	(25)
Amortization of debt issuance costs	1,583	805
Amortization of offering costs	159	565
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,736)	(3,195)
(Increase) decrease in paid-in-kind interest receivable	(1,381)	(23)
(Increase) decrease in prepaid expenses and other assets	47	(198)
Increase (decrease) in management fee payable	977	3,057
Increase (decrease) in incentive fee payable	1,045	230
Increase (decrease) in payables to affiliates	(88)	(297)
Increase (decrease) in payable for investments purchased	5,252	—
Increase (decrease) in accrued expenses and other liabilities	962	1,299
Net cash used in operating activities	(651,403)	(826,278)
Cash Flows from Financing Activities
Borrowings on debt	1,131,850	1,161,565
Payments on debt	(1,011,500)	(810,972)
Debt issuance costs	(389)	(5,325)
Proceeds from issuance of common shares	636,226	324,468
Offering costs paid	(202)	(345)
Distributions paid	(18,795)	(926)
Net cash provided by financing activities	737,190	668,465
Net increase (decrease) in cash	85,787	(157,813)
Cash, beginning of period	142,363	323,035
Cash, end of period	$228,150	$165,222

Supplemental and Non-Cash Information
Interest expense paid	$11,161	$4,869
Distribution payable	$19,675	$5,942
Reinvestment of distributions during the period	$7,412	$485

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, no investments are on non-accrual status.

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

For the three months ended June 30, 2020 and 2019, the Company incurred expenses of approximately $0.6 million and $0.3  million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the six months ended June 30, 2020 and 2019, the Company incurred expenses of approximately $1.1 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement

As of June 30, 2020 and December 31, 2019, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.1 million and $1.2 million, respectively.

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

For the three months ended June 30, 2020 and 2019, management fees were $7.8 million and $5.0 million, respectively.  For the six months ended June 30, 2020 and 2019, management fees were $15.2 million and $9.2 million, respectively.

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

For the three and six months ended June 30, 2020, the Company incurred incentive fees based on net investment income of $2.4 million and $4.2 million, respectively.  For the three and six months ended June 30, 2019, the Company did not incur performance based incentive fees based on net investment income.

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

For the three and six months ended June 30, 2020, the Company did not incur performance based incentive fees based on capital gains. For the three and six months ended June 30, 2019, the Company accrued performance based incentive fees based on capital gains of $48.0 thousand and $0.2 million, respectively.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA, ORDA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation II, both of which are BDCs advised by ORCA, Owl Rock Capital Corporation III, a BDC advised by ORDA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,681,333	$1,652,153	$1,385,386	$1,382,256
Second-lien senior secured debt investments	129,831	128,510	36,147	36,236
Unsecured debt investments	297,268	298,870	-	-
Equity investments	64,220	78,184	57,303	57,453
Total Investments	$2,172,652	$2,157,717	$1,478,836	$1,475,945

The industry composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Buildings and real estate	2.1%	3.0%
Business services	23.8	26.9
Data and information services	11.3	5.8
eCommerce and digital marketplaces	0.2	0.3
Education	12.7	16.4
Financial services	1.1	1.4
Food and beverage	13.9	-
Healthcare providers and services	-	3.1
Healthcare technology	15.3	17.0
Insurance	3.6	2.9
Internet and digital media	5.0	8.7
Leisure and entertainment	4.2	4.5
Oil and gas	3.8	5.7
Professional services	2.5	3.5
Technology Infrastructure	0.5	0.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
United States:
Midwest	6.4%	6.9%
Northeast	30.9	35.9
South	25.5	34.7
West	23.9	17.3
Canada	5.5	3.1
Ireland	-	2.1
Israel	5.6	-
United Kingdom	2.2	-
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$38,185	$1,613,968	$1,652,153
Second-lien senior secured debt investments	—	24,497	104,013	128,510
Unsecured debt investments	—	—	298,870	298,870
Equity	—	—	78,184	78,184
Total Investments at fair value	$—	$62,682	$2,095,035	$2,157,717

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,851	$1,342,405	$1,382,256
Second-lien senior secured debt investments	—	16,636	19,600	36,236
Equity	—	—	57,453	57,453
Total Investments at fair value	$—	$56,487	$1,419,458	$1,475,945

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,539,066	$101,775	$101,337	$70,885	$1,813,063
Purchases of investments, net	182,285	—	195,633	—	377,918
Payment-in-kind	771	—	2,508	—	3,279
Proceeds from investments, net	(106,493)	—	—	—	(106,493)
Net change in unrealized gain (loss)	33,499	2,192	(672)	7,299	42,318
Net realized gains (losses)	(1)	—	—	—	(1)
Net amortization of discount on investments	2,065	46	64	—	2,175
Transfers into (out of) Level 3(1)	(37,224)	—	—	—	(37,224)
Fair value, end of period	$1,613,968	$104,013	$298,870	$78,184	$2,095,035

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2020, transfers between Level 2 to Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$527,947	$19,600	$—	$5,162	$552,709
Purchases of investments, net	453,807	—	—	25,006	478,813
Payment-in-kind	25	—	—	—	25
Proceeds from investments, net	(1,462)	—	—	—	(1,462)
Net change in unrealized gain (loss)	(452)	(9)	—	418	(43)
Net realized gains (losses)	(50)	—	—	—	(50)
Net amortization of discount on investments	373	9	—	—	382
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$980,188	$19,600	$—	$30,586	$1,030,374

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the period noted.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2020 and 2019:

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	468,818	69,747	294,338	6,917	839,820
Payment-in-kind	1,326	—	2,842	—	4,168
Proceeds from investments, net	(177,478)	—	—	—	(177,478)
Net change in unrealized gain (loss)	(24,529)	(2,032)	1,603	13,814	(11,144)
Net realized gains (losses)	(28)	—	—	—	(28)
Net amortization of discount on investments	3,454	62	87	—	3,603
Transfers into (out of) Level 3(1)	—	16,636	—	—	16,636
Fair value, end of period	$1,613,968	$104,013	$298,870	$78,184	$2,095,035

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$—	$233,898
Purchases of investments, net	804,356	—	—	30,168	834,524
Payment-in-kind	25	—	—	—	25
Proceeds from investments, net	(38,417)	—	—	—	(38,417)
Net change in unrealized gain (loss)	(725)	33	—	418	(274)
Net realized gains (losses)	54	—	—	—	54
Net amortization of discount on investments	547	17	—	—	564
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$980,188	$19,600	$—	$30,586	$1,030,374

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the period noted.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$31,400	$(452)
Second-lien senior secured debt investments	2,193	(9)
Unsecured debt investments	(672)	—
Equity investments	7,299	418
Total Investments	$40,220	$(43)

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$(25,322)	$(725)
Second-lien senior secured debt investments	(2,030)	33
Unsecured debt investments	1,603	—
Equity investments	13,814	418
Total Investments	$(11,935)	$(274)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,468,724	Yield Analysis	Market Yield	6.1%-14.6% (9.0%)	Decrease
	145,244	Recent Transaction	Transaction Price	92.5%-97.5% (97.1%)	Increase
Second-lien senior secured debt investments(1)	$67,207	Yield Analysis	Market Yield	11.8%-12.3% (12.0%)	Decrease
Unsecured debt investments	$103,870	Yield Analysis	Market Yield	10.1% (10.1%)	Decrease
	195,000	Recent Transaction	Transaction Price	97.5% (97.5%)	Increase
Equity	$15,857	Yield Analysis	Market Yield	11.3% (11.3%)	Decrease
	62,327	Market Approach	Revenue Multiple	4.0x-26.5x (8.3x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $36,806, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,087,705	Yield Analysis	Market Yield	6.8%-11.7% (8.7%)	Decrease
	254,700	Recent Transaction	Transaction Price	98.7%-98.8% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.8% (11.8%)	Decrease
Equity	$15,385	Market Approach	EBITDA Multiple	21.5x (21.5x)	Increase
	42,068	Market Approach	Revenue Multiple	4.7x-18.8x (8.1x)	Increase

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$542,427	$542,427	$641,739	$641,739
Revolving Credit Facility	197,489	197,489	182,058	182,058
2025 Notes	205,054	212,100	—	—
Total Debt	$944,970	$952,016	$823,797	$823,797

________________

(1)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility and 2025 Notes are presented net of unamortized debt issuance costs of $2.9 million, $2.5 million and $4.9 million, respectively.

(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $4.0 million and $2.9 million, respectively.

The following table presents how the fair value measurement of the Company’s debt obligations as of June 30, 2020 and December 31, 2019 would be categorized in the fair value hierarchy:

($ in thousands)	June 30, 2020	December 31, 2019
Level 1	$—	$—
Level 2	—	—
Level 3	952,016	823,797
Total Debt	$952,016	$823,797

Financial Instruments Not Carried at Fair Value

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 247% and 193% as of June 30, 2020 and December 31, 2019, respectively.

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)
Subscription Credit Facility	$700,000	$545,342	$102,612	$542,427
Revolving Credit Facility	305,000	200,000	105,000	197,489
2025 Notes	210,000	210,000	—	205,054
Total Debt	$1,215,000	$955,342	$207,612	$944,970

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.5 million.
(4)	The carrying value of our 2025 Notes is presented net of unamortized debt issuance costs of $4.9 million

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$5,376	$3,752	$12,200	$5,905
Amortization of debt issuance costs	773	522	1,583	805
Total Interest Expense	$6,149	$4,274	$13,783	$6,710
Average interest rate	2.67%	4.11%	3.04%	4.17%
Average daily borrowings	$797,212	$325,276	$797,362	$255,309

Credit Facilities

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

The maximum principal amount of the Subscription Credit Facility is $700 million which decreased from $750 million on June 29, 2020, and previously decreased from $800 million to $750 million on June 3, 2020 and from $900 to $800 million on May 20, 2020. The Subscription Credit Facility previously increased from $800 million to $900 million on December 19, 2019, $700 million to $800 million on August 20, 2019, $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed an agreed amount, if the existing or new lenders agree to commit to such further increase, which is referred to as the accordion feature.

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

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (OR Tech Financing I”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

From time to time, the Company expects to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between the Company and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by OR Tech Financing I through ownership of OR Tech Financing I.  The total term loan commitment of the SPV Asset Facility I is $300 million.  The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR plus a spread of 3.50%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets.  Assets pledged to the Lenders will not be available to pay the debts of the Company.

Unsecured Notes

2025 Notes

On June 12, 2020, the Company and the Adviser entered into a Purchase Agreement (the “Purchase Agreement”) with SMBC Nikko Securities America, Inc. and MUFG Securities Americas Inc., as representatives of the several initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”) which Purchase Agreement relates to our sale of $210 million aggregate principal amount of our 6.75% notes due 2025 (the “2025 Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the 2025 Notes or fails to make a rating of the 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the 2025 Notes next again receive an investment grade rating. The 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2025 Notes. The 2025 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2025 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness.

The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$3,017	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	6,000	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	1,141	3,422
Certify, Inc.	First lien senior secured revolving loan	1,939	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,368	3,647
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	4,393	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,612	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	3,045	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	25	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	—	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	—	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	915	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$137,292	$167,865

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of June 30, 2020, the Company had $2.8 billion in total Capital Commitments from investors ($1.4 billion undrawn), of which $72.7 million is from entities affiliated with or related to the Adviser ($37.1 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2020, management was not aware of any pending or threatened litigation.

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

During the six months ended June 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 6, 2020	May 19, 2020	19,416,820	$274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,135,586	$636.2

During the six months ended June 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 15, 2019	May 29, 2019	10,112,871	$149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		21,951,261	$324.5

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On August 4, 2020, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2020, payable on or before November 13, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$66,132	$6,684	$25,919	$10,597
Weighted average shares of common stock outstanding—basic and diluted	84,960,548	35,262,128	71,286,147	27,805,093
Earnings (loss) per common share-basic and diluted	$0.78	$0.19	$0.36	$0.38

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

For the three and six months ended June 30, 2020, the Company accrued U.S. federal excise tax of $71 thousand and $258 thousand, respectively. For the three and six months ended June 30, 2019, the Company accrued U.S. federal excise tax of $21 thousand and $26 thousand, respectively.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$14.70	$14.53
Net investment income (loss)(1)	0.53	0.26
Net realized and unrealized gain (loss)	(0.48)	0.09
Total from operations	0.05	0.35
Distributions declared from net investment income(2)	(0.41)	(0.14)
Total increase (decrease) in net assets	(0.36)	0.21
Net asset value, end of period	$14.34	$14.74
Shares outstanding, end of period	98,510,759	41,723,265
Total Return(3)	0.4%	2.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	7.2%	4.8%
Ratio of net investment income to average net assets(4)	7.2%	2.7%
Net assets, end of period	$1,412,623	$614,908
Weighted-average shares outstanding	71,286,147	27,805,093
Total capital commitments, end of period	$2,836,965	$2,126,732
Ratio of total contributed capital to total committed capital, end of period	49.7%	28.9%
Portfolio turnover rate	8.3%	5.5%
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of June 30, 2020, we had $2.8 billion in total Capital Commitments from investors, of which $72.7 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Advisors LLC (“ORCA”), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation (NYSE: ORCC) and Owl Rock Capital Corporation II and Owl Rock Diversified Advisors LLC ("ORDA"), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation III.  Each of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Capital Corporation III were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA and ORDA, the “Owl Rock Advisers”), an affiliate of the Adviser, serves as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA and ORPFA and

ORDA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA, ORDA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.  In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the reintroduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers and deferred capital expenditures, which could impair their business on a permanent basis and we expect that additional portfolio companies may take similar actions.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook. We have executed amendments to our loan documents which provide covenant modifications or additional liquidity, sometimes by allowing a portion of our loan to be paid in PIK rather than cash and in connection with these amendments we may receive increased economics. Any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which could result in an increase in the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

For the three months ending September 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2020, our Adviser or its affiliates have originated $22.0 billion aggregate principal amount of investments across multiple industries, of which $20.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology and life sciences-related companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.  Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses and to target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financing typically means a senior secured loan provided to a portfolio company that is owned by a private-equity firm, has a mature business model, and is underwritten on the basis of a multiple of EBITDA, cash flow, or recurring revenue. Growth capital typically means an investment in an established, but rapidly growing business that is owned by, or received an equity investment from, one or more growth equity or venture capital firms, and is underwritten on the basis of something other than a multiple of EBITDA (for example, a multiple of recurring revenue).

As of June 30, 2020, our average investment size in each of our portfolio companies was approximately $59.9 million based on fair value. As of June 30, 2020, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 82.1% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $281 million, weighted average annual EBITDA of $83 million and a weighted average enterprise value of $1.6 billion. As of June 30, 2020, investments we classify as growth capital represented 16.7% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $755 million and a weighted average enterprise value of $6.4 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2020, 85.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $1.5 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2019. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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

Portfolio and Investment Activity

As of June 30, 2020, based on fair value, our portfolio consisted of 76.5% first lien senior secured debt investments (of which 58% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.0% second lien senior secured debt investments, 13.9% unsecured debt investments and 3.6% equity investments.

As of June 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.1% and 8.0%, respectively.

As of June 30, 2020, we had investments in 36 portfolio companies with an aggregate fair value of $2.2 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended June 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$401,173	$562,804
Less: Sell downs	—	-
Total new investment commitments	$401,173	$562,804
Principal amount of investments funded:
First-lien senior secured debt investments	$171,266	$456,692
Second-lien senior secured debt investments	4,907	—
Unsecured debt investments	200,000	—
Equity investments	—	25,000
Total principal amount of investments funded	$376,173	$481,692
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(85,000)	$—
Total principal amount of investments sold or repaid	$(85,000)	$—
Number of new investment commitments in new portfolio companies(1)	4	10
Average new investment commitment amount	$93,850	$52,794
Weighted average term for new debt investment commitments (in years)	6.5	6.1
Percentage of new debt investment commitments at floating rates	50.1%	100.0%
Percentage of new debt investment commitments at fixed rates	49.9%	0.0%
Weighted average interest rate of new debt investment commitments(2)	8.5%	8.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.6%	6.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.30% and 2.32% as of June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,681,333	$1,652,153	(1)	$1,385,386	$1,382,256	(1)
Second-lien senior secured debt investments	129,831	128,510		36,147	36,236
Unsecured debt investments	297,268	298,870		-	-
Equity investments	64,220	78,184		57,303	57,453
Total Investments	$2,172,652	$2,157,717		$1,478,836	$1,475,945

________________

(1)	58% and 44% of which we consider unitranche loans as of June 30, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Buildings and real estate	2.1%	3.0%
Business services	23.8	26.9
Data and information services	11.3	5.8
eCommerce and digital marketplaces	0.2	0.3
Education	12.7	16.4
Financial services	1.1	1.4
Food and beverage	13.9	-
Healthcare providers and services	-	3.1
Healthcare technology	15.3	17.0
Insurance	3.6	2.9
Internet and digital media	5.0	8.7
Leisure and entertainment	4.2	4.5
Oil and gas	3.8	5.7
Professional services	2.5	3.5
Technology Infrastructure	0.5	0.8
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
United States:
Midwest	6.4%	6.9%
Northeast	30.9	35.9
South	25.5	34.7
West	23.9	17.3
Canada	5.5	3.1
Ireland	-	2.1
Israel	5.6	-
United Kingdom	2.2	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.8%	7.9%
Weighted average total yield of debt and income producing securities	8.1%	8.2%
Weighted average interest rate of debt securities	7.6%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.2%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$280,614	13.0%	$—	—%
2	1,811,033	83.9	1,475,945	100.0
3	66,070	3.1	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,157,717	100.0%	$1,475,945	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,108,432	100.0%	$1,421,533	100.0%
Non-accrual	—	—	—	—
Total	$2,108,432	100.0%	$1,421,533	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Total Investment Income	$40.5	$17.1	$75.3	$26.2
Less: Expenses	18.6	10.9	37.4	18.9
Net Investment Income (Loss) Before Taxes	$21.9	$6.2	$37.9	$7.3
Less: Income taxes, including excise taxes	0.1	—	0.3	—
Net Investment Income (Loss) After Taxes	$21.8	$6.2	$37.6	$7.3
Net change in unrealized gain (loss)	44.3	0.5	(11.7)	3.2
Net realized gain (loss)	—	—	—	0.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$66.1	$6.7	$25.9	$10.6

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Interest income (excluding PIK interest income)	$36.5	$16.9	$69.0	$25.9
PIK interest income	3.7	—	4.7	—
Other income	0.3	0.2	1.6	0.3
Total investment income	$40.5	$17.1	$75.3	$26.2

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months ended June 30, 2020 and 2019

Investment income increased to $40.5 million for the three months ended June 30, 2020 from $17.1 million for the three months  ended June 30, 2019 due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.1 billion as of June 30, 2019, to $2.2 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.3% as of June 30, 2019 to 7.8% as of June 30, 2020. For the three months ended June 30, 2020, payment-in-kind income represented approximately 9% of interest income. For the three months ended June 30, 2019, payment-in-kind income represented less than 5% of interest income.

Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, increased to $0.3 million for the three months ended June 30, 2020, from $0.2 million for the three months ended June 30, 2019.

For the Six Months ended June 30, 2020 and 2019

Investment income increased to $75.3 million for the six months ended June 30, 2020, from $26.2 million for the six months ended June 30, 2019, due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.1 billion as of June 30, 2019, to $2.2 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.3% as of June 30, 2019 to 7.8% as of June 30, 2020. For the six months ended June 30, 2020, payment-in-kind income represented approximately 6% of interest income. For the six months ended June 30, 2019, payment-in-kind income represented less than 5% of interest income.

Other income, which consists of fees that are generally available to us as a result of closing investments and normally paid at the time of closing, increased to $1.6 million for the six months ended June 30, 2020 from $0.3 million for the six months ended June 30, 2019. We expect that other income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Interest expense	$6.2	$4.3	$13.8	$6.7
Management fees	7.8	5.0	15.2	9.2
Incentive fees	2.4	—	4.2	0.2
Professional fees	1.3	0.9	2.4	1.6
Directors' fees	0.2	0.1	0.4	0.3
Other general and administrative	0.7	0.6	1.4	0.9
Total expenses	$18.6	$10.9	$37.4	$18.9

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months ended June 30, 2020 and 2019

Total expenses increased to $18.6 million for the three months ended June 30, 2020 from $10.9 million for the three months ended June 30, 2019 primarily due to increases in management fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $797.2 million from $325.3 million period over period, partially offset by a decrease in the average interest rate from 4.1% to 2.7% period over period.

For the Six Months ended June 30, 2020 and 2019

Total expenses increased to $37.4 million for the six months ended June 30, 2020 from $18.9 million for the six months ended June 30, 2019 primarily due to increases in management fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $797.4 million from $255.3 million period over period, partially offset by a decrease in the average interest rate from 4.2% to 3.0% period over period.

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

For the three and six months ended June 30, 2020, we accrued U.S. federal excise tax of $71 thousand and $258 thousand, respectively. For the three and six months ended June 30, 2019, we accrued U.S. federal excise tax of $21 thousand and $26 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2020 and 2019, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net change in unrealized gain (loss) on investments	$44.3	$0.5	$(11.7)	$3.2
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—	—	—
Net change in unrealized gain (loss)	$44.3	$0.5	$(11.7)	$3.2

For the Three Months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2020. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 97.1% on our $2.2 billion portfolio, compared to 95.1% on our $1.8 billion portfolio as of March 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions and credit spreads tightening as compared to March 31, 2020; however, credit spreads widened as compared to December 31, 2019. See “COVID-19 Developments” for additional information.

For the three months ended June 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to March 31, 2019.

For the Six Months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2019. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 97.1% on our $2.2 billion portfolio, compared to 98.5% on our $1.5 billion portfolio as of December 31, 2019. The primary drivers of our portfolio’s unrealized losses were current market conditions and widening credit spreads during the six months ended June 30, 2020. See “COVID-19 Developments” for additional information.

For the six months ended June 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to December 31, 2018. As of June 30, 2019, the fair value of our debt investments as a percentage of principal was 98.8%, compared to 98.5% as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net realized gain (loss) on investments	$—	$—	$—	$—
Net realized gain (loss) on foreign currency transactions	—	—	—	0.1
Net realized gain (loss)	$—	$—	$—	$0.1

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 247% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2020, taken together with our uncalled Capital Commitments of $1.4 billion and available debt capacity of $207.6 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of June 30, 2020, we had $228.2 million in cash. During the period ended June 30, 2020, we used $651.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $863.7 million, partially offset by sales of portfolio investments of $177.7 million, and other operating activities of $34.6 million. Lastly, cash provided by financing activities was $737.2 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $636.0 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $120.0 million, net of $18.8 million of distributions paid.

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

During the six months ended June 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 6, 2020	May 19, 2020	19,416,820	$274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,135,586	$636.2

During the six months ended June 30, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 15, 2019	May 29, 2019	10,112,871	$149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		21,951,261	$324.5

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On August 4, 2020, the Board declared a distribution of 90% of estimated third quarter taxable income and net capital gains, if any, for shareholders of record on September 30, 2020, payable on or before November 13, 2020.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019:

	June 30, 2019
Date Declared	Record Date	Payment Date	Shares
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)
Subscription Credit Facility	$700,000	$545,342	$102,612	$542,427
Revolving Credit Facility	305,000	200,000	105,000	197,489
2025 Notes	210,000	210,000	—	205,054
Total Debt	$1,215,000	$955,342	$207,612	$944,970

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.5 million.
(4)	The carrying value of our 2025 Notes is presented net of unamortized debt issuance costs of $4.9 million

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$5,376	$3,752	$12,200	$5,905
Amortization of debt issuance costs	773	522	1,583	805
Total Interest Expense	$6,149	$4,274	$13,783	$6,710
Average interest rate	2.67%	4.11%	3.04%	4.17%
Average daily borrowings	$797,212	$325,276	$797,362	$255,309

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2020 and the fiscal years ended December 31, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2020 (unaudited)	$200.0	2,469	—	N/A
December 31, 2019	$185.0	1,935	—	N/A
Subscription Credit Facility
June 30, 2020 (unaudited)	$545.3	2,469	—	N/A
December 31, 2019	$645.7	1,935	—	N/A
December 31, 2018	$300.0	1,955	—	N/A
2025 Notes
June 30, 2020 (unaudited)	$210.0	2,469	—	N/A

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

The maximum principal amount of the Subscription Credit Facility is $700 million which decreased from $750 million on June 29, 2020, and previously decreased from $800 million to $750 million on June 3, 2020 and from $900 to $800 million on May 20, 2020. The Subscription Credit Facility previously increased from $800 million to $900 million on December 19, 2019, $700 million to $800 million on August 20, 2019, $500 million to $700 million on June 24, 2019, $450 million to $500 million on March 8, 2019 and from $350 million to $450 million on February 25, 2019, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to further increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1 billion, if the existing or new lenders agree to commit to such further increase.  Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%.  We generally borrow utilizing LIBOR loans, generally electing one-month LIBOR upon borrowing. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.

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

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (OR Tech Financing I”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

From time to time, the Company expects to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between the Company and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from the Company.  We retain a residual interest in assets contributed to or acquired by OR Tech Financing I through our ownership of OR Tech Financing I.  The total term loan commitment of the SPV Asset

Facility I is $300 million.  The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR plus a spread of 3.50%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets.  Assets pledged to the Lenders will not be available to pay the debts of the Company.

Unsecured Notes

2025 Notes

On June 12, 2020, we and the Adviser entered into a Purchase Agreement (the “Purchase Agreement”) with SMBC Nikko Securities America, Inc. and MUFG Securities Americas Inc., as representatives of the several initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”) which Purchase Agreement relates to our sale of  $210 million aggregate principal amount of our 6.75% notes due 2025 (the “2025 Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the 2025 Notes or fails to make a rating of the 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the 2025 Notes next again receive an investment grade rating. The 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2025 Notes. The 2025 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$3,017	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	6,000	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	1,141	3,422
Certify, Inc.	First lien senior secured revolving loan	1,939	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,368	3,647
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	4,393	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,612	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	3,045	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	25	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	—	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	—	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	915	10,432

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$137,292	$167,865

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

Investor Commitments

As of June 30, 2020, we had $2.8 billion in total Capital Commitments from our investors ($1.4 billion undrawn), of which $72.7 million is from entities affiliated with or related to the Adviser ($37.1 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2019, we had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2020, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$545.3	$—	$545.3	$—	$—
Revolving Credit Facility	200.0	—	200.0	—	—
2025 Notes	210.0	—	—	210.0	—
Total Contractual Obligations	$955.3	$—	$745.3	$210.0	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates including Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Capital Corporation III, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity.  Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on nonaccrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

As of June 30, 2020, 85.6% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43.3	$22.4	$20.9
Up 200 basis points	$25.0	$14.9	$10.1
Up 100 basis points	$6.6	$7.5	$(0.9)
Up 50 basis points	$0.7	$3.7	$(3.0)
Down 25 basis points	$(0.3)	$(1.9)	$1.6
Down 50 basis points	$(0.4)	$(2.6)	$2.2

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, "Item 1A. RISK FACTORS" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. While several countries, as well as certain states in the United States, have begun to lift shelter in place orders and various business closures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Current market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

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

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

On May 15, 2020, pursuant to our dividend reinvestment plan, we issued 295,497 shares of our common stock, at a price of $13.76 per share, to stockholders of record as of March 31, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

4.1

Indenture, dated as of June 12, 2020 by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2020).

4.2

First Supplemental Indenture, dated as of June 12, 2020, relating to the 6.75% notes due 2025, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 12, 2020).

4.3	Form of 6.75% notes due 2025 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 12, 2020).

4.4	Form of 6.75% notes due 2025 sold in reliance on Rule 501(a)(1), (2), (3) or (7) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on June 12, 2020).

10.1*

Credit Agreement dated as of August 11, 2020, among OR Tech Financing I LLC, as Borrower, the Lenders referred to therein, Alter Domus (US) LLC, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC, as Document Custodian

10.2*	Sale and Contribution Agreement dated as of August 11, 2020, between Owl Rock Technology Finance Corp., as Seller and OR Tech Financing I LLC, as Purchaser

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics

________________

*Filed herein

**Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: August 11, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: August 11, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer