Form 10-Q
period 2020-09-30
Owl Rock Technology Finance Corp.
filed 2020-11-12
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2020

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

As of November 10, 2020, the registrant had 99,539,158 shares of common stock, $0.01 par value per share, outstanding.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,355,434 and $1,478,836, respectively)	$2,362,432	$1,475,945
Non-controlled, affiliated investments (amortized cost of $96,809 and $0, respectively)	104,647	—
Total investments at fair value (amortized cost of $2,452,243 and $1,478,836, respectively)	2,467,079	1,475,945
Cash	29,813	142,363
Interest receivable	15,767	6,127
Dividend income receivable	72	—
Prepaid expenses and other assets	930	562
Total Assets	$2,513,661	$1,624,997
Liabilities
Debt (net of unamortized debt issuance costs of $25,117 and $6,915, respectively)	$1,008,516	$823,797
Management fee payable	8,298	6,811
Distribution payable	21,554	11,776
Incentive fee payable	4,405	1,379
Payables to affiliates	1,617	1,159
Accrued expenses and other liabilities	10,364	2,903
Total Liabilities	$1,054,754	$847,825
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 99,539,158 and 52,852,122 shares issued and outstanding, respectively	$995	$529
Additional paid-in-capital	1,434,864	776,603
Total distributable earnings (losses)	23,048	40
Total Net Assets	$1,458,907	$777,172
Total Liabilities and Net Assets	$2,513,661	$1,624,997
Net Asset Value Per Share	$14.66	$14.70

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$38,102	$25,511	$105,829	$51,351
Payment-in-kind interest income	6,327	506	11,040	554
Other income	393	1,158	1,979	1,491
Total investment income from non-controlled, non-affiliated investments	44,822	27,175	118,848	53,396
Investment income from non-controlled, affiliated investments:
Interest income	585	—	1,817	—
Dividend income	72	—	72	—
Total investment income from non-controlled, affiliated investments	657	—	1,889	—
Total Investment Income	45,479	27,175	120,737	53,396
Expenses
Interest expense	$9,274	$7,317	$23,057	$14,027
Management fees	8,298	6,119	23,496	15,274
Incentive fees	4,405	1,012	8,586	1,242
Professional fees	1,364	485	3,764	2,118
Directors' fees	179	178	629	444
Other general and administrative	781	613	2,138	1,565
Total Expenses	24,301	15,724	61,670	34,670
Net Investment Income (Loss) Before Taxes	21,178	11,451	59,067	18,726
Excise tax expense	77	41	335	67
Net Investment Income (Loss) After Taxes	21,101	11,410	58,732	18,659
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$31,622	$(5,298)	$11,965	$(2,053)
Non-controlled, affiliated investments	(9)	—	7,964	—
Translation of assets and liabilities in foreign currencies	(286)	1	(283)	(7)
Total Net Change in Unrealized Gain (Loss)	31,327	(5,297)	19,646	(2,060)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$33	$1,506	$5	$1,560
Foreign currency transactions	286	(1)	283	56
Total Net Realized Gain (Loss)	319	1,505	288	1,616
Net Increase (Decrease) in Net Assets Resulting from Operations	$52,747	$7,618	$78,666	$18,215
Earnings (Loss) Per Share - Basic and Diluted	$0.53	$0.18	$0.98	$0.56
Weighted Average Shares Outstanding - Basic and Diluted	98,747,212	41,960,853	80,506,651	32,575,532

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Portfolio company debt investments
Buildings and real estate
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	$37,287	$36,891	$35,609	2.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,020	2,847	0.2%
Imperial Parking Canada(4)(8)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.00% PIK)	11/28/2024	7,356	7,377	7,025	0.5%
				47,695	47,288	45,481	3.1%
Business services
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,738	59,452	4.1%
Apptio, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(47)	(25)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	50,194	49,726	49,692	3.4%
Certify, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.75%	2/28/2024	6,845	6,767	6,776	0.5%
Certify, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	-	(20)	(23)	-%
Circle Internet Services, Inc.(4)(7)(21)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,892	25,000	1.7%
ConnectWise, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	2/28/2025	127,010	125,768	126,375	8.6%
ConnectWise, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	-	(129)	(70)	-%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.25%	8/4/2025	18,860	18,401	18,388	1.3%
Diligent Corporation(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	-	(111)	(114)	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(37)	(38)	-%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 7.00%	7/7/2025	37,432	37,040	37,166	2.5%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/24/2024	22,694	22,478	22,297	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	13,405	13,266	13,170	0.9%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	1,717	1,694	1,674	0.1%
Kaseya Traverse Inc.(4)(8)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	31,809	31,315	31,412	2.2%
Kaseya Traverse Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	1,201	1,163	1,170	0.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Kaseya Traverse Inc.(4)(8)(15)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	5/3/2021	674	643	658	-%
Kaseya Traverse Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	-	(12)	(4)	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,847	44,184	43,053	3.0%
Paysimple, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2025	14,595	14,335	14,011	1.0%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(13)	Second lien senior secured loan	L + 8.00%	3/6/2028	50,481	49,293	49,471	3.4%
				506,665	499,347	499,491	34.3%
Data and information services
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	75,000	73,713	73,688	5.1%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(142)	(146)	-%
Granicus, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.00%	8/21/2026	60,000	58,522	58,500	4.0%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	-	(101)	(103)	-%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(7)(13)	First lien senior secured loan	L + 7.75%	4/16/2026	125,000	121,471	124,063	8.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(692)	(188)	-%
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.25%	5/29/2026	95,301	94,136	94,349	6.5%
Litera Bidco LLC(4)(5)(13)(15)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	2,063	1,979	1,980	0.1%
Maverick Bidco Inc.(4)(8)	First lien senior secured loan	L + 6.25%	4/28/2023	26,385	25,577	25,726	1.8%
				383,749	374,463	377,869	26.0%
Education
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,773	57,670	57,597	3.9%
Dude Solutions Holdings, Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	1,846	1,724	1,708	0.1%
Instructure, Inc. (4)(7)(13)	First lien senior secured loan	L + 7.00%	3/24/2026	103,732	102,297	103,732	7.1%
Instructure, Inc. (4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(84)	-	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	103,321	102,528	102,288	7.0%
Lightning Midco, LLC (dba Vector Solutions)(4)(7)(13)(15)	First lien senior secured revolving loan	E+ 5.50%	11/21/2023	9,220	9,158	9,121	0.6%
				276,892	273,293	274,446	18.7%
eCommerce and digital marketplaces
Poshmark, Inc.(18)	Convertible Note	0%	9/15/2023	50,000	50,255	50,000	3.4%
				50,000	50,255	50,000	3.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
Hg Genesis 8 Sumoco Limited(4)(12)(13)	Unsecured Facility	G+ 7.50% (incl. 7.50% PIK)	8/28/2025	64,640	65,671	63,670	4.4%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,910	8,799	8,665	0.6%
				73,550	74,470	72,335	5.0%
Food and beverage
DoorDash, Inc.(18)	Convertible Note	10.00% PIK	3/1/2025	105,413	104,244	106,467	7.3%
Toast, Inc.(18)	Convertible Note	8.50% (incl. 4.25% PIK)	6/15/2027	150,000	147,845	152,625	10.4%
				255,413	252,089	259,092	17.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.50%	2/11/2026	19,744	19,425	19,398	1.3%
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	398	369	390	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,676	19,450	1.3%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.00%	2/3/2022	7,759	7,512	7,509	0.5%
Datix Bidco Limited (dba RLDatix)(4)(13)(15)(17)	Second lien senior secured delayed draw term loan	L + 8.50%	1/2/2021	-	1	-	-%
Definitive Healthcare Holdings, LLC(4)(5)(13)	First lien senior secured loan	L + 5.50%	7/16/2026	99,111	98,278	97,377	6.7%
Definitive Healthcare Holdings, LLC(4)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	-	(90)	(109)	-%
Definitive Healthcare Holdings, LLC(4)(7)(13)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	5,435	5,394	5,340	0.4%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(8)(13)	First lien senior secured loan	L + 6.25%	2/20/2026	75,226	74,364	73,722	5.1%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	1,240	1,206	1,180	0.1%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,501	1,417	1,351	0.1%
Interoperability Bidco, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	95,293	94,277	91,720	6.3%
Interoperability Bidco, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(10)	(263)	-%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	5,000	4,953	4,813	0.3%
				330,707	326,772	321,878	22.1%
Human resource support services
The Ultimate Software Group, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	5/3/2027	2,500	2,476	2,525	0.2%
				2,500	2,476	2,525	0.2%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 6.50%	8/4/2025	23,186	22,433	23,190	1.6%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.50%	8/27/2025	55,841	55,025	54,725	3.8%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	-	(46)	(75)	-%
				79,027	77,412	77,840	5.4%
Internet and digital media
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,245	109,278	109,419	7.5%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(100)	(88)	-%
				110,245	109,178	109,331	7.5%
Leisure and entertainment
Airbnb, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	4/17/2025	24,938	24,354	26,434	1.8%
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	68,197	67,671	62,059	4.3%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	-	(52)	(643)	-%
				93,135	91,973	87,850	6.1%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)	First lien senior secured loan	L + 5.75%	5/13/2025	46,858	46,384	45,101	3.1%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(44)	(172)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,727	53,097	52,921	3.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(36)	(56)	-%
				100,585	99,401	97,794	6.7%
Professional services
Gerson Lehrman Group, Inc.(4)(9)(13)	First lien senior secured loan	L + 4.25%	12/12/2024	49,997	49,631	49,997	3.4%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(25)	-	-%
				49,997	49,606	49,997	3.4%
Total portfolio company debt investments				$2,360,160	$2,328,023	$2,325,929	159.6%
Portfolio company equity investments
Business services
Circle Internet Services, Inc.(18)(21)	Series D Preferred Stock			2,934,961	$15,000	$21,922	1.5%
Circle Internet Services, Inc.(18)(21)	Series E Preferred Stock			821,806	6,917	6,917	0.5%
Circle Internet Services, Inc.(18)(21)	Warrants			244,580	-	808	0.1%
SLA Eclipse Co-Invest, L.P.(18)(20)	Series B Preferred Stock			1,641,929	15,125	16,462	1.1%
				5,643,276	37,042	46,109	3.2%
eCommerce and digital marketplaces
Poshmark, Inc.(18)	Common Stock			303,529	5,162	6,832	0.5%
				303,529	5,162	6,832	0.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Financial services
eShares, Inc. (dba Carta)(18)	Series E Preferred Stock			186,904	2,008	2,930	0.2%
Remitly Global, Inc (18)	Series E Preferred Stock			1,678,810	10,008	13,689	0.9%
Remitly Global, Inc (18)	Series F Preferred Stock			1,093,421	10,000	10,000	0.7%
				2,959,135	22,016	26,619	1.8%
Technology infrastructure
Algolia, Inc.(18)	Series C Preferred Stock			323,427	10,000	11,590	0.8%
UserZoom Technologies, Inc.(18)(21)	Series B Preferred Stock			12,000,769	50,000	50,000	3.4%
				12,324,196	60,000	61,590	4.2%
Total portfolio company equity investments					$124,220	$141,150	9.7%
Total Investments					$2,452,243	$2,467,079	169.3%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	The tax cost of the Company’s investments approximates their amortized cost.
(4)

Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2020 was 0.19%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2020 was 0.36%.
(10)	The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2020 was 0.51%.
(11)	The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2020 was 0.09%.
(13)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(14)	Level 2 investment.
(15)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(16)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(17)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $450.2 million or 30.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Warrants	May 20, 2019
DoorDash, Inc.	Convertible Note	February 19, 2020
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Poshmark, Inc.	Convertible Note	September 15, 2020
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
Remitly Global, Inc.	Series F Preferred Stock	August 3, 2020
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Toast, Inc.	Convertible Note	June 19, 2020
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020

(19)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”.
(20)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.
(21)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2020	Other Income	Interest Income
UserZoom Technologies, Inc.	$-	$50,000	$-	$-	$-	$-	$50,000	$72	$-
Circle Internet Services, Inc.	39,737	6,946	-	7,964	-	-	54,647	-	1,817
Total	$39,737	$56,946	$—	$7,964	$—	$—	$104,647	$72	$1,817

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on debt investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$21,101	$11,410	$58,732	$18,659
Net change in unrealized gain (loss)	31,327	(5,297)	19,646	(2,060)
Realized gain (loss)	319	1,505	288	1,616
Net Increase (Decrease) in Net Assets Resulting from Operations	52,747	7,618	78,666	18,215
Distributions
Distributions declared from earnings	(21,554)	(11,650)	(55,659)	(19,002)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(21,554)	(11,650)	(55,659)	(19,002)
Capital Share Transactions
Issuance of common shares	10,000	59,976	646,226	384,444
Reinvestment of distributions	5,091	1,806	12,502	2,291
Net Increase in Net Assets Resulting from Capital Share Transactions	15,091	61,782	658,728	386,735
Total Increase in Net Assets	46,284	57,750	681,735	385,948
Net Assets, at beginning of period	1,412,623	614,908	777,172	286,710
Net Assets, at end of period	$1,458,907	$672,658	$1,458,907	$672,658

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$78,666	$18,215
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,229,358)	(1,194,639)
Proceeds from investments, net	270,122	119,797
Net amortization of discount on investments	(6,205)	(1,232)
Net change in unrealized (gain) loss on investments	(19,929)	2,053
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	283	7
Net realized (gain) loss on investments	(5)	(1,560)
Net realized (gain) loss on foreign currency transactions relating to investments	3	—
Paid-in-kind interest	(7,967)	(237)
Amortization of debt issuance costs	2,709	1,482
Amortization of offering costs	252	803
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,621)	(5,922)
(Increase) decrease in dividend income receivable	(72)	—
(Increase) decrease in receivable for investments sold	—	(1,506)
(Increase) decrease in paid-in-kind interest receivable	(4,019)	—
(Increase) decrease in prepaid expenses and other assets	(399)	(159)
Increase (decrease) in management fee payable	1,487	4,170
Increase (decrease) in incentive fee payable	3,026	1,242
Increase (decrease) in payables to affiliates	458	(24)
Increase (decrease) in payable for investments purchased	—	14,019
Increase (decrease) in accrued expenses and other liabilities	7,461	2,065
Net cash used in operating activities	(909,108)	(1,041,426)
Cash Flows from Financing Activities
Borrowings on debt	2,067,862	1,900,065
Payments on debt	(1,862,994)	(1,424,472)
Debt issuance costs	(20,910)	(6,127)
Proceeds from issuance of common shares	646,213	381,100
Offering costs paid	(234)	(411)
Distributions paid	(33,379)	(5,061)
Net cash provided by financing activities	796,558	845,094
Net increase (decrease) in cash	(112,550)	(196,332)
Cash, beginning of period	142,363	323,035
Cash, end of period	$29,813	$126,703

Supplemental and Non-Cash Information
Interest expense paid	$13,620	$11,335
Distribution payable	$21,554	$11,650
Reinvestment of distributions during the period	$12,502	$2,291
Subscription receivable	$13	$3,344

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Owl Rock Technology Finance Corp. (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company intends to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.  Within each industry or sector, the Company intends to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility (as defined below) to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, no investments are on non-accrual status.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2018 and 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

For the three months ended September 30, 2020 and 2019, the Company incurred expenses of approximately $0.6 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the nine months ended September 30, 2020 and 2019, the Company incurred expenses of approximately $1.8 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement

As of September 30, 2020 and December 31, 2019, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.6 million and $1.2 million, respectively.

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

For the three months ended September 30, 2020 and 2019, management fees were $8.3 million and $6.1 million, respectively.  For the nine months ended September 30, 2020 and 2019, management fees were $23.5 million and $15.3 million, respectively.

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

For the three and nine months ended September 30, 2020, the Company incurred incentive fees based on net investment income of $2.5 million and $6.7 million, respectively.  For the three and nine months ended September 30, 2019, the Company incurred incentive fees based on net investment income of $1.2 million.

The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to an Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Capital Gains Incentive Fee for prior periods. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company was to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the initial closing date for all of the Company’s investments made prior to the initial closing date will be equal to the fair value of such investments as of the last day of the calendar quarter in which the initial closing date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For the three and nine months ended September 30, 2020, the Company incurred performance based incentive fees based on capital gains of $1.9 million. For the three months ended September 30, 2019, the Company incurred performance based incentive fees based on capital gains of $(0.2) million. The Company did not incur performance based incentive fees based on capital gains for the nine months ended September 30, 2019.

Dealer Manager Agreement

On November 6, 2018, the Company and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), pursuant to which Owl Rock Securities and certain participating broker-dealers will solicit Capital Commitments in the Private Offerings. In addition, the Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Owl Rock Securities pursuant to which employees of Owl Rock Securities may conduct placement activities.

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,829,089	$1,821,365	$1,385,386	$1,382,256
Second-lien senior secured debt investments	130,919	131,802	36,147	36,236
Unsecured debt investments	368,015	372,762	-	-
Equity investments	124,220	141,150	57,303	57,453
Total Investments	$2,452,243	$2,467,079	$1,478,836	$1,475,945

The industry composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Buildings and real estate	1.8%	3.0%
Business services	22.2	26.9
Data and information services	15.3	5.8
eCommerce and digital marketplaces	2.3	0.3
Education	11.1	16.4
Financial services	4.0	1.4
Food and beverage	10.5	-
Healthcare providers and services	-	3.1
Healthcare technology	13.0	17.0
Human resource support services	0.1	-
Insurance	3.2	2.9
Internet and digital media	4.4	8.7
Leisure and entertainment	3.6	4.5
Oil and gas	4.0	5.7
Professional services	2.0	3.5
Technology Infrastructure	2.5	0.8
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
United States:
Midwest	5.4%	6.9%
Northeast	25.3	35.9
South	23.5	34.7
West	31.0	17.3
Canada	4.9	3.1
Ireland	-	2.1
Israel	5.0	-
United Kingdom	4.9	-
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of September 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,398	$1,801,967	$1,821,365
Second-lien senior secured debt investments	—	23,190	108,612	131,802
Unsecured debt investments	—	—	372,762	372,762
Equity	—	—	141,150	141,150
Total Investments at fair value	$—	$42,588	$2,424,491	$2,467,079

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,851	$1,342,405	$1,382,256
Second-lien senior secured debt investments	—	16,636	19,600	36,236
Equity	—	—	57,453	57,453
Total Investments at fair value	$—	$56,487	$1,419,458	$1,475,945

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,613,968	$104,013	$298,870	$78,184	$2,095,035
Purchases of investments, net	187,521	2,477	115,694	60,000	365,692
Payment-in-kind	1,228	—	2,571	—	3,799
Proceeds from investments, net	(22,745)	—	(48,750)	—	(71,495)
Net change in unrealized gain (loss)	20,834	2,067	3,145	2,966	29,012
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	1,161	55	1,232	—	2,448
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,801,967	$108,612	$372,762	$141,150	$2,424,491

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the period noted.

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$980,188	$19,600	$—	$30,586	$1,030,374
Purchases of investments, net	277,273	—	—	27,135	304,408
Payment-in-kind	212	—	—	—	212
Proceeds from investments, net	(49,700)	—	—	—	(49,700)
Net change in unrealized gain (loss)	(2,803)	(9)	—	(653)	(3,465)
Net realized gains (losses)	23	—	—	—	23
Net amortization of discount on investments	610	9	—	—	619
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,205,803	$19,600	$—	$57,068	$1,282,471

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the period noted.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2020 and 2019:

	As of and for the Nine Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	656,340	72,222	410,032	66,917	1,205,511
Payment-in-kind	2,554	—	5,413	—	7,967
Proceeds from investments, net	(200,223)	—	(48,750)	—	(248,973)
Net change in unrealized gain (loss)	(3,701)	37	4,748	16,780	17,864
Net realized gains (losses)	(27)	—	—	—	(27)
Net amortization of discount on investments	4,619	117	1,319	—	6,055
Transfers into (out of) Level 3(1)	—	16,636	—	—	16,636
Fair value, end of period	$1,801,967	$108,612	$372,762	$141,150	$2,424,491

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$—	$233,898
Purchases of investments, net	1,081,629	—	—	57,303	1,138,932
Payment-in-kind	237	—	—	—	237
Proceeds from investments, net	(88,117)	—	—	—	(88,117)
Net change in unrealized gain (loss)	(3,528)	24	—	(235)	(3,739)
Net realized gains (losses)	77	—	—	—	77
Net amortization of discount on investments	1,157	26	—	—	1,183
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,205,803	$19,600	$—	$57,068	$1,282,471

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the period noted.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$20,834	$(2,803)
Second-lien senior secured debt investments	2,067	(9)
Unsecured debt investments	3,145	—
Equity investments	2,966	(653)
Total Investments	$29,012	$(3,465)

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$(4,488)	$(3,532)
Second-lien senior secured debt investments	37	24
Unsecured debt investments	4,748	—
Equity investments	16,780	(235)
Total Investments	$17,077	$(3,743)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,534,354	Yield Analysis	Market Yield	5.4%-13.5% (8.5%)	Decrease
	267,613	Recent Transaction	Transaction Price	96.0%-98.5% (97.6%)	Increase
Second-lien senior secured debt investments(1)	$71,446	Yield Analysis	Market Yield	7.4%-11.8% (10.7%)	Decrease
Unsecured debt investments	$259,092	Yield Analysis	Market Yield	10.0%-12.5% (11.5%)	Decrease
	113,670	Recent Transaction	Transaction Price	98.5%-100.0% (99.2%)	Increase
Equity	$16,462	Yield Analysis	Market Yield	10.3% (10.3%)	Decrease
	80,521	Recent Transaction	Transaction Price	$4.17 - $22.51 ($7.19)	Increase
	44,167	Market Approach	Revenue Multiple	8.3x-24.3x (9.7x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $37,166, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,087,705	Yield Analysis	Market Yield	6.8%-11.7% (8.7%)	Decrease
	254,700	Recent Transaction	Transaction Price	98.7%-98.8% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.8% (11.8%)	Decrease
Equity	$15,385	Market Approach	EBITDA Multiple	21.5x (21.5x)	Increase
	42,068	Market Approach	Revenue Multiple	4.7x-18.8x (8.1x)	Increase

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$66,613	$66,613	$641,739	$641,739
Revolving Credit Facility	58,262	58,262	182,058	182,058
SPV Asset Facility I	286,452	286,452	—	—
June 2025 Notes	204,984	226,800	—	—
December 2025 Notes	392,205	398,000	—	—
Total Debt	$1,008,516	$1,036,127	$823,797	$823,797

________________

(1)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, and December 2025 Notes are presented net of unamortized debt issuance costs of $2.4 million, $6.4 million, $3.5 million, $5.0 million, and $7.8 million, respectively.

(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $4.0 million and $2.9 million, respectively.

The following table presents how the fair value measurement of the Company’s debt obligations as of September 30, 2020 and December 31, 2019 would be categorized in the fair value hierarchy:

($ in thousands)	September 30, 2020	December 31, 2019
Level 1	$—	$—
Level 2	—	—
Level 3	1,036,127	823,797
Total Debt	$1,036,127	$823,797

Financial Instruments Not Carried at Fair Value

As of September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 240% and 193% as of September 30, 2020 and December 31, 2019, respectively.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)
Subscription Credit Facility	$700,000	$68,992	$594,580	$66,613
Revolving Credit Facility	540,000	64,640	475,360	58,262
SPV Asset Facility I	300,000	290,000	10,000	286,452
June 2025 Notes	210,000	210,000	—	204,984
December 2025 Notes	400,000	400,000	—	392,205
Total Debt	$2,150,000	$1,033,632	$1,079,940	$1,008,516

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.4 million.
(4)	The carrying value of the SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.5 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $7.8 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$8,148	$6,640	$20,348	$12,545
Amortization of debt issuance costs	1,126	677	2,709	1,482
Total Interest Expense	$9,274	$7,317	$23,057	$14,027
Average interest rate	3.68%	3.80%	3.26%	3.96%
Average daily borrowings	$865,497	$647,914	$820,239	$387,615

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

Revolving Credit Facility

On March 15, 2019, the Company entered into a Senior Secured Revolving Credit Agreement, as amended by the First Amendment to Senior Secured Revolving Credit Agreement dated September 3, 2020 (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”).

On September 3, 2020, the Company entered into the First Amendment to Senior Secured Revolving Credit Agreement (the “Amendment”), which amended the Revolving Credit Facility. Among other changes, the Amendment (a) increased the aggregate commitments under the Revolving Credit Facility from $240 million to $540 million; (b) increased the accordion feature, which allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility, from $750 million to $1.25 billion and (c) (i) extended the stated maturity date from March 15, 2023 to September 3, 2025 and (ii) extended the commitment termination date from March 15, 2022 to September 3, 2024.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The maximum principal amount of the Revolving Credit Facility is $540 million (increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024 (“Commitment Termination Date”) and the Facility will mature on September 3, 2025 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (OR Tech Financing I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Unsecured Notes

June 2025 Notes

On June 12, 2020, the Company issued $210 million aggregate principal amount of 6.75% notes due 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between the Company and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The June 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the June 2025 Indenture.

In addition, if a change of control repurchase event, as defined in the June 2025 Indenture, occurs prior to maturity, holders of the June 2025 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the June 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

December 2025 Notes

On September 23, 2020, the Company issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The December 2025 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between the Company and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes will be the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the December 2025 Indenture, occurs prior to maturity, holders of the December 2025 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the December 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the December 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$1,777	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	6,040	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	—	3,422
Certify, Inc.	First lien senior secured revolving loan	2,282	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Datix Bidco Limited (dba RLDatix)	First lien senior secured delayed draw term loan	2,241	—

Datix Bidco Limited (dba RLDatix)	Second lien senior secured delayed draw term loan	20,000	—

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	—
Diligent Corporation	First lien senior secured revolving loan	1,523	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured revolving loan	4,110	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	736	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	2,835	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	6,188	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	—	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$186,512	$167,865

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Investor Commitments

As of September 30, 2020, the Company had $3.0 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management was not aware of any pending or threatened litigation.

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

During the nine months ended September 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 11, 2020	September 24, 2020	673,401	$10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,808,987	$646.2

During the nine months ended September 30, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 16, 2019	September 27, 2019	4,025,213	$59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		25,976,474	$384.4

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On November 3, 2020, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2020, payable on or before February 12, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Shares
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$52,747	$7,618	$78,666	$18,215
Weighted average shares of common stock outstanding—basic and diluted	98,747,212	41,960,853	80,506,651	32,575,532
Earnings (loss) per common share-basic and diluted	$0.53	$0.18	$0.98	$0.56

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to our shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

For the three and nine months ended September 30, 2020, the Company accrued U.S. federal excise tax of $77 thousand and $335 thousand, respectively. For the three and nine months ended September 30, 2019, the Company accrued U.S. federal excise tax of $41 thousand and $67 thousand, respectively.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, beginning of period	$14.70	$14.53
Net investment income (loss)(1)	0.73	0.57
Net realized and unrealized gain (loss)	(0.14)	—
Total from operations	0.59	0.57
Distributions declared from net investment income(2)	(0.63)	(0.44)
Total increase (decrease) in net assets	(0.04)	0.13
Net asset value, end of period	$14.66	$14.66
Shares outstanding, end of period	99,539,158	45,870,973
Total Return(3)	4.1%	4.0%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	7.2%	4.1%
Ratio of net investment income to average net assets(4)	6.8%	3.0%
Net assets, end of period	$1,458,907	$672,658
Weighted-average shares outstanding	80,506,651	32,575,532
Total capital commitments, end of period	$2,963,431	$2,241,820
Ratio of total contributed capital to total committed capital, end of period	47.9%	30.1%
Portfolio turnover rate	11.4%	13.5%
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2020, we had $3.0 billion in total Capital Commitments from investors, of which $72.9 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated a listing of our common shares on a national securities exchange by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Capital Advisors LLC (“ORCA”), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation (NYSE: ORCC) and Owl Rock Capital Corporation II and Owl Rock Diversified Advisors LLC ("ORDA"), an affiliate of the Adviser, serves as investment adviser to Owl Rock Capital Corporation III.  Each of Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Capital Corporation III were formed under the laws of the State of Maryland and, like us, have elected to be treated as business development companies (“BDC”) under the 1940 Act. Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA and ORDA, the “Owl Rock Advisers”), an affiliate of the Adviser, serves as investment adviser to Owl Rock First Lien Master Fund, L.P. The Adviser is under common control with ORCA, ORPFA and ORDA, which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA, ORDA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to Owl Rock Capital Advisors LLC and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Capital Corporation II, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.  In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

In addition, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market and we have adopted a policy to invest, under normal circumstances at least 80% of the value of our total assets in “technology-related” businesses (as defined below).

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

For the three months ending December 31, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2020, our Adviser or its affiliates have originated $24.0 billion aggregate principal amount of investments across multiple industries, of which $22.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.  Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses and to target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

As of September 30, 2020, our average investment size in each of our portfolio companies was approximately $57.4 million based on fair value. As of September 30, 2020, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 77.5% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $263 million, weighted average annual EBITDA of $79 million and a weighted average enterprise value of $1.6 billion. As of September 30, 2020, investments we classify as growth capital represented 13.4% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $959 million and a weighted average enterprise value of $9.5 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2020, 86.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 7, 2018, our Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio from 200% to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. The reduced asset coverage requirement permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency.

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

Compelling Business Models. We believe that the products and services that technology companies provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products creates substantial operating leverage which typically results in strong profitability.

We believe that software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.

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

Portfolio and Investment Activity

As of September 30, 2020, based on fair value, our portfolio consisted of 73.9% first lien senior secured debt investments (of which 51% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.3% second lien senior secured debt investments, 15.1% unsecured debt investments and 5.7% equity investments.

As of September 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.7% and 7.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.2% and 8.2%, respectively.

As of September 30, 2020, we had investments in 43 portfolio companies with an aggregate fair value of $2.4 billion.

Based on current market conditions, the pace of our investment activities may vary. Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2020	2019
New investment commitments
Gross originations	$399,824	$360,044
Less: Sell downs	(50,000)	(27,130)
Total new investment commitments	$349,824	$332,914
Principal amount of investments funded:
First-lien senior secured debt investments	$174,148	$202,600
Second-lien senior secured debt investments	2,500	16,450
Unsecured debt investments	64,640	—
Equity investments	60,000	27,000
Total principal amount of investments funded	$301,288	$246,050
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(21,156)	$(11,906)
Second-lien senior secured debt investments	(1,496)	-
Unsecured debt investments	-	(30,000)
Total principal amount of investments sold or repaid	$(22,652)	$(41,906)
Number of new investment commitments in new portfolio companies(1)	7	7
Average new investment commitment amount	$45,655	$45,850
Weighted average term for new debt investment commitments (in years)	5.6	6.3
Percentage of new debt investment commitments at floating rates	85.3%	100.0%
Percentage of new debt investment commitments at fixed rates	14.7%	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.2%	7.7%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.7%	5.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.23% and 2.09% as of September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,829,089	$1,821,365	(1)	$1,385,386	$1,382,256	(1)
Second-lien senior secured debt investments	130,919	131,802		36,147	36,236
Unsecured debt investments	368,015	372,762		-	-
Equity investments	124,220	141,150		57,303	57,453
Total Investments	$2,452,243	$2,467,079		$1,478,836	$1,475,945

________________

(1)	51% and 44% of which we consider unitranche loans as of September 30, 2020 and December 31, 2019, respectively.

The table below describes investments by industry composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Buildings and real estate	1.8%	3.0%
Business services	22.2	26.9
Data and information services	15.3	5.8
eCommerce and digital marketplaces	2.3	0.3
Education	11.1	16.4
Financial services	4.0	1.4
Food and beverage	10.5	-
Healthcare providers and services	-	3.1
Healthcare technology	13.0	17.0
Human resource support services	0.1	-
Insurance	3.2	2.9
Internet and digital media	4.4	8.7
Leisure and entertainment	3.6	4.5
Oil and gas	4.0	5.7
Professional services	2.0	3.5
Technology Infrastructure	2.5	0.8
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
United States:
Midwest	5.4%	6.9%
Northeast	25.3	35.9
South	23.5	34.7
West	31.0	17.3
Canada	4.9	3.1
Ireland	-	2.1
Israel	5.0	-
United Kingdom	4.9	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.7%	7.9%
Weighted average total yield of debt and income producing securities	8.2%	8.2%
Weighted average interest rate of debt securities	7.4%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.5%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$310,517	12.6%	$—	—%
2	2,095,146	84.9	1,475,945	100.0
3	61,416	2.5	—	—
4	—	—	—	—
5	—	—	—	—
Total	$2,467,079	100.0%	$1,475,945	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,328,023	100.0%	$1,421,533	100.0%
Non-accrual	—	—	—	—
Total	$2,328,023	100.0%	$1,421,533	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Total Investment Income	$45.5	$27.2	$120.7	$53.4
Less: Expenses	24.3	15.7	61.6	34.7
Net Investment Income (Loss) Before Taxes	$21.2	$11.5	$59.1	$18.7
Less: Income taxes, including excise taxes	0.1	0.1	0.3	0.1
Net Investment Income (Loss) After Taxes	$21.1	$11.4	$58.8	$18.6
Net change in unrealized gain (loss)	31.3	(5.3)	19.6	(2.0)
Net realized gain (loss)	0.3	1.5	0.3	1.6
Net Increase (Decrease) in Net Assets Resulting from Operations	$52.7	$7.6	$78.7	$18.2

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest income (excluding PIK interest income)	$38.7	$25.5	$107.6	$51.3
PIK interest income	6.3	0.5	11.0	0.6
Dividend income	0.1	—	0.1	—
Other income	0.4	1.2	2.0	1.5
Total investment income	$45.5	$27.2	$120.7	$53.4

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months ended September 30, 2020 and 2019

Investment income increased to $45.5 million for the three months ended September 30, 2020 from $27.2 million for the three months ended September 30, 2019 due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.5 billion as of September 30, 2019, to $2.5 billion as of September 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 7.9% as of September 30, 2019 to 7.8% as of September 30, 2020. Payment-in-kind income increased from less than 2% of interest income for the three months ended September 30, 2019 to 14% of interest income for the three months ended September 30, 2020 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the Nine Months ended September 30, 2020 and 2019

Investment income increased to $120.7 million for the nine months ended September 30, 2020, from $53.4 million for the nine months ended September 30, 2019, due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.5 billion as of September 30, 2019, to $2.5 billion as of September 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 7.9% as of September 30, 2019 to 7.8% as of September 30, 2020. Payment-in-kind income increased from approximately 1% of interest income for the nine months ended September 30, 2019 to approximately 9% of interest income for the nine months ended September 30, 2020 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest expense	$9.3	$7.3	$23.1	$14.0
Management fees	8.3	6.1	23.5	15.3
Incentive fees	4.4	1.0	8.6	1.2
Professional fees	1.4	0.5	3.8	2.2
Directors' fees	0.2	0.2	0.5	0.4
Other general and administrative	0.7	0.6	2.1	1.6
Total expenses	$24.3	$15.7	$61.6	$34.7

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months ended September 30, 2020 and 2019

Total expenses increased to $24.3 million for the three months ended September 30, 2020 from $15.7 million for the three months ended September 30, 2019 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income and over performance in certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $865.5 million from $647.9 million period over period, partially offset by a decrease in the average interest rate from 3.8% to 3.7% period over period.

For the Nine Months ended September 30, 2020 and 2019

Total expenses increased to $61.6 million for the nine months ended September 30, 2020 from $34.7 million for the nine months ended September 30, 2019 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income and over performance in certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $820.2 million from $387.6 million period over period, partially offset by a decrease in the average interest rate from 4.0% to 3.3% period over period.

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

For the three and nine months ended September 30, 2020, we accrued U.S. federal excise tax of $77 thousand and $335 thousand, respectively. For the three and nine months ended September 30, 2019, we accrued U.S. federal excise tax of $41 thousand and $67 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2020 and 2019, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net change in unrealized gain (loss) on investments	$31.6	$(5.3)	$19.9	$(2.1)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.3)	—	(0.3)	—
Net change in unrealized gain (loss)	$31.3	$(5.3)	$19.6	$(2.1)

For the Three Months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2020. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 98.5% on our $2.5 billion portfolio, compared to 97.1% on our $2.2 billion portfolio as of June 30, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions and tightening of credit spreads as compared to June 30, 2020, as well as certain over performing investments. See “COVID-19 Developments” for additional information.

For the three months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to June 30, 2019.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	$10.1
Toast, Inc.	5.4
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	3.2
MINDBODY, Inc.	2.2
Airbnb, Inc.	2.1
Paysimple, Inc.	1.9
SURF HOLDINGS, LLC (dba Sophos Group plc)	1.5
Poshmark, Inc.	1.4
Interoperability Bidco, Inc.	1.3
ConnectWise, LLC	1.3
Acquia Inc.	1.2
Total	$31.6

For the Nine Months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to December 31, 2019. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 98.5% on our $2.5 billion portfolio, compared to 98.5% on our $1.5 billion portfolio as of December 31, 2019. The primary drivers of our portfolio’s unrealized gains were certain over performing investments during the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2018. As of September 30, 2019, the fair value of our debt investments as a percentage of principal was 98.4%, compared to 98.5% as of December 31, 2018.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Circle Internet Services, Inc.	$8.0
Toast, Inc.	4.8
Remaining portfolio companies	4.5
Remitly Global, Inc.	3.7
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	3.1
DoorDash, Inc.	2.2
Airbnb, Inc.	2.1
Poshmark, Inc.	1.9
Reef Global, Inc. (fka Cheese Acquisition, LLC)	(1.7)
Interoperability Bidco, Inc.	(2.6)
MINDBODY, Inc.	(6.1)
Total	$19.9

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net realized gain (loss) on investments	$—	$1.5	$—	$1.5
Net realized gain (loss) on foreign currency transactions	0.3	—	0.3	0.1
Net realized gain (loss)	$0.3	$1.5	$0.3	$1.6

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 240% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2020, taken together with our uncalled Capital Commitments of $1.5 billion and available debt capacity of $1.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2020, we had $29.8 million in cash. During the period ended September 30, 2020, we used $909.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.2 billion, partially offset by sales of portfolio investments of $270.1 million, and other operating activities of $50.1 million. Lastly, cash provided by financing activities was $796.6 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $646.0 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $184.0 million, net of $33.4 million of distributions paid.

As of September 30, 2019, we had $126.7 million in cash. During the period ended September 30, 2019, we used $1.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.2 billion, partially offset by sales of portfolio investments of $119.8 million, and other operating activity of $33.4 million. Lastly, cash provided by financing activities was $845.1 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $380.7 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $469.5 million, net of $5.1 million of distributions paid.

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

As of September 30, 2020, we had $3.0 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an Exchange Listing.

During the nine months ended September 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 11, 2020	September 24, 2020	673,401	$10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,808,987	$646.2

During the nine months ended September 30, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 16, 2019	September 27, 2019	4,025,213	$59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		25,976,474	$384.4

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On November 3, 2020, the Board declared a distribution of 90% of estimated fourth quarter taxable income and net capital gains, if any, for shareholders of record on December 31, 2020, payable on or before February 12, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019:

	September 30, 2019
Date Declared	Record Date	Payment Date	Shares
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)
Subscription Credit Facility	$700,000	$68,992	$594,580	$66,613
Revolving Credit Facility	540,000	64,640	475,360	58,262
SPV Asset Facility I	300,000	290,000	10,000	286,452
June 2025 Notes	210,000	210,000	—	204,984
December 2025 Notes	400,000	400,000	—	392,205
Total Debt	$2,150,000	$1,033,632	$1,079,940	$1,008,516

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $2.4 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.4 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.5 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $7.8 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$8,148	$6,640	$20,348	$12,545
Amortization of debt issuance costs	1,126	677	2,709	1,482
Total Interest Expense	$9,274	$7,317	$23,057	$14,027
Average interest rate	3.68%	3.80%	3.26%	3.96%
Average daily borrowings	$865,497	$647,914	$820,239	$387,615

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2020 and the fiscal years ended December 31, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2020 (unaudited)	$64.6	2,402	—	N/A
December 31, 2019	$185.0	1,935	—	N/A
Subscription Credit Facility
September 30, 2020 (unaudited)	$69.0	2,402	—	N/A
December 31, 2019	$645.7	1,935	—	N/A
December 31, 2018	$300.0	1,955	—	N/A
SPV Asset Facility I
September 30, 2020 (unaudited)	$290.0	2,402	—	N/A
June 2025 Notes
September 30, 2020 (unaudited)	$210.0	2,402	—	N/A
December 2025 Notes
September 30, 2020 (unaudited)	$400.0	2,402	—	N/A

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

Revolving Credit Facility

On March 15, 2019, we entered into a Senior Secured Revolving Credit Agreement, as amended by the First Amendment to Senior Secured Revolving Credit Agreement dated September 3, 2020 (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”).

On September 3, 2020, we entered into the First Amendment to Senior Secured Revolving Credit Agreement (the “Amendment”), which amended that the Revolving Credit Facility. Among other changes, the Amendment (a) increased the aggregate commitments under the Revolving Credit Facility from $240 million to $540 million; (b) increased the accordion feature, which allows us, under certain circumstances, to increase the size of the Revolving Credit Facility, from $750 million to $1.25 billion and (c) (i) extended the stated maturity date from March 15, 2023 to September 3, 2025 and (ii) extended the commitment termination date from March 15, 2022 to September 3, 2024.

The maximum principal amount of the Revolving Credit Facility is $540 million (increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on our portfolio of investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024 (“Commitment Termination Date”) and the Facility will mature on September 3, 2025 (“Maturity Date”). During the period from the Commitment Termination

Date to the Maturity Date, we will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (OR Tech Financing I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

From time to time, we expect to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between us and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution.  Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from us.  We retain a residual interest in assets contributed to or acquired by OR Tech Financing I through our ownership of OR Tech Financing I.  The total term loan commitment of the SPV Asset Facility I is $300 million.  The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions.  On the Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR plus a spread of 3.50%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets.  Assets pledged to the Lenders will not be available to pay our debts.

Unsecured Notes

June 2025 Notes

On June 12, 2020, we issued $210 million aggregate principal amount of 6.75% notes due 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between us and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First

Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company`s subsidiaries, financing vehicles or similar facilities.

The June 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2025 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the June 2025 Indenture.

In addition, if a change of control repurchase event, as defined in the June 2025 Indenture, occurs prior to maturity, holders of the June 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the June 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

December 2025 Notes

On September 23, 2020, we issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

 The December 2025 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between the Company and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the our subsidiaries, financing vehicles or similar facilities.

 The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee we no longer are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the December 2025 Indenture, occurs prior to maturity, holders of the December 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the December 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the December 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$1,777	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	6,040	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
Certify, Inc.	First lien senior secured delayed draw term loan	—	3,422
Certify, Inc.	First lien senior secured revolving loan	2,282	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	13,904	13,904
Datix Bidco Limited (dba RLDatix)	First lien senior secured delayed draw term loan	2,241	—
Datix Bidco Limited (dba RLDatix)	Second lien senior secured delayed draw term loan	20,000	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	21,739	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	—
Diligent Corporation	First lien senior secured revolving loan	1,523	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	5,077	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured revolving loan	4,110	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	736	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	2,835	3,045

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Kaseya Inc.	First lien senior secured delayed draw term loan	1,400	—
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	694	3,946
Litera Bidco LLC	First lien senior secured revolving loan	6,188	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Paysimple, Inc.	First lien senior secured delayed draw term loan	—	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$186,512	$167,865

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

Investor Commitments

As of September 30, 2020, we had $3.0 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2019, we had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2020, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$69.0	$—	$69.0	$—	$—
Revolving Credit Facility	64.6	—	—	64.6	—
SPV Asset Facility I	290.0	—	—	—	290.0
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	400.0	—	—	—	400.0
Total Contractual Obligations	$1,033.6	$—	$69.0	$274.6	$690.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2018 and 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of September 30, 2020, 86.7% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$47.4	$12.7	$34.7
Up 200 basis points	$26.9	$8.5	$18.4
Up 100 basis points	$6.3	$4.2	$2.1
Up 50 basis points	$0.9	$2.1	$(1.2)
Down 25 basis points	$(0.4)	$(1.0)	$0.6
Down 50 basis points	$(0.4)	$(1.2)	$0.8

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, "Item 1A. RISK FACTORS" in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

While several countries, as well as certain states in the United States relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to re-introduction of such restrictions elsewhere. Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

Further disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party is expected to control the executive branch of government. Control of the legislative branch of government is uncertain and may remain uncertain for several weeks. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

On August 14, 2020, pursuant to our dividend reinvestment plan, we issued 354,998 shares of our common stock, at a price of $14.34 per share, to stockholders of record as of June 30, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

4.1

Second Supplemental Indenture, dated as of September 23, 2020, relating to the 4.75% notes due 2025, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company`s Form 8-K filed on September 23, 2020).

4.2	Form of 4.75% notes due 2025 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company`s Form 8-K filed on September 23, 2020).

4.3

Form of 4.75% notes due 2025 sold in reliance on Rule 501(a)(1), (2), (3) or (7) of the Securities Act, or upon effectiveness of amendments thereto, Rule 501(a)(9) of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 23, 2020).

10.1

Credit Agreement dated as of August 11, 2020, among OR Tech Financing I LLC, as Borrower, the Lenders referred to therein, Alter Domus (US) LLC, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC, as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2020).

10.2

Sale and Contribution Agreement dated as of August 11, 2020, between Owl Rock Technology Finance Corp., as Seller and OR Tech Financing I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2020).

10.3*

First Amendment to Senior Secured Revolving Credit Agreement dated as of September 3, 2020, between Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners.

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

Owl Rock Technology Finance Corp.

Date: November 10, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: November 10, 2020	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer