Form 10-K
period 2020-12-31
Owl Rock Technology Finance Corp.
filed 2021-03-05
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2020 has not been provided because there is no established market for the registrant's shares of common stock.

As of March 4, 2021, the registrant had 100,960,457 shares of common stock, $0.01 par value per share, outstanding.

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

•	an economic downturn could also impact availability and pricing of our financing and our ability to access the debt capital markets;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
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

PART I

Item 1. Business.

Our Company

Owl Rock Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2020, our Adviser or its affiliates have originated $27.7 billion aggregate principal amount of investments across multiple industries, of which $25.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

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

As of December 31, 2020, based on fair value, our portfolio consisted of 74.0% first lien senior secured debt investments, 6.8% second lien senior secured debt investments, 12.7% unsecured debt investments and 6.5% equity investments. As of December 31, 2020, 88.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2020 we had investments in 52 portfolio companies with an aggregate fair value of $3.1 billion. As of December 31, 2020, our portfolio was invested across 16 different industries. The largest industries in our portfolio as of December 31, 2020 were business services and data and information services, which represented, as a percentage of our portfolio, 18.4% and 15.2%, respectively, based on fair value.

We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financing typically means a senior secured loan provided to a portfolio company that is owned by a private-equity firm, has a mature business model, and is underwritten primarily on the basis of a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flow, or recurring revenue. Growth capital typically means an investment in an established, but rapidly growing business that is owned by, or received an equity investment from, one or more growth equity or venture capital firms, and is underwritten on the basis of something other than a multiple of EBITDA (for example, a multiple of recurring revenue). As of December 31, 2020, our average investment size in each of our portfolio companies was approximately $58.8 million based on fair value. As of December 31, 2020, investments we classify as traditional financing represented 79.4% of our total debt portfolio based on fair value. As of December 31, 2020, investments we classify as growth capital represented 13.0% of our total debt portfolio based on fair value. As of December 31, 2020, investments we classify as traditional financings had a weighted average annual EBITDA of $106 million. As of December 31, 2020, investments we classify as growth capital had a weighted average enterprise value of $9.3 billion.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2020, the Company had $3.1 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five-year anniversary of the Final Closing and (ii) the seven-year anniversary of the Initial Closing. See “— The Private Offering.”

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA and ORDA, the “Owl Rock Advisors”). As of December 31, 2020, the Owl Rock Advisors managed $27.1 billion in AUM. The Owl Rock Advisors focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Assets Under Management

Diversified Lending. The Owl Rock Advisors primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Owl Rock Advisors invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs and a separately managed account: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and Owl Rock Core Income Corp. (“ORCIC”) and the Diversified Lending Managed Account.

As of December 31, 2020, the Owl Rock Advisors have $17.2 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisors are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisors originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

	The technology lending strategy is managed through the Company.	As of December 31, 2020, the Owl Rock Advisors have $5.4 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through a private fund and separately managed accounts (the “First Lien Funds”).	As of December 31, 2020, the Owl Rock Advisors have $3.0 billion of assets under management across these products.

Strategy	Funds	Assets Under Management

Opportunistic Lending. The Owl Rock Advisors intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through a private fund and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Managed Account, the “Owl Rock Private Funds”).

As of December 31, 2020, the Owl Rock Advisors have $1.5 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.”

The Owl Rock Advisers may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Owl Rock has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — we may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates subjecting our Adviser to certain conflicts of interest.”

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

Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $1.5 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2019. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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

Since its inception through December 31, 2020, the Adviser and its affiliates have reviewed over 5,200 opportunities and sourced potential investment opportunities from over 500 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser will closely monitor the investments in our portfolio and take a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser will receive and review detailed financial information from portfolio companies no less than quarterly and seek to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and assess each portfolio company’s operational and liquidity exposure and outlook. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

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

Established Companies. We intend to invest in companies with established business models, products and customers and that have demonstrated, or have a plan to achieve, sound financial performance which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We intend to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.

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

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser will source portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determine that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis;
•	developing downside financial projections and liquidation analysis;
•	reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser will negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2020, 56% of our first lien debt was comprised of unitranche loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

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

Investment Portfolio

As of December 31, 2020 we had investments in 52 portfolio companies with an aggregate fair value of $3.1 billion. As of December 31, 2020 and 2019, investments consisted of the following:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$2,258,128	$2,261,996	$3,868	$1,385,386	$1,382,256	$(3,130)
Second-lien senior secured debt investments	206,266	208,328	2,062	36,147	36,236	89
Unsecured debt investments	376,454	388,602	12,148	—	—	—
Equity	174,250	198,411	24,161	57,303	57,453	150
Total Investments	$3,015,098	$3,057,337	$42,239	$1,478,836	$1,475,945	$(2,891)

As of December 31, 2020 we had outstanding commitments to fund unfunded investments totaling $199.5 million.

The table below describes investments by industry composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Buildings and real estate	1.5%	3.0%
Business services	18.4	26.9
Data and information services	15.2	5.8
eCommerce and digital marketplaces	1.9	0.3
Education	9.5	16.4
Financial services	7.9	1.4
Food and beverage	8.7	—
Healthcare providers and services	—	3.1
Healthcare technology	12.5	17.0
Human resource support services	0.1	—
Insurance	2.6	2.9
Internet and digital media	3.6	8.7
Leisure and entertainment	2.9	4.5
Manufacturing	2.0	—
Oil and gas	3.2	5.7
Professional services	1.5	3.5
Technology Infrastructure	8.5	0.8
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare technology, and business services) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
United States:
Midwest	7.8%	6.9%
Northeast	23.9	35.9
South	26.2	34.7
West	28.7	17.3
Canada	4.4	3.1
Ireland	—	2.1
Israel	4.1	—
United Kingdom	4.9	—
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2020 and 2019 our asset coverage was 191% and 193%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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

Debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of debt issuance costs of $1.9 million.
(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of debt issuance costs of $6.3 million.
(4)	The carrying value of the Company’s SPV Asset Facility I is presented net of debt issuance costs of $3.7 million.
(5)	The carrying value of the Company’s June 2025 Notes is presented net of debt issuance costs of $5.0 million.
(6)	The carrying value of the Company’s December 2025 Notes is presented net of debt issuance costs of $8.1 million.
(7)	The carrying value of the Company’s June 2026 Notes is presented net of debt issuance costs of $7.2 million.
(8)	The carrying value of the Company’s CLO 2020-1 is presented net of debt issuance costs of $2.9 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of debt issuance costs of $4.0 million.
(3)	The carrying value of the Company`s Revolving Credit Facility is presented net of debt issuance costs of $2.9 million.

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

On February 23, 2021, our Board declared a distribution of 90% of estimated first quarter taxable income for shareholders of record on March 31, 2021, payable on or before May 14, 2021.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. See "Business --The Adviser and Administrator – Owl Rock Technology Advisors LLC."

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

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser  (except to the extent specified in Section 36(b) of the 1940 Act, as amended, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

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

Board Approval of the Investment Advisory Agreement

On January 12, 2021, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the amended and restated investment advisory agreement, as well as related matters. See "Business --The Adviser and Administrator – Owl Rock Technology Advisors LLC." The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs, which could include employees of the Adviser or its affiliates; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the  amended and restated investment advisory agreement, as being in the best interests of our shareholders.

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

The continuation of the Administration Agreement and, subject to the consummation of the Transaction, the amended and restated administration agreement, was approved by the Board on January 12, 2021. See "Business --The Adviser and Administrator – Owl Rock Technology Advisors LLC." Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Owl Rock Clients. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief  if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

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

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.

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

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.owlrock.com. In addition, the code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

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

The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

We are subject to risks related to the economy.

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•	The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

•	Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•	We have a limited operating history.
•	The lack of liquidity in our investments may adversely affect our business.

•	Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•	Defaults under the Subscription Credit Facility could require shareholders to fund their remaining Capital Commitments without regard to the underlying value of their investment.
•

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

•	Because we have received the approval of our sole initial shareholders, we are subject to 150% Asset Coverage.
•

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

•

Because our business model depends to a significant extent upon the Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•

Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•	Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.
•	The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

We are subject to risks related to our Adviser and its affiliates.

•

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

•	Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•	We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
•	We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•	Our ability to enter into transactions with our affiliates is restricted.

We are subject to risks related to business development companies.

•

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

We are subject to risks related to our investments.

•

Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•	Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

•

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.

•	We are, and will continue to be, exposed to risks associated with changes in interest rates.
•	International investments create additional risks.

We are subject to risks related to an investment in our common stock.

•	Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
•	The net asset value of our common stock may fluctuate significantly.
•

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

We are subject to risks related to U.S. federal income tax.

•

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. See “The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

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

In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies,  many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals that have been adversely affected by the COVID-19 pandemic; however, our portfolio companies have not benefited from the CARES Act and we do not expect that they will benefit from most of the other subsequent legislation intended to provide financial relief or assistance.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies' operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described herein.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies' operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies' operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies' personnel. This could create widespread business continuity issues for us and our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether there will be additional economic shutdowns. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

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

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the current disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19 continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See "— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks."

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom's exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “— Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our

Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-24.92%	-14.37%	-3.82%	6.73%	17.28%

________________

(1)

Assumes, as of December 31, 2020, (i) $3,157.9 million in total assets, (ii) $1,649.2 million in outstanding indebtedness, (iii) $1,496.9 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.47%.

See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

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

Collectively, substantially all of our assets are currently pledged as collateral under our Revolving Credit Facility. If we were to default on our obligations under the terms of our Revolving Credit Facility or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the terms of the Subscription Credit Facility, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Subscription Credit Facility matures on November 19, 2021, the revolving period under the Revolving Credit Facility ends on September 3, 2024 and the Revolving Credit Facility matures on September 3, 2025. The special purpose vehicle asset credit facility, SPV Asset Facility I, matures on August 12, 2030. The June 2025 Notes, December 2025 Notes and June 2026 Notes mature on June 30, 2025, December 15, 2025, and June 17, 2026, respectively. CLO 2020-1 matures on January 15, 2031. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

The amount of leverage that we employ will depend on the Adviser's and the Board's assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Because we have received the approval of our sole initial shareholder, we are subject to 150% Asset Coverage.

The Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may borrow only $1 for investment purposes for every $1 of investor equity. Because the Adviser, as our sole initial shareholder, has approved this proposal, our asset coverage ratio applicable to senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “— Risks Related to Our Business - To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics, including the COVID-19 pandemic;
•	events arising from local or larger scale political or social matters, including terrorist acts;
•	outages due to idiosyncratic issues at specific service providers; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

The London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market and/or transferability of value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value of our investment in these portfolio companies and our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Risks Related to Our Adviser and Its Affiliates

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

The Adviser and its affiliates currently manage the Owl Rock Clients and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination, structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

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

Specifically, we may compete for investments with the Owl Rock Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, which has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers manage assets for accounts other than us, including private funds including, but not limited to, the Owl Rock Clients. Actions taken by the Owl Rock Advisers on behalf of the Owl Rock Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Owl Rock Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Owl Rock Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Owl Rock Clients (including us).

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

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income”). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

We rely on exemptive relief, which has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds, including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

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

In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares.”; “The subordination of the CLO Preferred Shares will affect our right to payment.”; and “The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”.

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

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies in a broad range of technology-related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

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

As of December 31, 2020, our investments in healthcare technology represented 12.5% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to nondisclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

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

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

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

Our strategy focuses on investing primarily in the debt of privately owned U.S. companies in a broad range of technology-related industries with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

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

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies

(including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

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

We are, and will continue to be, exposed to risks associated with changes in interest rates.

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

Many of our debt investments are based on floating interest rates, such as LIBOR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

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

We will expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

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

The success of our hedging strategy, if any, will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes. .” and “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We may invest in life sciences-related that may be subject to extensive regulation by federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Life sciences-related portfolio companies may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a life sciences-related portfolio company and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

We are subject to certain risks as a result of our interest in the CLO Preferred Shares.

Under the terms of the loan sale agreement entered into in connection with the $333.5 million term debt securitization transaction (the "CLO Transaction") we completed on December 16, 2020 (the "CLO Closing Date"), we sold and/or contributed to Owl Rock Technology Financing 2020-1, Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the CLO Closing Date, for the purchase price and other consideration set forth in the loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the "CLO Preferred Shares"), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuer to file for bankruptcy) in the CLO Issuer and the CLO Issuer in turn owns 100% of the equity of Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the "CLO Co-Issuer"). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuer (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by the CLO Issuer is subject to certain conditions and restrictions under the CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer and the CLO Co-Issuer (the "CLO Debt"), and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuer (which the CLO Issuer could have distributed with respect to the CLO Preferred Shares of the CLO Issuer) will be diverted to the payment of principal on the CLO Debt of the CLO Issuer. See "—The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us."

On the scheduled maturity of the CLO Debt of the CLO Issuer or if the CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the CLO Debt until the CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of the CLO Issuer. As a result, the CLO Preferred Shares would not receive any payments until the CLO Debt is paid in full and under certain circumstances may not receive payments at any time.

In addition, if an event of default occurs and is continuing with respect to the CLO Debt of the CLO Issuer, the holders of the CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the "CLO Indenture"). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See " — The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder."

The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the CLO Indenture, as long as any CLO Debt of the CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the CLO Indenture (and the CLO Credit Agreement, in the case of CLO), subject to certain conditions. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.

Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors' rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.

The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the CLO Indenture governing the CLO Transaction, there are two coverage tests applicable to CLO Debt. These tests apply to CLO Transaction separately.

The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by CLO Issuer to the amount of interest due and payable on the CLO Debt of the CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of the CLO Issuer plus the senior fees and expenses.

The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of the CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for the CLO must equal at least 156.75% of the outstanding principal amount of the CLO Debt. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.

If either coverage test with respect to the CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.

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

Investing in our securities involves a high degree of risk.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC tax treatment or BDC status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;
•	loss of a major funding source; and
•	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

The amount of any distributions we may make is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our Board's discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, in December 2017, Congress passed tax reform legislation that made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

General Risk Factors

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party gained control of the executive and legislative branch of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive branch of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

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

Distributions declared during the year ended December 31, 2020 of $76.8 million were derived from ordinary income, determined on a tax basis. Distributions declared during the year ended December 31, 2019 of $30.3 million were derived from ordinary income, determined on a tax basis.

Holders

As of March 4, 2021, there were approximately 7,300 holders of our common stock.

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

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On February 23, 2021, our Board declared a distribution of 90% of estimated first quarter taxable income for shareholders of record on March 31, 2021, payable on or before May 14, 2021.

The following table summarizes dividends declared for the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

The dividends declared during the year ended December 31, 2020 were derived from ordinary income, determined on a tax basis.

The following table summarizes dividends declared for the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended  December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2020, 2019 and 2018.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2020	$290.0	$1,905.6	—	N/A
June 2025 Notes
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2020	$375.0	$1,905.6	—	N/A
CLO 2020-1
December 31, 2020	$200.0	$1,905.6	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Financial Data.

The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2020, 2019, and 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2020	2019	2018(1)
Consolidated Statement of Operations Data
Income
Total investment income	$173.2	$83.7	$2.6
Expenses
Total expenses	94.0	52.5	4.7
Net investment income (loss) before income taxes	79.2	31.2	(2.1)
Excise tax expense	0.4	0.1	—
Net investment income (loss) after income taxes	78.8	31.1	(2.1)
Total change in net unrealized gain (loss)	43.0	(2.0)	(1.1)
Total net realized gain (loss)	0.3	1.6	—
Increase (decrease) in net assets resulting from operations	$122.1	$30.7	$(3.2)
Earnings per common share – basic and diluted	$1.43	$0.84	$(0.34)

($ in millions, except per share amounts)	December 31, 2020	December 31, 2019	December 31, 2018
Consolidated Balance Sheet Data
Cash	$82.2	$142.4	$323.0
Investments at fair value	3,057.3	1,475.9	262.8
Total assets	3,157.9	1,625.0	588.2
Total debt (net of unamortized debt issuance costs)	1,614.1	823.8	297.6
Total liabilities	1,661.0	847.8	301.5
Total net assets	$1,496.9	$777.2	$286.7
Net asset value per share	$14.88	$14.70	$14.53
Other Data:
Number of portfolio companies	52	29	6
Distributions Declared Per Share	$0.84	$0.65	$—
Total return based on net asset value(2)	7.2%	5.8%	(3.2)%
Weighted average total yield of portfolio at fair value	7.9%	7.9%	8.0%
Weighted average total yield of portfolio at amortized cost	8.0%	7.9%	8.0%
Weighted average yield of debt and income producing securities at fair value	8.3%	8.2%	8.0%
Weighted average yield of debt and income producing securities at amortized cost	8.3%	8.2%	8.0%
Fair value of debt investments as a percentage of principal	99.2%	98.5%	98.5%
________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

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

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of eight directors, five of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2020, we had $3.1 billion in total Capital Commitments from investors, of which $72.9 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

The Adviser is under common control with Owl Rock Capital Advisors LLC (“ORCA”), and Owl Rock Diversified Advisors LLC ("ORDA"), and Owl Rock Capital Private Fund Advisors LLC ("ORPFA"), which are also investment advisers and subsidiaries of Owl Rock Capital Partners. ORCA serves as investment adviser to Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Core Income Corp. and ORDA serves as investment adviser to Owl Rock Capital Corporation III. The Adviser, ORCA, ORTA and ORPFA are referred to as the "Owl Rock Advisers" and together with Owl Rock Capital Partners are referred to, collectively, as "Owl Rock."

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Technology Advisors LLC.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We intend to rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.  In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to participate in follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

For the three months ending March 31, 2021, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2020, our Adviser or its affiliates have originated $27.7 billion aggregate principal amount of investments across multiple industries, of which $25.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

As of December 31, 2020, our average investment size in each of our portfolio companies was approximately $58.8 million based on fair value. As of December 31, 2020, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 79.4% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $371 million, weighted average annual EBITDA of $106 million and a weighted average enterprise value of $2.0 billion. As of December 31, 2020, investments we classify as growth capital represented 13.0% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $1.0 billion and a weighted average enterprise value of $9.3 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2020, 88.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 7, 2018, our Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio from 200% to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. The reduced asset coverage requirement permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.

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

Portfolio and Investment Activity

As of December 31, 2020, based on fair value, our portfolio consisted of 74.0% first lien senior secured debt investments, 6.8% second lien senior secured debt investments, 12.7% unsecured debt investments and 6.5% equity investments.

As of December 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 8.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.3% and 8.3%, respectively.

As of December 31, 2020, we had investments in 52 portfolio companies with an aggregate fair value of $3.1 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018(3)
New investment commitments
Gross originations	$1,822,855	$1,517,163	$332,000
Less: Sell downs	(50,000)	(87,130)	—
Total new investment commitments	$1,772,855	$1,430,033	$332,000
Principal amount of investments funded:
First-lien senior secured debt investments	$1,005,142	$1,141,864	$211,731
Second-lien senior secured debt investments	159,945	16,450	20,000
Unsecured debt investments	364,640	—	30,000
Equity investments	116,917	57,160	—
Total principal amount of investments funded	$1,646,644	$1,215,474	$261,731
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(184,279)	$(60,743)	$—
Second-lien senior secured debt investments	(5,988)	—	—
Unsecured debt investments	—	(30,000)	—
Total principal amount of investments sold or repaid	$(190,267)	$(90,743)	$—
Number of new investment commitments in new portfolio companies(1)	26	25	6
Average new investment commitment amount	$62,545	$54,928	$55,333
Weighted average term for new debt investment commitments (in years)	5.9	6.1	6.6
Percentage of new debt investment commitments at floating rates	81.9%	100.0%	91.0%
Percentage of new debt investment commitments at fixed rates	18.1%	0.0%	9.0%
Weighted average interest rate of new debt investment commitments(2)	8.0%	8.0%	7.8%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.2%	6.1%	5.0%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24%, 1.91% and 2.81% as of December 31, 2020, 2019 and 2018, respectively.

(3)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

As of December 31, 2020 and 2019, our investments consisted of the following:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,258,128	$2,261,996	(1)	$1,385,386	$1,382,256
Second-lien senior secured debt investments	206,266	208,328		36,147	36,236
Unsecured debt investments	376,454	388,602		—	—
Equity investments	174,250	198,411		57,303	57,453
Total Investments	$3,015,098	$3,057,337		$1,478,836	$1,475,945

________________

(1)	56% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Buildings and real estate	1.5%	3.0%
Business services	18.4	26.9
Data and information services	15.2	5.8
eCommerce and digital marketplaces	1.9	0.3
Education	9.5	16.4
Financial services	7.9	1.4
Food and beverage	8.7	—
Healthcare providers and services	—	3.1
Healthcare technology	12.5	17.0
Human resource support services	0.1	—
Insurance	2.6	2.9
Internet and digital media	3.6	8.7
Leisure and entertainment	2.9	4.5
Manufacturing	2.0	—
Oil and gas	3.2	5.7
Professional services	1.5	3.5
Technology Infrastructure	8.5	0.8
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare technology, and business services) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
United States:
Midwest	7.8%	6.9%
Northeast	23.9	35.9
South	26.2	34.7
West	28.7	17.3
Canada	4.4	3.1
Ireland	—	2.1
Israel	4.1	—
United Kingdom	4.9	—
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average total yield of portfolio	7.9%	7.9%
Weighted average total yield of debt and income producing securities	8.3%	8.2%
Weighted average interest rate of debt securities	7.6%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.6%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$483,813	15.9%	$—	—%
2	2,511,117	82.1	1,475,945	100.0
3	62,407	2.0	—	—
4	—	—	—	—
5	—	—	—	—
Total	$3,057,337	100.0%	$1,475,945	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,840,848	100.0%	$1,421,533	100.0%
Non-accrual	—	—	—	—
Total	$2,840,848	100.0%	$1,421,533	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018(1)
Total Investment Income	$173.2	$83.7	$2.6
Less: Expenses	94.0	52.5	4.7
Net Investment Income (Loss) Before Taxes	$79.2	$31.2	$(2.1)
Less: Income taxes, including excise taxes	0.4	0.1	—
Net Investment Income (Loss) After Taxes	$78.8	$31.1	$(2.1)
Net change in unrealized gain (loss)	43.0	(2.0)	(1.1)
Net realized gain (loss)	0.3	1.6	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$122.1	$30.7	$(3.2)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we were initially capitalized on August 7, 2018 and commenced investing activities in September 2018. As a result, comparative period of time information from 2018 may not be meaningful.

Investment Income

Investment income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018(1)
Interest income (excluding PIK interest income)	$151.0	$80.2	$2.6
PIK interest income	19.1	1.1	—
Dividend income	0.4	—	—
Other income	2.7	2.4	—
Total investment income	$173.2	$83.7	$2.6

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Years Ended December 31, 2020 and 2019

Investment income increased to $173.2 million for the year ended December 31, 2020 from $83.7 million for the year ended December 31, 2019 due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.4 billion as of December 31, 2019, to $2.9 billion as of December 31, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 7.9% as of December 31, 2019 to 7.8% as of December 31, 2020. Payment-in-kind income increased from approximately 1.4% of interest income for the year ended December 31, 2019 to approximately 11.2% of interest income for the year ended December 31, 2020 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income increased period over period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the Years Ended December 31, 2019 and 2018

Investment income increased to $83.7 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018 due to an increase in interest income as a result of an increase in our investment portfolio and other income earned.

Expenses

Expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018(1)
Interest expense	$38.6	$21.7	$0.5
Management fees	32.8	22.1	2.1
Incentive fees	13.4	2.6	—
Professional fees	5.4	3.3	0.9
Directors' fees	0.9	0.6	0.2
Initial organization	—	—	0.4
Other general and administrative	2.9	2.2	0.6
Total expenses	$94.0	$52.5	$4.7

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Years Ended December 31, 2020 and 2019

Total expenses increased by $41.5 million from the year ended December 31, 2019 to the year ended December 31, 2020 primarily due to an increase in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income and better performance in certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $914 million from $479 million period over period, partially offset by a decrease in the average interest rate from 3.76% to 3.68% period over period.

For the Years Ended December 31, 2019 and 2018

Total expenses increased by $47.8 million from the year ended December 31, 2018 to the year ended December 31, 2019 due to an increase in management fees, incentive fees and interest expense, partially offset by initial organization expenses incurred during the year ended December 31, 2018. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in interest expense was driven by an increase in average daily borrowings to $479 million from $36 million period over period, partially offset by a decrease in the average interest rate from 5.91% to 3.76% period over period.

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

For the year ended December 31, 2020, we accrued U.S. federal excise tax of $410 thousand. For the year ended December 31, 2019, we accrued U.S. federal excise tax of $107 thousand.  For the year ended December 31, 2018, we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2020, 2019 and 2018 net change in unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018(1)
Net change in unrealized gain (loss) on investments	$43.3	$(2.0)	$(1.1)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.3)	—	—
Net change in unrealized gain (loss)	$43.0	$(2.0)	$(1.1)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

For the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to December 31, 2019. As of December 31, 2020, the fair value of our debt investments as a percentage of principal was 99.3% on our $2.9 billion portfolio, compared to 98.5% on our $1.4 billion portfolio as of December 31, 2019. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2019, as well as certain over performing investments. See “COVID-19 Developments” for additional information.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2020 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Circle Internet Services, Inc.	$13.3
Remaining portfolio companies	9.5
Toast, Inc.	5.4
Remitly Global, Inc.	3.7
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	3.7
Poshmark, Inc.	3.0
Algolia, Inc.	2.8
Airbnb, Inc.	2.5
Granicus, Inc.	2.3
DoorDash, Inc.	2.2
MINDBODY, Inc.	(5.4)
Total	$43.0

For the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2018. As of December 31, 2019, the fair value of our debt investments as a percentage of principal was 98.5% on our $1.4 billion portfolio, compared to 98.5% on our $0.3 billion portfolio as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018(1)
Net realized gain (loss) on investments	$—	$1.6	$—
Net realized gain (loss) on foreign currency transactions	0.3	—	—
Net realized gain (loss)	$0.3	$1.6	$—

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2020 and 2019, our asset coverage ratio was 191% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2020, taken together with our uncalled Capital Commitments of $1.7 billion and available debt capacity of $1.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of December 31, 2020, we had $82.2 million in cash. During the period ended December 31, 2020, we used $1,450.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,815.2 million, partially offset by sales of portfolio investments of $306.2 million, and other operating activities of $58.5 million. Lastly, cash provided by financing activities was $1,390.4 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $655.8 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $783.9 million, net of $49.3 million of distributions paid.

As of December 31, 2019, we had $142.4 million in cash, During the period ended December 31, 2019, we used $1,175.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,396.8 million, partially offset by sales of portfolio investments of $186.4 million, and other operating activities of $34.8 million. Lastly, cash provided by financing activities was $994.9 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $483.9 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $523.9 million, net of $12.9 million of distributions paid.

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

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an Exchange Listing.

During the year ended December 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2

On March 3, 2021, we delivered a capital drawdown notice to our investors relating to the sale of approximately 16,644,475 shares of our common stock, par value $0.01 per share, expected to close on or about March 16, 2021 for an aggregate offering price of $250.0 million.

During the year ended December 31, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On February 23, 2021, our Board declared a distribution of 90% of estimated first quarter taxable income for shareholders of record on March 31, 2021, payable on or before May 14, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018(1)
Interest expense	$34,197	$19,478	$349
Amortization of debt issuance costs	4,372	2,202	102
Total Interest Expense	$38,569	$21,680	$451
Average interest rate	3.68%	3.76%	5.91%
Average daily borrowings	$914,266	$479,115	$36,163

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

 The Subscription Credit Facility will mature upon the earliest of: (i) the date three (3) years from the Closing Date (the “Subscription Credit Facility Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our subscription agreements; (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our subscription agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility. At our option, the Subscription Credit Facility Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions.

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

The maximum principal amount of the Revolving Credit Facility is $590 million (increased from $540 million on December 8, 2020; previously increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on our portfolio of investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on September 3, 2025 (“Revolving Credit Facility Maturity Date”). During the period from the Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “SPV Asset Facility I Stated Maturity”).  Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions.  On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between us and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company`s subsidiaries, financing vehicles or similar facilities.

The June 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2025 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the June 2025 Indenture.

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

 The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee we no longer are subject to the reporting requirements under the Exchange Act, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the December 2025 Indenture, occurs prior to maturity, holders of the December 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the December 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the December 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

June 2026 Notes

On December 17, 2020, we issued $375 million aggregate principal amount of 3.75% notes due 2026 (the “June 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between us and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The June 2026 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the June 2026 Indenture, occurs prior to maturity, holders of the June 2026 Notes will have the right, at their option, to require us  to repurchase for cash some or all of the June 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2026  Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

CLO 2020-1

On December 16, 2020 (the “CLO 2020-1 Closing Date”), the Company completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the Company’s consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman

Islands with limited liability (the “Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.

The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bear interest at three-month LIBOR plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes are scheduled to mature on January 15, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO 2020-1 Secured Notes.

Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S.$1,000 per share (the “CLO 2020-1 Preferred Shares”). The CLO 2020-1 Preferred Shares were issued by the CLO 2020-1 Issuer as part of its issued share capital and are not secured by the collateral securing the CLO 2020-1 Secured Notes. The Company purchased all of the CLO 2020-1 Preferred Shares. The Company acts as retention holder in connection with the CLO 2020-1 Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2020-1 Preferred Shares.

As part of the CLO 2020-1 Transaction, the Company entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans and recurring revenue loans from the Company to the CLO 2020-1 Issuer on the Closing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.

Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes may be used by the CLO 2020-1 Issuer to purchase additional middle market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans and recurring revenue loans.

The CLO 2020-1 Secured Notes are the secured obligation of the CLO 2020-1 Issuers, and the CLO 2020-1 Indenture includes customary covenants and events of default. The CLO 2020-1 Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO 2020-1 Issuer under a collateral management agreement dated as of the Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement, dated August 10, 2018, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO 2020-1 Issuers’ equity or notes owned by the Company.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2020 and 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	$6,040	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	—
Certify, Inc.	First lien senior secured delayed draw term loan	—	3,422
Certify, Inc.	First lien senior secured revolving loan	1,711	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	10,428	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	—
Diligent Corporation	First lien senior secured revolving loan	1,523	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured revolving loan	4,110	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,957	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,844	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	—	3,045
Kaseya Inc.	First lien senior secured delayed draw term loan	2,800	—
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	6,642	3,946
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250

Portfolio Company	Investment	December 31, 2020	December 31, 2019
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	6,818	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	—	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$199,510	$167,865

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

Investor Commitments

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from an affiliate of our Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2019, we had $2.5 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $68.5 million is from an affiliate of our Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2020, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2020, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$105.9	$105.9	$—	$—	$—
Revolving Credit Facility	68.3	—	—	68.3	—
SPV Asset Facility I	290.0	—	—	—	290.0
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	400.0	—	—	400.0	—
June 2026 Notes	375.0	—	—	—	375.0
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$1,649.2	$105.9	$—	$678.3	$865.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Owl Rock Advisors, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.  We intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point that we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ending December 31, 2018 and December 31, 2019 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 and 2019 tax years remain subject to examination by U.S. federal, state, and local tax authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2020, 88.8% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.91%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$59.3	$19.9	$39.4
Up 200 basis points	$33.6	$13.3	$20.3
Up 100 basis points	$7.9	$6.6	$1.3
Up 50 basis points	$1.1	$3.3	$(2.2)
Down 25 basis points	$(0.5)	$(1.6)	$1.1
Down 50 basis points	$(0.5)	$(1.8)	$1.3

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Owl Rock Technology Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Owl Rock Technology Finance Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2020 and 2019 and for the period from July 12, 2018 (inception) through December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2020 and 2019 and for the period from July 12, 2018 (inception) through December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Owl Rock Technology Finance Corp. and its subsidiaries as of December 31, 2018 (not presented herein), and we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the Senior Securities table of Owl Rock Technology Finance Corp. and its subsidiaries as of December 31, 2020, 2019 and 2018, appearing on page 72, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodians, administrative agents and portfolio companies; when replies were not received, we performed other auditing procedures.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 4, 2021

We have served as the Company’s auditor since 2018.

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,915,096 and $1,478,836, respectively)	$2,957,337	$1,475,945
Non-controlled, affiliated investments (amortized cost of $100,002 and $0, respectively)	100,000	—
Total investments at fair value (amortized cost of $3,015,098 and $1,478,836, respectively)	3,057,337	1,475,945
Cash	82,236	142,363
Interest receivable	17,304	6,127
Dividend income receivable	375	—
Prepaid expenses and other assets	611	562
Total Assets	$3,157,863	$1,624,997
Liabilities
Debt (net of unamortized debt issuance costs of $35,079 and $6,915, respectively)	$1,614,118	$823,797
Management fee payable	9,335	6,811
Distribution payable	21,107	11,776
Incentive fee payable	6,682	1,379
Payables to affiliates	2,271	1,159
Accrued expenses and other liabilities	7,471	2,903
Total Liabilities	$1,660,984	$847,825
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 100,586,224 and 52,852,122 shares issued and outstanding, respectively	$1,006	$529
Additional paid-in-capital	1,449,943	776,603
Total distributable earnings (losses)	45,930	40
Total Net Assets	$1,496,879	$777,172
Total Liabilities and Net Assets	$3,157,863	$1,624,997
Net Asset Value Per Share	$14.88	$14.70

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$151,011	$80,256	$2,561
Payment-in-kind interest income	19,110	1,090	—
Other income	2,709	2,366	44
Total investment income from non-controlled, non-affiliated investments	172,830	83,712	2,605
Investment income from non-controlled, affiliated investments:
Dividend income	375	—	—
Total investment income from non-controlled, affiliated investments	375	—	—
Total Investment Income	173,205	83,712	2,605
Expenses
Interest expense	$38,569	$21,680	$451
Management fees	32,831	22,085	2,147
Incentive fees	13,414	2,622	—
Professional fees	5,437	3,308	930
Directors' fees	845	622	194
Initial organization	—	—	397
Other general and administrative	2,887	2,215	600
Total Expenses	93,983	52,532	4,719
Net Investment Income (Loss) Before Taxes	79,222	31,180	(2,114)
Excise tax expense	410	107	—
Net Investment Income (Loss) After Taxes	78,812	31,073	(2,114)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$43,329	$(1,948)	$(1,052)
Non-controlled, affiliated investments	(2)	—	—
Translation of assets and liabilities in foreign currencies	(274)	(5)	—
Total Net Change in Unrealized Gain (Loss)	43,053	(1,953)	(1,052)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(26)	$1,560	$—
Non-controlled, affiliated investments	—	—	—
Foreign currency transactions	278	56	—
Total Net Realized Gain (Loss)	252	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$122,117	$30,736	$(3,166)
Earnings (Loss) Per Share - Basic and Diluted	$1.43	$0.84	$(0.34)
Weighted Average Shares Outstanding - Basic and Diluted	85,371,169	36,696,078	9,344,401

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Portfolio company debt investments
Buildings and real estate
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.0% (incl. 1.25% PIK)	11/28/2024	$37,292	$36,931	$35,614	2.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,026	2,847	0.2%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	7,708	7,378	7,361	0.5%
				48,052	47,335	45,822	3.1%
Business services
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,794	59,602	4.0%
Apptio, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(44)	(16)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	57,039	56,529	56,753	3.8%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	570	552	559	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,903	25,000	1.7%
ConnectWise, LLC(4)(7)(13)	First lien senior secured loan	L + 5.25%	2/28/2025	126,689	125,512	126,689	8.4%
ConnectWise, LLC(4)(5)(13)(15)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	3,476	3,354	3,476	0.2%
Diligent Corporation(4)(8)	First lien senior secured loan	L + 6.25%	8/4/2025	18,813	18,374	18,436	1.2%
Diligent Corporation(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	-	(105)	(91)	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(35)	(30)	-%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 7.00%	7/7/2025	32,940	32,547	33,131	2.2%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)	First lien senior secured loan	L + 5.75%	5/24/2024	40,704	40,303	40,092	2.7%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	1,957	1,913	1,910	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	-	(27)	(43)	-%
Kaseya Traverse Inc.(4)(8)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	36,336	35,824	36,065	2.4%
Kaseya Traverse Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	1,201	1,165	1,182	0.1%
Kaseya Traverse Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	-	(29)	-	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,734	44,103	43,280	2.9%
Paysimple, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2025	14,558	14,312	14,085	0.9%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(13)(22)	Second lien senior secured loan	L + 8.00%	3/6/2028	50,481	49,322	49,976	3.3%
				514,399	507,267	510,056	33.9%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Data and information services
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,426	7,425	0.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,902	19,900	1.3%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	77,692	76,441	76,721	5.1%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(135)	(104)	-%
Granicus, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.00%	8/21/2026	65,097	63,544	65,749	4.4%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	-	(97)	-	-%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.75%	4/16/2026	125,000	121,597	124,687	8.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(660)	(63)	-%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	10/30/2028	21,000	20,379	20,370	1.4%
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.25%	5/29/2026	121,053	119,613	120,449	8.0%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	-	(80)	(41)	-%
Maverick Bidco Inc.(4)(8)	First lien senior secured loan	L + 6.25%	4/28/2023	29,502	28,690	28,910	1.9%
Maverick Bidco Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	11/6/2021	-	(83)	(136)	-%
				466,844	456,537	463,867	30.9%
Education
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,699	57,651	57,818	3.9%
Dude Solutions Holdings, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	11/30/2026	14,059	13,609	13,848	0.9%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	-	(115)	(104)	-%
Instructure, Inc. (4)(7)(13)	First lien senior secured loan	L + 7.00%	3/24/2026	112,881	111,201	112,881	7.5%
Instructure, Inc. (4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(81)	-	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	103,058	102,301	102,543	6.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)(15)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	3,272	3,214	3,222	0.2%
				291,969	287,780	290,208	19.4%
eCommerce and digital marketplaces
Poshmark, Inc.(18)	Convertible Note	0%	9/15/2023	50,000	51,653	52,500	3.5%
				50,000	51,653	52,500	3.5%
Financial services
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	12/3/2027	107,263	105,668	105,654	7.1%
AxiomSL Group, Inc.(4)(7)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(188)	(191)	-%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hg Genesis 8 Sumoco Limited(4)(12)(13)(22)	Unsecured Facility	G+ 7.50% (incl. 7.50% PIK)	8/28/2025	68,347	65,713	69,373	4.6%
Smarsh Inc.(4)(7)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,323	31,311	2.1%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,888	8,781	8,688	0.6%
				216,448	211,297	214,835	14.4%
Food and beverage
DoorDash, Inc.(18)	Convertible Note	10.00% PIK	3/1/2025	108,048	106,934	109,129	7.3%
Toast, Inc.(18)	Convertible Note	8.50% (incl. 4.25% PIK)	6/15/2027	153,382	152,154	157,600	10.4%
				261,430	259,088	266,729	17.7%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(5)(13)(14)	First lien senior secured loan	L + 4.50%	2/11/2026	19,694	19,388	19,641	1.3%
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	397	369	390	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,686	19,500	1.3%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	First lien senior secured loan	L + 5.00%	4/19/2025	10,000	9,767	9,800	0.7%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/19/2026	20,000	19,516	19,600	1.3%
Definitive Healthcare Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	7/16/2026	98,867	98,066	97,878	6.5%
Definitive Healthcare Holdings, LLC(4)(7)(13)(15)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	3,903	3,766	3,864	0.3%
Definitive Healthcare Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(38)	(54)	-%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	2/20/2026	87,452	86,472	86,141	5.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(17)(22)	First lien senior secured delayed draw term loan	L + 6.25%	2/20/2026	3,017	2,984	2,971	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,501	1,421	1,388	0.1%
Interoperability Bidco, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	95,052	94,075	91,963	6.1%
Interoperability Bidco, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(10)	(213)	-%
Interoperability Bidco, Inc.(4)(7)(13)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	5,000	4,957	4,838	0.3%
Project Ruby Ultimate Parent Corp.(4)(5)(13)	First lien senior secured loan	L + 4.25%	2/9/2024	11,737	11,562	11,561	0.8%
Project Ruby Ultimate Parent Corp.(4)(5)(13)	Second lien senior secured loan	L + 8.25%	2/9/2025	12,800	12,545	12,544	0.8%
				389,420	384,526	381,812	25.5%
Human resource support services
The Ultimate Software Group, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	5/3/2027	2,500	2,477	2,550	0.2%
				2,500	2,477	2,550	0.2%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 6.50%	8/4/2025	23,186	22,466	23,332	1.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,701	54,926	54,866	3.7%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(43)	(56)	-%
				78,887	77,349	78,142	5.3%
Internet and digital media
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,246	109,317	109,694	7.3%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(95)	(59)	-%
				110,246	109,222	109,635	7.3%
Leisure and entertainment
Airbnb, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	4/17/2025	24,875	24,320	26,865	1.8%
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	68,455	67,955	62,979	4.2%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(49)	(572)	-%
				93,330	92,226	89,272	6.0%
Manufacturing
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,877	61,875	4.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(75)	(75)	-%
				62,500	61,802	61,800	4.1%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	46,739	46,289	45,337	3.0%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(42)	(137)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,591	52,987	53,055	3.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(34)	(38)	-%
				100,330	99,200	98,217	6.5%
Professional services
Gerson Lehrman Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 4.75%	12/12/2024	45,731	45,348	45,731	3.1%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(24)	-	-%
				45,731	45,324	45,731	3.1%
Technology infrastructure
BCPE Nucleon (DE) SPV, LP(4)(7)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	150,000	147,765	147,750	9.9%
				150,000	147,765	147,750	9.9%
Total portfolio company debt investments				$2,882,086	$2,840,848	$2,858,926	190.8%
Portfolio company equity investments
Business services
Circle Internet Services, Inc.(18)	Series D Preferred Stock			2,934,961	$15,000	$26,415	1.8%
Circle Internet Services, Inc.(18)	Series E Preferred Stock			821,806	6,917	7,396	0.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Circle Internet Services, Inc.(18)	Warrants			244,580	-	1,188	0.1%
SLA Eclipse Co-Invest, L.P.(18)(20)	Series B Preferred Stock			1,641,929	15,153	16,950	1.1%
				5,643,276	37,070	51,949	3.5%
eCommerce and digital marketplaces
Poshmark, Inc.(18)	Common Stock			303,529	5,162	6,829	0.5%
				303,529	5,162	6,829	0.5%
Financial services
eShares, Inc. (dba Carta)(18)	Series E Preferred Stock			186,904	2,008	3,106	0.2%
Remitly Global, Inc (18)	Series E Preferred Stock			1,678,810	10,008	13,689	0.9%
Remitly Global, Inc (18)	Series F Preferred Stock			1,093,421	10,000	10,000	0.7%
				2,959,135	22,016	26,795	1.8%
Technology infrastructure
Algolia, Inc.(18)	Series C Preferred Stock			970,281	10,000	12,838	0.9%
SalesLoft, Inc.(13)(18)(21)	Series E Preferred Stock			8,660,919	49,073	49,073	3.3%
SalesLoft, Inc.(13)(18)(21)	Common Stock			181,776	927	927	0.1%
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock			12,000,769	50,002	50,000	3.3%
				21,813,745	110,002	112,838	7.6%
Total portfolio company equity investments					$174,250	$198,411	13.4%
Total Investments					$3,015,098	$3,057,337	204.2%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

As of December 31, 2020, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $41.0 million based on a tax cost basis of $3.0 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $12.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $53.8 million.

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(10)	The interest rate on these loans is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2020 was 0.62%.
(11)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2020 was 0.03%.
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

As of December 31, 2020

(Amounts in thousands, except share amounts)

(17)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $517.6 million or 34.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Warrants	May 20, 2019
DoorDash, Inc.	Convertible Note	February 19, 2020
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Poshmark, Inc.	Convertible Note	September 15, 2020
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
Remitly Global, Inc.	Series F Preferred Stock	August 3, 2020
SalesLoft, Inc.	Common Stock	December 24, 2020
SalesLoft, Inc.	Series E Preferred Stock	December 24, 2020
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Toast, Inc.	Convertible Note	June 19, 2020
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020
(19)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and CLO 2020-1.  See Note 6 “Debt”.

(20)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.
(21)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
UserZoom Technologies, Inc.	$—	$50,002	$—	$(2)	$—	$—	$50,000	$375	$—
SalesLoft, Inc.	—	50,000	—	—	—	—	50,000	—	—
Total	$—	$100,002	$—	$(2)	$—	$—	$100,000	$375	$—

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

(22)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2020, non-qualifying assets represented 12.8% of total assets as calculated in accordance with the regulatory requirements.

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

(15)	Unless otherwise indicated, the Company`s portfolio companies are pledged as collateral, supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 “Debt”,
(16)	Series B Preferred stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$78,812	$31,073	$(2,114)
Net change in unrealized gain (loss)	43,053	(1,953)	(1,052)
Realized gain (loss)	252	1,616	—
Net Increase (Decrease) in Net Assets Resulting from Operations	122,117	30,736	(3,166)
Distributions
Distributions declared from earnings	(76,766)	(30,296)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(76,766)	(30,296)	—
Capital Share Transactions
Issuance of common shares	656,226	484,440	289,876
Reinvestment of distributions	18,130	5,582	—
Net Increase in Net Assets Resulting from Capital Share Transactions	674,356	490,022	289,876
Total Increase in Net Assets	719,707	490,462	286,710
Net Assets, at beginning of period	777,172	286,710	—
Net Assets, at end of period	$1,496,879	$777,172	$286,710

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$122,117	$30,736	$(3,166)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,815,151)	(1,396,849)	(264,133)
Proceeds from investments, net	306,228	186,431	290
Net amortization of discount on investments	(10,061)	(2,187)	(42)
Net change in unrealized (gain) loss on investments	(43,327)	1,948	1,052
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	319	5	—
Net realized (gain) loss on investments	26	(1,560)	—
Net realized (gain) loss on foreign currency transactions relating to investments	2	—
Paid-in-kind interest	(17,305)	(786)	—
Amortization of debt issuance costs	4,372	2,202	102
Amortization of offering costs	381	903	227
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,420)	(4,335)	(1,792)
(Increase) decrease in dividend income receivable	(375)	—	—
(Increase) decrease in receivable for investments sold	—	—	—
(Increase) decrease in paid-in-kind interest receivable	(2,757)	—	—
(Increase) decrease in prepaid expenses and other assets	(34)	(403)	(41)
Increase (decrease) in management fee payable	2,524	4,863	1,948
Increase (decrease) in incentive fee payable	5,303	1,379	—
Increase (decrease) in payables to affiliates	1,112	243	916
Increase (decrease) in payable for investments purchased	—	—	—
Increase (decrease) in accrued expenses and other liabilities	4,568	1,797	1,106
Net cash used in operating activities	(1,450,478)	(1,175,613)	(263,533)
Cash Flows from Financing Activities
Borrowings on debt	3,123,862	1,751,565	305,000
Payments on debt	(2,307,500)	(1,220,972)	(5,000)
Debt issuance costs	(32,536)	(6,672)	(2,547)
Proceeds from issuance of common shares	656,226	484,440	289,876
Offering costs paid	(396)	(482)	(761)
Distributions paid	(49,305)	(12,938)	—
Net cash provided by financing activities	1,390,351	994,941	586,568
Net increase (decrease) in cash	(60,127)	(180,672)	323,035
Cash, beginning of period	142,363	323,035	—
Cash, end of period	$82,236	$142,363	$323,035

Supplemental and Non-Cash Information
Interest expense paid	$30,061	$17,988	$4
Distribution payable	$21,107	$11,776	$—
Reinvestment of distributions during the period	$18,130	$5,582	$—
Subscription receivable	$—	$—	$—

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements

Note 1. Organization

Owl Rock Technology Finance Corp. (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company intends to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet, and digital media.  Within each industry or sector, the Company intends to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems.  The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.

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

Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Technology Advisors LLC.”

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.  We intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, no investments are on non-accrual status.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020.  The 2018 and 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

New Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements..

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

On January 12, 2021, the Board approved the continuation of the Administration Agreement.  Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser. The Board has determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of approximately $2.4 million, $1.6 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of December 31, 2020, 2019 and 2018, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.3 million, $1.2 million and $0.9 million, respectively.

Investment Advisory Agreement

On August 10, 2018, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

On January 12, 2021, the Board approved the continuation of the Investment Advisory Agreement. Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the amended and restated investment advisory agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will be deemed a change in control of the Adviser, which will result in the assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement.

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

For the years ended December 31, 2020, 2019 and 2018, management fees were $32.8 million, $22.1 million and $2.1 million, respectively.

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

For the year ended December 31, 2020, the Company incurred incentive fees based on net investment income of $9.2 million. For the year ended December 31, 2019, the Company incurred incentive fees based on net investment income of $2.6 million. The Company did not incur incentive fees based on net investment income for the year ended December 31, 2018.

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

For the year ended December 31, 2020, the Company incurred performance based incentive fees based on capital gains of $4.2 million. For the years ended December 31, 2019 and 2018, there were no performance based incentive fees incurred based on capital gains.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA, ORDA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., which are BDCs advised by ORCA, Owl Rock Capital Corporation III, a BDC advised by ORDA, and/or other funds managed by the Adviser or its affiliates (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,258,128	$2,261,996	$1,385,386	$1,382,256
Second-lien senior secured debt investments	206,266	208,328	36,147	36,236
Unsecured debt investments	376,454	388,602	—	—
Equity investments	174,250	198,411	57,303	57,453
Total Investments	$3,015,098	$3,057,337	$1,478,836	$1,475,945

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Buildings and real estate	1.5%	3.0%
Business services	18.4	26.9
Data and information services	15.2	5.8
eCommerce and digital marketplaces	1.9	0.3
Education	9.5	16.4
Financial services	7.9	1.4
Food and beverage	8.7	—
Healthcare providers and services	—	3.1
Healthcare technology	12.5	17.0
Human resource support services	0.1	—
Insurance	2.6	2.9
Internet and digital media	3.6	8.7
Leisure and entertainment	2.9	4.5
Manufacturing	2.0	—
Oil and gas	3.2	5.7
Professional services	1.5	3.5
Technology Infrastructure	8.5	0.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
United States:
Midwest	7.8%	6.9%
Northeast	23.9	35.9
South	26.2	34.7
West	28.7	17.3
Canada	4.4	3.1
Ireland	—	2.1
Israel	4.1	—
United Kingdom	4.9	—
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2020 and 2019:

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,641	$2,242,355	$2,261,996
Second-lien senior secured debt investments	—	23,332	184,996	208,328
Unsecured debt investments	—	—	388,602	388,602
Equity	—	—	198,411	198,411
Total Investments at fair value	$—	$42,973	$3,014,364	$3,057,337

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$39,851	$1,342,405	$1,382,256
Second-lien senior secured debt investments	—	16,636	19,600	36,236
Equity	—	—	57,453	57,453
Total Investments at fair value	$—	$56,487	$1,419,458	$1,475,945

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2020 and 2019:

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	1,112,369	151,968	410,035	116,947	1,791,319
Payment-in-kind	5,875	—	11,430	—	17,305
Proceeds from investments, net	(231,792)	(4,492)	(48,750)	—	(285,034)
Net change in unrealized gain (loss)	7,610	1,107	12,148	24,011	44,876
Net realized gains (losses)	(58)	—	—	—	(58)
Net amortization of discount on investments	5,946	177	3,739	—	9,862
Transfers into (out of) Level 3(1)	—	16,636	—	—	16,636
Fair value, end of period	$2,242,355	$184,996	$388,602	$198,411	$3,014,364

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2020, transfers between Level 2 and 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$214,348	$19,550	$—	$—	$233,898
Purchases of investments, net	1,284,622	—	—	57,303	1,341,925
Payment-in-kind	—	—	—	—	—
Proceeds from investments, net	(154,652)	—	—	—	(154,652)
Net change in unrealized gain (loss)	(4,068)	15	—	150	(3,903)
Net realized gains (losses)	77	—	—	—	77
Net amortization of discount on investments	2,078	35	—	—	2,113
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,342,405	$19,600	$—	$57,453	$1,419,458

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2018(2)
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	214,533	19,600	—	—	234,133
Payment-in-kind	—	—	—	—	—
Proceeds from investments, net	(290)	—	—	—	(290)
Net change in unrealized gain (loss)	74	(61)	—	—	13
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	31	11	—	—	42
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$214,348	$19,550	$—	$—	$233,898

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018(1)
First-lien senior secured debt investments	$6,824	$(4,103)	$74
Second-lien senior secured debt investments	1,107	15	(61)
Unsecured debt investments	12,148	—	—
Equity investments	24,011	150	—
Total Investments	$44,090	$(3,938)	$13

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,884,470	Yield Analysis	Market Yield	5.0%-13.4% (8.4%)	Decrease
	357,885	Recent Transaction	Transaction Price	98.0%-99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$91,626	Yield Analysis	Market Yield	6.9%-12.0% (10.4%)	Decrease
	60,239	Recent Transaction	Transaction Price	97.0%-99.5% (98.3%)	Increase
Unsecured debt investments	$388,602	Yield Analysis	Market Yield	8.1%-17.6% (11.4%)	Decrease
Equity	$16,950	Yield Analysis	Market Yield	10.1% (10.1%)	Decrease
	50,000	Recent Transaction	Transaction Price	$5.10 - $5.67 ($5.66)	Increase
	131,461	Market Approach	Revenue Multiple	5.1x-24.3x (8.7x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $33,131, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,087,705	Yield Analysis	Market Yield	6.8%-11.7% (8.7%)	Decrease
	254,700	Recent Transaction	Transaction Price	98.7%-98.8% (98.7%)	Increase
Second-lien senior secured debt investments	$19,600	Yield Analysis	Market Yield	11.8% (11.8%)	Decrease
Equity	$15,385	Market Approach	EBITDA Multiple	21.5x (21.5x)	Increase
	42,068	Market Approach	Revenue Multiple	4.7x-18.8x (8.1x)	Increase

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

Debt Not Carried at Fair Value

Fair Value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$103,970	$103,970	$641,739	$641,739
Revolving Credit Facility	62,037	62,037	182,058	182,058
SPV Asset Facility I	286,309	286,309	—	—
June 2025 Notes	205,011	235,200	—	—
December 2025 Notes	391,931	418,000	—	—
June 2026 Notes	367,804	376,875	—	—
CLO 2020-1	197,056	197,056	—	—
Total Debt	$1,614,118	$1,679,447	$823,797	$823,797

________________

(1)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $1.9 million, $6.3 million, $3.7 million, $5.0 million, $8.1 million, $7.2 million and $2.9 million, respectively.

(2)	The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $4.0 million and $2.9 million, respectively.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Financial Instruments Not Carried at Fair Value

As of December 31, 2020 and 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 191% and 193% as of December 31, 2020 and 2019, respectively.

Debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)
Subscription Credit Facility	$900,000	$645,712	$103,399	$641,739
Revolving Credit Facility	305,000	185,000	120,000	182,058
Total Debt	$1,205,000	$830,712	$223,399	$823,797

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $4.0 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $2.9 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018(1)
Interest expense	$34,197	$19,478	$349
Amortization of debt issuance costs	4,372	2,202	102
Total Interest Expense	$38,569	$21,680	$451
Average interest rate	3.68%	3.76%	5.91%
Average daily borrowings	$914,266	$479,115	$36,163

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

The Subscription Credit Facility will mature upon the earliest of: (i) the date three (3) years from the Closing Date (the “Subscription Credit Facility Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s subscription agreements; (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s subscription agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility. At our option, the Subscription Credit Facility Stated Maturity Date may be extended by up to 364 days subject to satisfaction of customary conditions.

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

The maximum principal amount of the Revolving Credit Facility is $590 million (increased from $540 million on December 8, 2020; previously increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 3, 2024 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on September 3, 2025 (“Revolving Credit Facility Maturity Date”). During the period from the Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “SPV Asset Facility I Stated Maturity”).  Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between the Company and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Exchange Act, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The June 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

holders of the June 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the June 2025 Indenture.

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

 The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

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

June 2026 Notes

On December 17, 2020, we issued $375 million aggregate principal amount of 3.75% notes due 2026 (the “June 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

 The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between us and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

 The June 2026 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

 In addition, if a change of control repurchase event, as defined in the June 2026 Indenture, occurs prior to maturity, holders of the June 2026 Notes will have the right, at their option, to require us  to repurchase for cash some or all of the June 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2026  Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

CLO 2020-1

On December 16, 2020 (the “CLO 2020-1 Closing Date”), the Company completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the Company’s consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.

The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bear interest at three-month LIBOR plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes are scheduled to mature on January 15, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO 2020-1 Secured Notes.

Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S.$1,000 per share (the “CLO 2020-1 Preferred Shares”). The CLO 2020-1 Preferred Shares were issued by the CLO 2020-1 Issuer as part of its issued share capital and are not secured by the collateral securing the CLO 2020-1 Secured Notes. The Company purchased all of the CLO 2020-1 Preferred Shares. The Company acts as retention holder in connection with the CLO 2020-1 Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2020-1 Preferred Shares.

As part of the CLO 2020-1 Transaction, the Company entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans and recurring revenue loans from the Company to the CLO 2020-1 Issuer on the Closing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.

Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes may be used by the CLO 2020-1 Issuer to purchase additional middle market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans and recurring revenue loans.

The CLO 2020-1 Secured Notes are the secured obligation of the CLO 2020-1 Issuers, and the CLO 2020-1 Indenture includes customary covenants and events of default. The CLO 2020-1 Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO 2020-1 Issuer under a collateral management agreement dated as of the Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement, dated August 10, 2018, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO 2020-1 Issuers’ equity or notes owned by the Company.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2020 and 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	$6,040	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	14,158
Apptio, Inc.	First lien senior secured revolving loan	3,269	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	—
Certify, Inc.	First lien senior secured delayed draw term loan	—	3,422
Certify, Inc.	First lien senior secured revolving loan	1,711	1,939
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	4,545
ConnectWise, LLC	First lien senior secured revolving loan	10,428	13,904
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	21,739
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	—
Diligent Corporation	First lien senior secured revolving loan	1,523	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured revolving loan	4,110	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,957	12,159
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,844	684
Instructure, Inc.	First lien senior secured revolving loan	7,405	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,179
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	8,206
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	—	3,045

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Kaseya Inc.	First lien senior secured delayed draw term loan	2,800	—
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,050
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,309
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	6,642	3,946
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	6,818	—
Paysimple, Inc.	First lien senior secured delayed draw term loan	—	10,432
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
RxSense Holdings, LLC	First lien senior secured revolving loan	—	1,415
Total Unfunded Portfolio Company Commitments		$199,510	$167,865

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of December 31, 2020, the Company had $3.1 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2019, the Company had $2.5 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $68.5 million is from entities affiliated with or related to the Adviser ($48.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020, management was not aware of any pending or threatened litigation.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

During the year ended December 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2

On March 3, 2021, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 16,644,475 shares of the company's common stock, par value $0.01 per share, expected to close on or about March 16, 2021 for an aggregate offering price of $250.0 million.

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

On February 23, 2021, the Board declared a distribution of 90% of estimated fourth quarter taxable income for shareholders of record on March 31, 2021, payable on or before May 14, 2021.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended  December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2020	2019	2018(1)
Increase (decrease) in net assets resulting from operations	$122,117	$30,736	$(3,166)
Weighted average shares of common stock outstanding—basic and diluted	85,371,169	36,696,078	9,344,401
Earnings (loss) per common share-basic and diluted	$1.43	$0.84	$(0.34)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

The following reconciles the increase in net assets resulting from operations for the fiscal periods ended December 31, 2020, 2019 and 2018 to undistributed taxable income at December 31, 2020, 2019 and 2018 respectively:

	For the Years Ended December 31,
($ in millions)	2020(2)	2019	2018(1)
Increase (decrease) in net assets resulting from operations	$122.1	$30.7	$(3.2)
Adjustments:
Net unrealized gain (loss)	(43.1)	2.0	1.1
Deferred organization costs	—	—	0.4
Excise tax	0.4	0.1	—
Other book-tax differences	3.7	0.9	0.2
Net operating losses	—	—	1.5
Taxable Income	$83.1	$33.7	$-

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.
(2)	Tax information for the fiscal year ended December 31, 2020 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2020

Total distributions declared during the year ended December 31, 2020 of $76.8 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2020, the Company had $7.8 million of undistributed ordinary income, $1.9 million of undistributed capital gains, as well as $38.8 million of net unrealized gains on investments and assets and liabilities in foreign currencies and ($2.6) million of other temporary differences. For the year ended December 31, 2020, 84.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non- U.S. shareholders.

During the year ended December 31, 2020, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.1 million of non-deductible offering costs and $0.4 million of U.S. federal excise taxes.

As of December 31, 2020, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $41.0 million based on a tax cost basis of $3.0 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $12.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $53.8 million.

For the period ended December 31, 2019

Total distributions declared during the year ended December 31, 2019 of $30.3 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2019, the Company had $3.4 million of undistributed ordinary income, as well as ($3.1) million of net unrealized losses on investments and ($0.3) million of other temporary differences. For the year ended December 31, 2019, 91.6% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2020	2019	2018(5)
Per share data:
Net asset value, beginning of period	$14.70	$14.53	$—
Net investment income (loss)(1)	0.92	0.85	(0.23)
Net realized and unrealized gain (loss)	0.10	(0.03)	(0.11)
Total from operations	1.02	0.82	(0.34)
Issuance of common stock	—	—	14.87
Distributions declared from net investment income(2)	(0.84)	(0.65)	—
Total increase (decrease) in net assets	0.18	0.17	14.53
Net asset value, end of period	$14.88	$14.70	$14.53
Shares outstanding, end of period	100,586,224	52,852,122	19,739,051
Total Return(3)	7.2%	5.8%	(3.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	7.8%	9.3%	7.7%
Ratio of net investment income to average net assets(4)	6.5%	5.5%	(3.2)%
Net assets, end of period	$1,496,879	$777,172	$286,710
Weighted-average shares outstanding	85,371,169	36,696,078	9,344,401
Total capital commitments, end of period	$3,126,885	$2,519,921	$1,813,178
Ratio of total contributed capital to total committed capital, end of period	45.7%	30.7%	16.0%
Portfolio turnover rate	10.8%	18.4%	0.0%
Year of formation	2018	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
(3)

Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

(4)	The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(5)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,727	$40,531	$45,479	$52,468
Net expenses	$18,912	$18,715	$24,378	$32,388
Net investment income (loss)	$15,815	$21,816	$21,101	$20,080
Net realized and unrealized gains (losses) on investments	$(56,028)	$44,316	$31,646	$23,371
Increase (decrease) in net assets resulting from operations	$(40,213)	$66,132	$52,747	$43,451
Net asset value per share as of the end of the quarter	$13.76	$14.34	$14.66	$14.88
Earnings (loss) per share - basic and diluted	$(0.70)	$0.78	$0.53	$0.44

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$9,123	$17,098	$27,175	$30,316
Net expenses	$8,083	$10,889	$15,765	$17,902
Net investment income (loss)	$1,040	$6,209	$11,410	$12,414
Net realized and unrealized gains (losses) on investments	$2,873	$475	$(3,792)	$107
Increase (decrease) in net assets resulting from operations	$3,913	$6,684	$7,618	$12,521
Net asset value per share as of the end of the quarter	$14.70	$14.74	$14.66	$14.70
Earnings (loss) per share - basic and diluted	$0.19	$0.19	$0.18	$0.26

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2018(1)	June 30, 2018(1)	September 30, 2018(1)	December 31, 2018(1)
Investment income	$—	$—	$200	$2,405
Net expenses	$—	$—	$1,054	$3,665
Net investment income (loss)	$—	$—	$(854)	$(1,260)
Net realized and unrealized gains (losses) on investments	$—	$—	$(2)	$(1,050)
Increase (decrease) in net assets resulting from operations	$—	$—	$(856)	$(2,310)
Net asset value per share as of the end of the quarter	$—	$—	$14.68	$14.53
Earnings (loss) per share - basic and diluted	$—	$—	$(0.35)	$(0.17)

________________

(1)	Reflects the period from July 12, 2018 (inception) through December 31, 2018.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of eight members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2022 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2021 annual meeting of shareholders.

Messrs. D'Alelio, Packer and Kirshenbaum serve as Class I directors (with terms expiring in 2022). Messrs. Finn and Kaye serve as Class II directors (with terms expiring in 2023). Messrs. Ostrover and Temple and Ms. Weiler serve as Class III directors (with terms expiring in 2021).

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 60	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class II Director since 2018; Term expires in 2023	5

Owl Rock Capital Corporation (“ORCC”)

Owl Rock Capital Corporation II (“ORCC II”)

Owl Rock Capital Corporation III (“ORCC III”)

Owl Rock Core Income Corp. ("ORCIC")

The Scotts Miracle Gro Company

Rotor Acquisition Corp.

Eric Kaye, 57	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2018; Term expires in 2023	5	ORCC ORCC II ORCC III ORCIC
Christopher M. Temple, 53	Director	President of DelTex Capital LLC	Class III Director since 2018; Term expires in 2021	5	ORCC ORCC II ORCC III ORCIC Plains All American Pipeline Company
Melissa Weiler, 56	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2021	5	ORCC ORCC II ORCC III ORCIC
Edward D'Alelio, 68	Chairman of the Board, Director	Retired	Class I Director since 2018; Term expires in 2022	5	ORCC ORCC II ORCC III ORCIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Directors(4)
Douglas I. Ostrover, 58	Director	Co Founder and Chief Executive Officer of Owl Rock Capital Partners Co-Chief Investment Officer of the Adviser, ORCA, ORDA and ORPFA (the "Owl Rock Advisers") Co-Founder GSO Capital Partners	Class III Director since 2018; Term expires in 2021	5	ORCC ORCC II ORCC III ORCIC Jaws Acquisition Corp.
Craig W. Packer, 54	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners Co-Chief Investment Officer of each of the Owl Rock Advisers, President and Chief Executive Officer of the Company, ORCC, ORCC II, ORCC III, ORCIC (the "Owl Rock BDCs") Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2018; Term expires in 2022	5	ORCC ORCC II ORCC III ORCIC

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Alan Kirshenbaum, 49	Chief Operating Officer, Chief Financial Officer, Treasurer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, each of the Owl Rock Advisers, the Company and ORCC; Chief Operating Officer of ORCC II and ORCC III Chief Financial Officer of Sixth Street Specialty Lending, Inc.	Class I Director since 2018; Term expires in 2022	5	ORCC ORCC II ORCC III ORCIC

(1)	The address for each director is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)	The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)

"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Ostrover, Packer, and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co‑President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, and Investment Partner of Nyca Partners, a financial technology venture capital firm, a director of Sarcos Robotics and is CEO and a director of Rotor Acquisition Corp., a publicly traded 'blank check' company. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation and chair of the UMass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009 Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund. & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of the Company, ORCC, ORCC II, ORCC III and ORCIC in 2021.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of the Owl Rock Advisers, and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Ostrover has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of the Company since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs and ORCC III and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of the Company since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, the Company and ORCC, and the Chief Operating Officer of ORCC II and ORCC III. In addition, Mr. Kirshenbaum has served on the boards of directors of ORCC and ORCC II since October 2015, on the board of directors of the Company since July 2018 and on the boards of directors of ORCC III and ORCIC since January 2020 and April 2020, respectively. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from 2011 through 2015, including during its initial public offering in March 2014. From August 2011 through October 2015, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined

Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met twelve times during 2020 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director) except for Messrs. Finn, Temple and Packer who did not attend one meeting of the Board, and Mr. Ostrover who did not attend four meetings of the Board.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our then-current directors attended the 2020 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of eight members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D’Alelio	Edward D’Alelio
Brian Finn	Brian Finn
Eric Kaye	Eric Kaye
Christopher M. Temple Melissa Weiler	Christopher M. Temple Melissa Weiler

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

The Audit Committee had nine formal meetings in 2020. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020, except for Mr. Finn who did not attend one meeting of the Audit Committee.

Our Board has determined that Christopher M. Temple and Brian Finn qualify as “audit committee financial experts” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

The Nominating and Corporate Governance Committee had three formal meeting in 2020. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to such persons were timely filed.

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

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	48	Chief Compliance Officer	2018
Bryan Cole	36	Chief Accounting Officer	2018
Alexis Maged	55	Vice President	2018
Neena Reddy	42	Vice President	2019

The address for each of our executive officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance

Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Accounting Officer of each of the Owl Rock BDCs, Chief Financial Officer of each of ORCC II, ORCC III and ORCIC, and as Treasurer for ORCC III and ORCIC. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director of Owl Rock Capital Partners LP, General Counsel and Chief Legal Officer of each of the Owl Rock Advisors and also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock in June 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

Portfolio Managers

The management of the Company’s investment portfolio is the responsibility of the Adviser’s Investment Committee. The Company considers these individuals to be its portfolio managers. The members of the Investment Committee function as portfolio manager with the most significant responsibility for the day-to-day management of our portfolio.  Each member of the Investment Committee is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. The Investment Committee meets regularly to consider the Company’s investments, direct its strategic initiatives and supervise the actions taken by the Adviser on its behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided.

The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Investment Committee. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis.

None of the Adviser’s investment professionals receive any direct compensation from the Company in connection with the management of the Company’s portfolio. Certain members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The members of the Investment Team perform a similar role for Owl Rock Capital Corporation, which is traded on the New York Stock Exchange under the symbol “ORCC,” Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and Owl Rock Core Income Corp., from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests” for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette and Pravin Vazirani. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973

In addition to managing our investments, as of December 31, 2020, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$11,304.4
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,199.7
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$515.8
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$22.6

As of December 31, 2020, our portfolio managers also managed 5 private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $2.5 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee, who are not directors or executive officers of the Company is as follows:

Marc S. Lipschultz

Mr. Lipschultz is a co-founder and the President of Owl Rock Capital Partners and Co-Chief Investment Officer of each of the Owl Rock Advisers. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker

Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a trustee or board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and as the President of the board of directors of the 92nd Street Y.

Erik Bissonnette

Mr. Bissonnette is a Managing Director of Owl Rock Capital Partners and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Pravin Vazirani

Mr. Vazirani is a Managing Director of Owl Rock Capital Partners and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO:  CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems).  Mr. Vazirani’s current investments and board seats include BlueVine, Pillpack, Poshmark, Signifyd, and Stance. Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani holds BS and MS degrees in electrical engineering from MIT, and an MBA from the Harvard University Graduate School of Business.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 4, 2021 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this annual report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	over $100,000	over $100,000
Pravin Vazirani	over $100,000	over $100,000

________________

(1)	Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)

The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2020 times the number of shares beneficially owned.

(3)

The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (a) the product obtained by multiplying the current net public offering price of Owl Rock Capital Corporation II, times the number of shares of Owl Rock Capital Corporation II beneficially owned, (b) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock on the New York Stock Exchange on March 4, 2021 by the number of shares of Owl Rock Capital Corporation beneficially owned, (c) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation III as of December 31, 2020 by the number of shares of Owl Rock Capital Corporation III beneficially owned, (d) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp. by the number of shares of Owl Rock Core Income Corp. beneficially owned and (e) the total dollar range of equity securities in the Company beneficially owned by the member of the Investment Committee.

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

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Brian Finn. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2020:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$226,500	$226,500	$963,540
Christopher M. Temple	$214,000	$214,000	$917,224
Eric Kaye	$206,500	$206,500	$895,907
Brian Finn	$198,000	$198,000	$843,249

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 4, 2021 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 100,960,457 shares of our common stock outstanding as of March 4, 2021. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned		Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	14,567,517		14%
Interested Directors
Douglas I. Ostrover(2)	2,203,111		2%
Craig W. Packer(2)	2,203,111		2%
Alan Kirshenbaum(2)	2,203,111		2%
Independent Directors
Brian Finn	—		0%
Edward D'Alelio	17,803		*
Eric Kaye	—		0%
Christopher M. Temple	—		0%
Melissa Weiler	—		0%
Executive Officers			0%
Karen Hager	—		0%
Bryan Cole	—		0%
Alexis Maged	—		0%
Neena Reddy	—		0%
All officers and directors as a group (12 persons)(3)	2,220,914	(4)	2%

*	Less than 1%.
(1)

Includes 7,283,758 shares held by The Regents of the University of California, as Trustee for the University of California Retirement Plan and 7,283,759 shares held by The Regents of the University of California. The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.

(2)	Shares are held by Owl Rock FIC Tech BDC LLC. Messrs. Ostrover, Packer and Kirshenbaum disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therein.
(3)	The address for each of the directors and officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.
(4)	Includes a total of 2,203,111 shares held by Owl Rock FIC Tech BDC LLC.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 4, 2021 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)		Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	over $100,000	(4)	over $100,000
Craig W. Packer	over $100,000	(4)	over $100,000
Alan Kirshenbaum	over $100,000	(4)	over $100,000
Independent Directors
Brian Finn	—		over $100,000
Edward D'Alelio	over $100,000		over $100,000
Eric Kaye	—		over $100,000
Christopher M. Temple	—		over $100,000
Melissa Weiler	—		over $100,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2020, times the number of shares of the Company's common stock beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (a) the product obtained by multiplying the current net offering price of Owl Rock Capital Corporation II by the number of shares of Owl Rock Capital Corporation II beneficially owned, (b) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock on the New York Stock Exchange on March 4, 2021 by the number of shares of Owl Rock Capital Corporation beneficially owned, (c) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation III as of December 31, 2020 by the number of shares of Owl Rock Capital Corporation III beneficially owned, (d) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp. by the number of shares of Owl Rock Core Income Corp. beneficially owned and (e) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Technology Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Owl Rock Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.

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

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including the Owl Rock Clients; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Owl Rock Clients. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

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

Exemptive Relief

We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the other Owl Rock BDCs and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. PricewaterhouseCoopers LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020, 2019 and 2018. The Company knows of no direct financial or material indirect financial interest of PricewaterhouseCoopers LLP in the Company. A representative of PricewaterhouseCoopers LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed for the fiscal years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Audit Fees	$780,000	$700,000
Audit-Related Fees(1)	42,500	—
Tax Fees	82,500	52,500
All Other Fees(2)	208,000	—
Total Fees	$1,113,000	$752,500

(1)	“Audit‑Related Fees” are those fees billed to the Company by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by PricewaterhouseCoopers LLP in connection with permitted non‑audit services.

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

4.3

Indenture, dated as of June 12, 2020 by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 12, 2020).

4.4

First Supplemental Indenture, dated as of June 12, 2020, relating to the 6.75% notes due 2025, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee, including the form of global notes attached thereto (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on June 12, 2020).

4.5

Second Supplemental Indenture, dated as of September 23, 2020, relating to the 4.75% notes due 2025, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee, including the form of global notes attached thereto (incorporated by reference to Exhibit 4.2 to the Company`s current report on Form 8-K filed on September 23, 2020).

4.6

Third Supplemental Indenture, dated as of December 17, 2020, relating to the 3.75% notes due 2026, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee, including the form of global notes attached thereto (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed December 17, 2020).

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

10.9

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of December 19, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender(incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K filed February 26, 2020).

10.10

Credit Agreement dated as of August 11, 2020, among OR Tech Financing I LLC, as Borrower, the Lenders referred to therein, Alter Domus (US) LLC, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC, as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed August 11, 2020).

10.11

Sale and Contribution Agreement dated as of August 11, 2020, between Owl Rock Technology Finance Corp., as Seller and OR Tech Financing I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed August 11, 2020).

10.12

First Amendment to Senior Secured Revolving Credit Agreement dated as of September 3, 2020, between Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, Truist Bank (as successor by merger to SunTrust Bank) as Administrative Agent and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed November 12, 2020).

10.13

Indenture and Security Agreement dated as of December 16, 2020, by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee.*

10.14	Collateral Management Agreement, dated as of December 16, 2020, between Owl Rock Technology Financing 2020-1 an Owl Rock Technology Advisors LLC.*

Exhibit Number	Description of Exhibits
10.15	Loan Sale Agreement dated as of December 16, 2020 between Owl Rock Technology Finance Corp., as Seller and Owl Rock Technology Financing 2020-1, as Purchaser.*

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

**Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: March 4, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2021.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn

/s/ Melissa Weiler	Director
Melissa Weiler