Form 10-Q
period 2021-03-31
Owl Rock Technology Finance Corp.
filed 2021-05-11
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2021

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

As of May 11, 2021, the registrant had 117,016,427 shares of common stock, $0.01 par value per share, outstanding.

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

•

the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,036,741 and $2,915,096, respectively)	$3,121,799	$2,957,337
Non-controlled, affiliated investments (amortized cost of $100,005 and $100,002, respectively)	100,000	100,000
Total investments at fair value (amortized cost of $3,136,746 and $3,015,098, respectively)	3,221,799	3,057,337
Cash	281,750	82,236
Interest receivable	18,776	17,304
Dividend income receivable	671	375
Prepaid expenses and other assets	830	611
Total Assets	$3,523,826	$3,157,863
Liabilities
Debt (net of unamortized debt issuance costs of $34,272 and $35,079, respectively)	$1,658,462	$1,614,118
Management fee payable	10,557	9,335
Distribution payable	28,192	21,107
Incentive fee payable	11,777	6,682
Payables to affiliates	875	2,271
Accrued expenses and other liabilities	21,446	7,471
Total Liabilities	$1,731,309	$1,660,984
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 117,016,427 and 100,586,224 shares issued and outstanding, respectively	$1,170	$1,006
Additional paid-in-capital	1,705,339	1,449,943
Total distributable earnings (losses)	86,008	45,930
Total Net Assets	$1,792,517	$1,496,879
Total Liabilities and Net Assets	$3,523,826	$3,157,863
Net Asset Value Per Share	$15.32	$14.88

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$58,136	$32,447
Payment-in-kind interest income	7,564	1,034
Other income	491	1,246
Total investment income from non-controlled, non-affiliated investments	66,191	34,727
Investment income from non-controlled, affiliated investments:
Dividend income	296	—
Total investment income from non-controlled, affiliated investments	296	—
Total Investment Income	66,487	34,727
Expenses
Interest expense	$19,957	$7,634
Management fees	10,557	7,410
Incentive fees	7,585	1,757
Professional fees	1,600	1,085
Directors' fees	235	223
Other general and administrative	644	616
Total Expenses	40,578	18,725
Net Investment Income (Loss) Before Taxes	25,909	16,002
Excise tax expense	491	187
Net Investment Income (Loss) After Taxes	25,418	15,815
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$42,784	$(55,990)
Non-controlled, affiliated investments	(3)	—
Translation of assets and liabilities in foreign currencies	(957)	(10)
Total Net Change in Unrealized Gain (Loss)	41,824	(56,000)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$74	$(27)
Foreign currency transactions	954	(1)
Total Net Realized Gain (Loss)	1,028	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	$68,270	$(40,213)
Earnings (Loss) Per Share - Basic and Diluted	$0.66	$(0.70)
Weighted Average Shares Outstanding - Basic and Diluted	103,698,424	57,611,746

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Portfolio company debt investments
Buildings and real estate
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.0% (incl. 1.25% PIK)	11/28/2024	$37,302	$36,974	$35,624	2.0%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,032	2,847	0.2%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,809	7,380	7,457	0.4%
				48,163	47,386	45,928	2.6%
Business services
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,852	59,752	3.3%
Apptio, Inc.(4)(8)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,267	1,300	0.1%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	57,039	56,565	56,896	3.2%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	570	553	565	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,912	25,063	1.4%
ConnectWise, LLC(4)(7)(13)	First lien senior secured loan	L + 5.25%	2/28/2025	126,368	125,256	126,368	7.0%
ConnectWise, LLC(4)(5)(13)(15)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	869	755	869	-%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.25%	8/4/2025	22,765	22,309	22,424	1.3%
Diligent Corporation(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	-	(99)	(69)	-%
Diligent Corporation(4)(7)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(33)	(23)	-%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 7.00%	7/7/2025	32,940	32,565	32,940	1.8%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/24/2024	40,600	40,229	40,194	2.2%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	1,952	1,912	1,925	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	1,264	1,239	1,235	0.1%
Kaseya Traverse Inc.(4)(7)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	36,608	36,118	36,517	2.0%
Kaseya Traverse Inc.(4)(7)(15)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	1,201	1,167	1,194	0.1%
Kaseya Traverse Inc.(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	1,120	1,085	1,117	0.1%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,621	44,020	43,505	2.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Paysimple, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2025	14,521	14,289	14,158	0.8%
				468,647	462,961	465,930	25.9%
Data and information services
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,428	7,463	0.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,905	20,000	1.1%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	79,537	78,327	78,940	4.4%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(128)	(62)	-%
Granicus, Inc.(4)(8)(13)	First lien senior secured loan	L + 6.50%	1/29/2027	23,348	22,796	22,822	1.3%
Granicus, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	-	(106)	(98)	-%
Granicus, Inc.(4)(7)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	-	(61)	(59)	-%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.75%	4/16/2026	125,000	121,721	125,000	7.0%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(630)	-	-%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	10/30/2028	21,000	20,396	20,528	1.1%
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.85%	5/29/2026	153,747	151,961	153,364	8.6%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(76)	(21)	-%
Maverick Bidco Inc.(4)(7)	First lien senior secured loan	L + 6.25%	4/28/2023	29,427	28,691	28,985	1.6%
Maverick Bidco Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	11/6/2021	-	(80)	(17)	-%
				459,559	450,144	456,845	25.5%
eCommerce and digital marketplaces
Walker Edison Furniture Company LLC(4)(7)(13)	First lien senior secured loan	L + 5.75%	3/31/2027	50,000	49,250	49,250	2.7%
				50,000	49,250	49,250	2.7%
Education
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,626	57,623	58,039	3.2%
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	11/30/2026	14,042	13,611	13,901	0.8%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	-	(109)	(69)	-%
Instructure, Inc. (4)(7)(13)	First lien senior secured loan	L + 7.00%	3/24/2026	106,217	104,684	106,217	5.9%
Instructure, Inc. (4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(77)	-	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	102,795	102,074	102,538	5.7%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)(15)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	3,272	3,219	3,247	0.2%
				284,952	281,025	283,873	15.8%
Financial services
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	12/3/2027	106,994	105,447	106,459	5.9%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(179)	(64)	-%
Hg Genesis 8 Sumoco Limited(4)(12)(13)(22)	Unsecured Facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	71,593	68,400	71,772	4.0%
Hg Saturn Luchaco Limited(4)(12)(13)(22)	Unsecured Facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	124,173	123,290	122,621	6.8%
Robinhood Markets, Inc.(18)(22)	Convertible Note	6.00% PIK	N/A	62,500	62,536	62,500	3.5%
Smarsh Inc.(4)(7)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,348	31,551	1.8%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,865	8,763	8,688	0.5%
				406,075	399,605	403,527	22.5%
Food and beverage
Toast, Inc.(18)	Convertible Note	8.50% (incl. 4.25% PIK)	6/15/2027	153,382	153,069	183,292	10.2%
				153,382	153,069	183,292	10.2%
Healthcare technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,694	19,402	19,710	1.1%
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	396	370	394	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,697	19,750	1.1%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	First lien senior secured loan	L + 5.00%	4/19/2025	10,000	9,779	9,850	0.5%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/19/2026	20,000	19,534	19,700	1.1%
Definitive Healthcare Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	7/16/2026	98,622	97,853	98,129	5.5%
Definitive Healthcare Holdings, LLC(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	3,893	3,762	3,874	0.2%
Definitive Healthcare Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(36)	(27)	-%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	2/20/2026	121,017	119,671	119,805	6.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(13)(15)(16)(17)(22)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	-	(100)	(82)	-%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,501	1,424	1,426	0.1%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,811	93,873	92,204	5.1%
Interoperability Bidco, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(9)	(163)	-%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(40)	(138)	-%
				389,934	385,180	384,432	21.4%
Human resource support services
The Ultimate Software Group, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	5/3/2027	2,500	2,478	2,550	0.1%
				2,500	2,478	2,550	0.1%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,580	11,023	0.6%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,560	54,825	55,005	3.1%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(41)	(37)	-%
				66,393	65,364	65,991	3.7%
Internet and digital media
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,246	109,357	109,970	6.1%
Acquia Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	943	853	914	0.1%
				111,189	110,210	110,884	6.2%
Leisure and entertainment
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	68,712	68,237	63,902	3.6%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(46)	(500)	-%
				68,712	68,191	63,402	3.6%
Manufacturing
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,897	62,188	3.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(72)	(38)	-%
				62,500	61,825	62,150	3.5%
Oil and gas
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	46,621	46,194	45,455	2.5%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(39)	(115)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,456	52,875	53,188	3.0%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(32)	(19)	-%
				100,077	98,998	98,509	5.5%
Professional services
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 4.75%	12/12/2024	45,615	45,253	45,615	2.5%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	-	(23)	-	-%
				45,615	45,230	45,615	2.5%
Technology infrastructure
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,415	132,000	7.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 6.00%	3/2/2028	41,125	40,110	40,097	2.2%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	-	(108)	(109)	-%
				174,458	171,417	171,988	9.6%
Total portfolio company debt investments				$2,892,156	$2,852,333	$2,894,166	161.3%
Portfolio company equity investments
Aerospace and defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock			7,404	$3,110	$3,110	0.2%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock			5,052	2,122	2,122	0.1%
				12,456	5,232	5,232	0.3%
Business services
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock			2,934,961	15,000	29,350	1.6%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock			821,806	6,917	8,218	0.5%
Circle Internet Services, Inc.(18)(24)	Warrants			244,580	-	1,382	0.1%
SLA Eclipse Co-Invest, L.P.(18)(20)(24)	Series B Preferred Stock			1,641,929	15,153	17,437	1.0%
				5,643,276	37,070	56,387	3.2%
eCommerce and digital marketplaces
Kajabi Holdings, LLC(18)(24)	Senior Preferred Class D Units			4,126,175	50,000	50,000	2.8%
Poshmark, Inc.(18)(23)(24)	Common Stock			1,704,089	57,090	66,433	3.7%
				5,830,264	107,090	116,433	6.5%
Financial services
Blend Labs, Inc.(13)(18)(24)	Series G Preferred Stock			650,861	3,000	3,000	0.2%
eShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock			186,904	2,008	7,504	0.4%
Remitly Global, Inc (18)(24)	Series E Preferred Stock			1,678,810	10,008	15,244	0.9%
Remitly Global, Inc (18)(24)	Series F Preferred Stock			1,093,421	10,000	10,995	0.6%
				3,609,996	25,016	36,743	2.1%
Technology infrastructure
Algolia, Inc.(18)(24)	Series C Preferred Stock			970,281	10,000	12,838	0.7%
SalesLoft, Inc.(13)(18)(21)(24)	Series E Preferred Stock			8,660,919	49,075	49,073	2.7%
SalesLoft, Inc.(13)(18)(21)(24)	Common Stock			181,776	927	927	0.1%
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock	10.00% PIK		12,000,769	50,003	50,000	2.8%
				21,813,745	110,005	112,838	6.3%
Total portfolio company equity investments					$284,413	$327,633	18.4%
Total Investments					$3,136,746	$3,221,799	179.7%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments and are income producing.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

As of March 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $83.5 million based on a tax cost basis of $3.1 billion. As of March 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $10.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $94.0 million.

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2021 was 0.13%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2021 was 0.28%.
(10)	The interest rate on these loans is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2021 was 0.55%.
(11)	The interest rate on these loans is subject to Prime, which as of March 31, 2021 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2021 was 0.11%.
(13)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

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
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $573.4 million or 32.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Blend Labs, Inc.	Series G Preferred Stock	February 24, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Warrants	May 20, 2019
eShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
Remitly Global, Inc.	Series F Preferred Stock	August 3, 2020
Robinhood Markets, Inc.	Convertible Note	February 1, 2021
SalesLoft, Inc.	Common Stock	December 24, 2020
SalesLoft, Inc.	Series E Preferred Stock	December 24, 2020
Space Exploration Technologies Corp.	Class A Common Stock	March 23, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 23, 2021
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Toast, Inc.	Convertible Note	June 19, 2020
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020

(19)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and CLO 2020-1.  See Note 6 “Debt”.

(20)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.
(21)

Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Transactions during the three months ended March 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:
Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2021	Other Income	Interest Income
UserZoom Technologies, Inc.	$50,000	$1	$—	$(1)	$—	$—	$50,000	$296	$—
SalesLoft, Inc.	50,000	2	—	(2)	—	—	50,000	—	—
Total	$100,000	$3	$—	$(3)	$—	$—	$100,000	$296	$—

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

(22)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2021, non-qualifying assets represented 16.2% of total assets as calculated in accordance with the regulatory requirements.

(23)	Includes 1,400,560 common shares considered Level 2 and 303,529 common shares considered Level 3.
(24)	Non-income producing investment.

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
(13)

Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company relies on from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

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
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $517.6 million or 34.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$25,418	$15,815
Net change in unrealized gain (loss)	41,824	(56,000)
Realized gain (loss)	1,028	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	68,270	(40,213)
Distributions
Distributions declared from earnings	(28,192)	(14,431)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(28,192)	(14,431)
Capital Share Transactions
Issuance of common shares	249,991	211,386
Reinvestment of distributions	5,569	3,345
Net Increase in Net Assets Resulting from Capital Share Transactions	255,560	214,731
Total Increase in Net Assets	295,638	160,087
Net Assets, at beginning of period	1,496,879	777,172
Net Assets, at end of period	$1,792,517	$937,259

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$68,270	$(40,213)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(438,888)	(480,898)
Proceeds from investments, net	333,019	71,085
Net amortization of discount on investments	(8,213)	(1,457)
Net change in unrealized (gain) loss on investments	(42,781)	55,990
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	947	10
Net realized (gain) loss on investments	(74)	27
Net realized (gain) loss on foreign currency transactions relating to investments	(1)	—
Paid-in-kind interest	(7,490)	(889)
Amortization of debt issuance costs	2,015	769
Amortization of offering costs	62	64
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,311)	(2,584)
(Increase) decrease in dividend income receivable	(296)	—
(Increase) decrease in paid-in-kind interest receivable	(161)	—
(Increase) decrease in prepaid expenses and other assets	(276)	(109)
Increase (decrease) in management fee payable	1,222	599
Increase (decrease) in incentive fee payable	5,095	378
Increase (decrease) in payables to affiliates	(1,396)	(451)
Increase (decrease) in payable for investments purchased	—	39,485
Increase (decrease) in accrued expenses and other liabilities	13,975	245
Net cash used in operating activities	(76,282)	(357,949)
Cash Flows from Financing Activities
Borrowings on debt	360,635	456,500
Payments on debt	(318,000)	(310,000)
Debt issuance costs	(1,208)	(50)
Proceeds from issuance of common shares	249,965	209,783
Offering costs paid	(58)	(27)
Distributions paid	(15,538)	(8,431)
Net cash provided by financing activities	275,796	347,775
Net increase (decrease) in cash	199,514	(10,174)
Cash, beginning of period	82,236	142,363
Cash, end of period	$281,750	$132,189

Supplemental and Non-Cash Information
Interest expense paid	$3,690	$6,562
Distribution payable	$28,192	$14,431
Reinvestment of distributions during the period	$5,569	$3,345
Subscription receivable	$26	$1,603

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below, the Administration Agreement, and subject to consummation of the Transaction, the amended and restated administration agreement, will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses of approximately $0.4 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of March 31, 2021 and December 31, 2020, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.9 million and $2.3 million, respectively.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will be deemed a change in control of the Adviser, which will result in the assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement.

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

For the three months ended March 31, 2021 and 2020, management fees were $10.6 million and $7.4 million, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company incurred incentive fees based on net investment income of $3.3 million and $1.8 million, respectively.

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

For the three months ended March 31, 2021, the Company incurred performance based incentive fees based on capital gains of $4.3 million. The Company did not incur performance based incentive fees based on capital gains for the three months ended March 31, 2020.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORCA, ORPFA, ORDA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., which are BDCs advised by ORCA, Owl Rock Capital Corporation III, a BDC advised by ORDA, and/or other funds managed by the Adviser or its affiliates, (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,312,455	$2,320,027	$2,258,128	$2,261,996
Second-lien senior secured debt investments	132,583	133,954	206,266	208,328
Unsecured debt investments	407,295	440,185	376,454	388,602
Equity investments	284,413	327,633	174,250	198,411
Total Investments	$3,136,746	$3,221,799	$3,015,098	$3,057,337

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Aerospace and defense	0.2%	—%
Buildings and real estate	1.4	1.5
Business services	16.3	18.4
Data and information services	14.2	15.2
eCommerce and digital marketplaces	5.1	1.9
Education	8.8	9.5
Financial services	13.7	7.9
Food and beverage	5.7	8.7
Healthcare technology	11.9	12.5
Human resource support services	0.1	0.1
Insurance	2.0	2.6
Internet and digital media	3.4	3.6
Leisure and entertainment	2.0	2.9
Manufacturing	1.9	2.0
Oil and gas	3.1	3.2
Professional services	1.4	1.5
Technology Infrastructure	8.8	8.5
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
United States:
Midwest	7.7%	7.8%
Northeast	23.6	23.9
South	24.0	26.2
West	28.7	28.7
Canada	5.2	4.4
Guernsey	6.0	-
Israel	3.9	4.1
United Kingdom	0.9	4.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,710	$2,300,317	$2,320,027
Second-lien senior secured debt investments	—	11,023	122,931	133,954
Unsecured debt investments	—	—	440,185	440,185
Equity	—	55,157	272,476	327,633
Total Investments at fair value	$—	$85,890	$3,135,909	$3,221,799

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,641	$2,242,355	$2,261,996
Second-lien senior secured debt investments	—	23,332	184,996	208,328
Unsecured debt investments	—	—	388,602	388,602
Equity	—	—	198,411	198,411
Total Investments at fair value	$—	$42,973	$3,014,364	$3,057,337

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$2,242,355	$184,996	$388,602	$198,411	$3,014,364
Purchases of investments, net	184,243	—	185,835	58,235	428,313
Payment-in-kind	2,505	—	4,985	—	7,490
Proceeds from investments, net	(136,425)	(63,279)	(110,389)	—	(310,093)
Net change in unrealized gain (loss)	3,648	(268)	21,589	15,830	40,799
Net realized gains (losses)	75	—	—	—	75
Net amortization of discount on investments	3,916	1,482	2,063	—	7,461
Transfers into (out of) Level 3(1)	—	—	(52,500)	—	(52,500)
Fair value, end of period	$2,300,317	$122,931	$440,185	$272,476	$3,135,909

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	286,541	69,747	98,706	6,917	461,911
Payment-in-kind	556	—	333	—	889
Proceeds from investments, net	(71,085)	—	—	—	(71,085)
Net change in unrealized gain (loss)	(60,589)	(4,224)	2,275	6,515	(56,023)
Net realized gains (losses)	(27)	—	—	—	(27)
Net amortization of discount on investments	1,414	16	23	—	1,453
Transfers into (out of) Level 3(1)	39,851	16,636	—	—	56,487
Fair value, end of period	$1,539,066	$101,775	$101,337	$70,885	$1,813,063
________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020
First-lien senior secured debt investments	$8,494	$(60,818)
Second-lien senior secured debt investments	385	(4,224)
Unsecured debt investments	23,784	2,275
Equity investments	15,830	6,515
Total Investments	$48,493	$(56,252)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,188,414	Yield Analysis	Market Yield	5.2%-13.2% (8.3%)	Decrease
	111,903	Recent Transaction	Transaction Price	97.5%-98.5% (98.0%)	Increase
Second-lien senior secured debt investments(1)	$89,991	Yield Analysis	Market Yield	6.8%-11.3% (10.0%)	Decrease
Unsecured debt investments	$255,064	Yield Analysis	Market Yield	6.5%-10.2% (9.2%)	Decrease
	185,121	Recent Transaction	Transaction Price	98.8%-100.0% (99.2%)	Increase
Equity	$178,027	Market Approach	Revenue Multiple	6.0x-10.1x (8.6x)	Increase
	11,276	Market Approach	Discount for Lack of Marketability	$37.15 ($37.15)	Decrease
	7,504	Market Approach	Transaction Price	$40.15 ($40.15)	Increase
	58,232	Recent Transaction	Transaction Price	$4.61-$419.99 ($48.38)	Increase
	17,437	Yield Analysis	Market Yield	9.9% (9.9%)	Decrease

________________

(1)	Excludes investments with an aggregate fair value amounting to $32,940, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,884,470	Yield Analysis	Market Yield	5.0%-13.4% (8.4%)	Decrease
	357,885	Recent Transaction	Transaction Price	98.0%-99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$91,626	Yield Analysis	Market Yield	6.9%-12.0% (10.4%)	Decrease
	60,239	Recent Transaction	Transaction Price	97.0%-99.5% (98.3%)	Increase
Unsecured debt investments	$388,602	Yield Analysis	Market Yield	8.1%-17.6% (11.4%)	Decrease
Equity	$16,950	Yield Analysis	Market Yield	10.1% (10.1%)	Decrease
	50,000	Recent Transaction	Transaction Price	$5.10 - $5.67 ($5.66)	Increase
	131,461	Market Approach	Revenue Multiple	5.1x-24.3x (8.7x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $33,131, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$24,602	$24,602	$103,970	$103,970
Revolving Credit Facility	185,205	185,205	62,037	62,037
SPV Asset Facility I	286,387	286,387	286,309	286,309
June 2025 Notes	205,254	236,775	205,011	235,200
December 2025 Notes	392,292	427,000	391,931	418,000
June 2026 Notes	367,599	382,500	367,804	376,875
CLO 2020-1	197,123	197,123	197,056	197,056
Total Debt	$1,658,462	$1,739,592	$1,614,118	$1,679,447

________________

(1)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $1.4 million, $6.6 million, $3.6 million, $4.7 million, $7.7 million, $7.4 million and $2.9 million, respectively.

(2)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $1.9 million, $6.3 million, $3.7 million, $5.0 million, $8.1 million, $7.2 million, $2.9 million, respectively.

Financial Instruments Not Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 205% and 191% as of March 31, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$25,956	$618,340	$24,602
Revolving Credit Facility	740,000	191,778	548,222	185,205
SPV Asset Facility I	300,000	290,000	10,000	286,387
June 2025 Notes	210,000	210,000	—	205,254
December 2025 Notes	400,000	400,000	—	392,292
June 2026 Notes	375,000	375,000	—	367,599
CLO 2020-1	200,000	200,000	—	197,123
Total Debt	$2,925,000	$1,692,734	$1,176,562	$1,658,462

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.4 million.
(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.6 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(4)	The carrying value of the Company’s SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.6 million.
(5)	The carrying value of the Company’s June 2025 Notes is presented net of unamortized debt issuance costs of $4.7 million.
(6)	The carrying value of the Company’s December 2025 Notes is presented net of unamortized debt issuance costs of $7.7 million.
(7)	The carrying value of the Company’s June 2026 Notes is presented net of unamortized debt issuance costs of $7.4 million.
(8)	The carrying value of the Company’s CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of the Company’s SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of the Company’s June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of the Company’s December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of the Company’s June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of the Company’s CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million..

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$17,942	$6,865
Amortization of debt issuance costs	2,015	769
Total Interest Expense	$19,957	$7,634
Average interest rate	4.35%	3.25%
Average daily borrowings	$1,648,395	$797,512

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

The maximum principal amount of the Revolving Credit Facility is $740 million (increased from $700 million on February 8, 2021; previously, increased from $650 million on January 22, 2021; previously, increased from $590 million on January 8, 2021; previously increased from $540 million on December 8, 2020; previously increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on the Company’s portfolio

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	$8,204	$—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,040	6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	12,737
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	7,500
Centrify Corporation	First lien senior secured revolving loan	4,375	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
ConnectWise, LLC	First lien senior secured revolving loan	13,035	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured delayed draw term loan	6,537	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,957	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,580	2,844
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,800
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	6,642	6,642
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	6,818	6,818
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Total Unfunded Portfolio Company Commitments		$220,104	$199,510

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of March 31, 2021, the Company had $3.1 billion in total Capital Commitments from investors ($1.5 billion undrawn), of which $80.2 million is from entities affiliated with or related to the Adviser ($38.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2020, the Company had $3.1 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management was not aware of any pending or threatened litigation.

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

During the three months ended March 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 3, 2021	March 16, 2021	16,055,970	$250.0
Total		16,055,970	$250.0

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

During the three months ended March 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 11, 2020	March 24, 2020	10,840,780	$149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		15,049,877	$211.4

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On May 5, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income, if any, for shareholders of record on June 30, 2021, payable on or before August 13, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Shares
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2021	2020
Increase (decrease) in net assets resulting from operations	$68,270	$(40,213)
Weighted average shares of common stock outstanding—basic and diluted	103,698,424	57,611,746
Earnings (loss) per common share-basic and diluted	$0.66	$(0.70)

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

For the three months ended March 31, 2021 and 2020, the Company accrued U.S. federal excise tax of $491 thousand and $187 thousand, respectively.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.88	$14.70
Net investment income (loss)(1)	0.25	0.28
Net realized and unrealized gain (loss)	0.43	(1.01)
Total from operations	0.68	(0.73)
Distributions declared from net investment income(2)	(0.24)	(0.21)
Total increase (decrease) in net assets	0.44	(0.94)
Net asset value, end of period	$15.32	$13.76
Shares outstanding, end of period	117,016,427	68,129,554
Total Return(3)	4.6%	(5.0)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	10.0%	8.8%
Ratio of net investment income to average net assets(4)	6.2%	7.4%
Net assets, end of period	$1,792,517	$937,259
Weighted-average shares outstanding	103,698,424	57,611,746
Total capital commitments, end of period	$3,134,357	$2,736,644
Ratio of total contributed capital to total committed capital, end of period	53.6%	36.0%
Portfolio turnover rate	10.2%	4.0%
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2020 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of eight directors, five of whom are independent.

We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of March 31, 2021, we had $3.1 billion in total Capital Commitments from investors, of which $80.2 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

The Adviser is under common control with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and subsidiaries of Owl Rock Capital Partners. ORCA serves as investment adviser to Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Core Income Corp. and ORDA serves as investment adviser to Owl Rock Capital Corporation III. The Adviser, ORCA, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock”.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Core Income Corp. and other funds managed by the Adviser or its affiliates (together with the Company, the "Owl Rock Clients"), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to participate in follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates, including the Owl Rock Clients, that could avail themselves of the exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

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

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2021, our Adviser or its affiliates have originated $29.8 billion aggregate principal amount of investments across multiple industries, of which $27.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services.  These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations.  These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.  Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses and to target portfolio companies that comprise 1-2% of our portfolio. Generally, no individual portfolio company is expected to comprise greater than 5% of our portfolio; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.

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

As of March 31, 2021, our average investment size in each of our portfolio companies was approximately $58.6 million based on fair value. As of March 31, 2021, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 79.4% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $311 million, weighted average annual EBITDA of $95 million and a weighted average enterprise value of $1.9 billion. As of March 31, 2021, investments we classify as growth capital represented 9.4% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $391 million and a weighted average enterprise value of $7.9 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2021, 91.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Expenses

Our primary operating expenses include the payment of the management fee, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We have received approvals that allow us to reduce our asset coverage ratio from 200% to 150%. As a result, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.

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

Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $1.8 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2020. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 71.9% first lien senior secured debt investments (of which 50% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.2% second lien senior secured debt investments, 13.7% unsecured debt investments and 10.2% equity investments.

As of March 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.3% and 7.5%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.0% and 8.1%, respectively.

As of March 31, 2021, we had investments in 55 portfolio companies with an aggregate fair value of $3.2 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
New investment commitments
Gross originations	$460,941	$432,000
Less: Sell downs	—	—
Total new investment commitments	$460,941	$432,000
Principal amount of investments funded:
First-lien senior secured debt investments	$182,320	$213,929
Second-lien senior secured debt investments	10,833	91,238
Unsecured debt investments	187,825	100,000
Equity investments	58,232	6,917
Total principal amount of investments funded	$439,210	$412,084
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(125,060)	$(67,301)
Second-lien senior secured debt investments	(86,467)	—
Unsecured debt investments	(100,000)	—
Total principal amount of investments sold or repaid	$(311,527)	$(67,301)
Number of new investment commitments in new portfolio companies(1)	8	6
Average new investment commitment amount	$46,757	$63,719
Weighted average term for new debt investment commitments (in years)	4.6	5.8
Percentage of new debt investment commitments at floating rates	84.5%	76.5%
Percentage of new debt investment commitments at fixed rates	15.5%	23.5%
Weighted average interest rate of new debt investment commitments(2)	7.1%	8.7%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.6%	6.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% and 1.5% as of March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,312,455	$2,320,027	(1)	$2,258,128	$2,261,996	(1)
Second-lien senior secured debt investments	132,583	133,954		206,266	208,328
Unsecured debt investments	407,295	440,185		376,454	388,602
Equity investments	284,413	327,633		174,250	198,411
Total Investments	$3,136,746	$3,221,799		$3,015,098	$3,057,337

________________

(1)	50% and 56% of which we consider unitranche loans as of March 31, 2021 and December 31, 2020, respectively.

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Aerospace and defense	0.2%	—%
Buildings and real estate	1.4	1.5
Business services	16.3	18.4
Data and information services	14.2	15.2
eCommerce and digital marketplaces	5.1	1.9
Education	8.8	9.5
Financial services	13.7	7.9
Food and beverage	5.7	8.7
Healthcare technology	11.9	12.5
Human resource support services	0.1	0.1
Insurance	2.0	2.6
Internet and digital media	3.4	3.6
Leisure and entertainment	2.0	2.9
Manufacturing	1.9	2.0
Oil and gas	3.1	3.2
Professional services	1.4	1.5
Technology Infrastructure	8.8	8.5
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare technology, and business services) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States:
Midwest	7.7%	7.8%
Northeast	23.6	23.9
South	24.0	26.2
West	28.7	28.7
Canada	5.2	4.4
Guernsey	6.0	-
Israel	3.9	4.1
United Kingdom	0.9	4.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of portfolio	7.3%	7.9%
Weighted average total yield of debt and income producing securities	8.0%	8.3%
Weighted average interest rate of debt securities	7.5%	7.6%
Weighted average spread over LIBOR of all floating rate investments	6.6%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$706,673	21.9%	$483,813	15.9%
2	2,451,724	76.1	2,511,117	82.1
3	63,402	2.0	62,407	2.0
4	—	—	—	—
5	—	—	—	—
Total	$3,221,799	100.0%	$3,057,337	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,852,333	100.0%	$2,840,848	100.0%
Non-accrual	—	—	—	—
Total	$2,852,333	100.0%	$2,840,848	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Total Investment Income	$66.5	$34.7
Less: Expenses	40.6	18.7
Net Investment Income (Loss) Before Taxes	$25.9	$16.0
Less: Income taxes, including excise taxes	0.5	0.2
Net Investment Income (Loss) After Taxes	$25.4	$15.8
Net change in unrealized gain (loss)	41.9	(56.0)
Net realized gain (loss)	1.0	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$68.3	$(40.2)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Interest income from investments	$58.1	$32.5
PIK interest income	7.6	1.0
Dividend income	0.3	—
Other income	0.5	1.2
Total investment income	$66.5	$34.7

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Investment income increased to $66.5 million for the three months ended March 31, 2021 from $34.7 million for the three months ended March 31, 2020 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.9 billion as of March 31, 2020, to $2.9 billion as of March 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased from $1.0 million to $9.7 million, for the three months ended March 31, 2020 and 2021, respectively. Payment-in-kind income increased from less than 5% of interest income for the three months ended March 31, 2020 to approximately 11.5% of interest income for the three months ended March 31, 2021 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Interest expense	$20.0	$7.6
Management fees	10.6	7.4
Incentive fees	7.6	1.8
Professional fees	1.6	1.1
Directors' fees	0.2	0.2
Other general and administrative	0.6	0.6
Total expenses	$40.6	$18.7

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Total expenses increased by $21.9 million for the three months ended March 31, 2021 from $18.7 million for the three months ended March 31, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income and over performance in certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $1.7 billion from $797.5 million period over period, along with an increase in the average interest rate to 4.35% from 3.25% period over period.

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

For the three months ended March 31, 2021 and 2020, we accrued U.S. federal excise tax of $491 thousand and $187 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021 and 2020, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Net change in unrealized gain (loss) on investments	$42.8	$(56.0)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(1.0)	—
Net change in unrealized gain (loss)	$41.8	$(56.0)

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of March 31, 2021, the fair value of our debt investments as a percentage of principal was 100.1% on our $2.9 billion portfolio, compared to 99.3% on our $2.9 billion portfolio as of December 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2020, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Toast, Inc.	$24.8
Poshmark, Inc.	6.8
EShares, Inc.	4.4
Circle Internet Services, Inc.	4.0
Remitly Global, Inc.	2.6
Hg Genesis 8 Sumoco Limited	(2.5)
Airbnb, Inc.	(2.5)
Granicus, Inc.	(2.3)
DoorDash, Inc.	(2.2)
AxiomSL Group, Inc.	1.1
Remaining portfolio companies	8.6
Total	$42.8

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2021 and 2020 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2021	2020
Net realized gain (loss) on investments	$0.1	$—
Net realized gain (loss) on foreign currency transactions	0.9	—
Net realized gain (loss)	$1.0	$—

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 205% and 191%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2021, taken together with our uncalled Capital Commitments of $1.5 billion and available debt capacity of $1.2 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of March 31, 2021, we had $281.8 million in cash. During the period ended March 31, 2021, we used $76.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $438.9 million, partially offset by sales of portfolio investments of $333.0 million, and other operating activities of $29.6 million. Lastly, cash provided by financing activities was $275.8 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $249.9 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $41.4 million, net of $15.5 million of distributions paid.

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

As of March 31, 2021, we had $3.1 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $80.2 million is from entities affiliated with or related to the Adviser ($38.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an Exchange Listing.

During the three months ended March 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 3, 2021	March 16, 2021	16,055,970	$250.0
Total		16,055,970	$250.0

During the three months ended March 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 11, 2020	March 24, 2020	10,840,780	$149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		15,049,877	$211.4

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On May 5, 2021, the Board declared a distribution of 90% of estimated second quarter taxable income, if any, for shareholders of record on June 30, 2021, payable on or before August 13, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Shares
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

	March 31, 2020
Date Declared	Record Date	Payment Date	Shares
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$25,956	$618,340	$24,602
Revolving Credit Facility	740,000	191,778	548,222	185,205
SPV Asset Facility I	300,000	290,000	10,000	286,387
June 2025 Notes	210,000	210,000	—	205,254
December 2025 Notes	400,000	400,000	—	392,292
June 2026 Notes	375,000	375,000	—	367,599
CLO 2020-1	200,000	200,000	—	197,123
Total Debt	$2,925,000	$1,692,734	$1,176,562	$1,658,462

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.4 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.6 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.6 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $4.7 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $7.7 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.4 million.
(8)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$17,942	$6,865
Amortization of debt issuance costs	2,015	769
Total Interest Expense	$19,957	$7,634
Average interest rate	4.35%	3.25%
Average daily borrowings	$1,648,395	$797,512

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2021 and the fiscal years ended December 31, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2021	$191.8	$2,048.3	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility
March 31, 2021	$25.9	$2,048.3	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
March 31, 2021	$290.0	$2,048.3	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$290.0	$1,905.6	—	N/A
June 2025 Notes
March 31, 2021	$210.0	$2,048.3	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
March 31, 2021	$400.0	$2,048.3	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
March 31, 2021	$375.0	$2,048.3	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
CLO 2020-1
March 31, 2021	$200.0	$2,048.3	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

On June 6, 2019, we entered into the First Amendment to the Subscription Credit Facility. Among other changes, the Amendment (a) increased the accordion feature from $1 billion to $1.1 billion; (b) added a financial covenant requiring that the fair market value of our investments be equal to or greater than 85% of the aggregate cost assigned to such investments on our financial statements, and (c) added a financial covenant requiring that from June 30, 2019 until the earlier of (i) the “Final Closing Date” as such term is defined in the form of subscription agreement for us and (ii) June 30, 2020 (or such later date as requested by us and agreed to by the Administrative Agent), the value of our total assets over our total liabilities be greater than $500 million.

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

The maximum principal amount of the Revolving Credit Facility is $740 million (increased from $700 million on February 8, 2021; previously, increased from $650 million on January 22, 2021; previously, increased from $590 million on January 8, 2021; previously increased from $540 million on December 8, 2020; previously increased from $365 million on September 3, 2020; previously increased on July 31, 2020 from $315 million to $365 million; previously increased on July 10, 2020 from $305 million to $315 million; previously increased on July 26, 2019 from $280 million to $305 million; previously increased on May 2, 2019 from $240 million to $280 million), subject to availability under the borrowing base, which is based on our portfolio of investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between us and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

 The December 2025 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between us and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

CLO 2020-1

On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.

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

Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S.$1,000 per share (the “CLO 2020-1 Preferred Shares”). The CLO 2020-1 Preferred Shares were issued by the CLO 2020-1 Issuer as part of its issued share capital and are not secured by the collateral securing the CLO 2020-1 Secured Notes. We purchased all of the CLO 2020-1 Preferred Shares. We act as a retention holder in connection with the CLO 2020-1 Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2020-1 Preferred Shares.

As part of the CLO 2020-1 Transaction, we entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans and recurring revenue loans from us to the CLO 2020-1 Issuer on the Closing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. We made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.

Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes may be used by the CLO 2020-1 Issuer to purchase additional middle market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans and recurring revenue loans.

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

The Adviser will serve as collateral manager for the CLO 2020-1 Issuer under a collateral management agreement dated as of the Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement, dated August 10, 2018, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO 2020-1 Issuers’ equity or notes owned by us.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	$8,204	$—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,040	6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	12,737
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	7,500
Centrify Corporation	First lien senior secured revolving loan	4,375	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
ConnectWise, LLC	First lien senior secured revolving loan	13,035	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured delayed draw term loan	6,537	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,957	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,580	2,844
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	10,000	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,800
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	6,642	6,642
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	6,818	6,818
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Total Unfunded Portfolio Company Commitments		$220,104	$199,510

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

Investor Commitments

As of March 31, 2021, we had $3.1 billion in total Capital Commitments from our investors ($1.5 billion undrawn), of which $80.2 million is from entities affiliated with or related to our Adviser ($38.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to our Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2021, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of March 31, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$25.9	$25.9	$—	$—	$—
Revolving Credit Facility	191.8	—	—	191.8	—
SPV Asset Facility I	290.0	—	—	—	290.0
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	400.0	—	—	400.0	—
June 2026 Notes	375.0	—	—	—	375.0
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$1,692.7	$25.9	$—	$801.8	$865.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2020 and in “ITEM 1A. RISK FACTORS.”

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ending December 31, 2018, 2019 and 2020 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of March 31, 2021, 91.5% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.89%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$61.1	$19.9	$41.2
Up 200 basis points	$34.4	$13.3	$21.1
Up 100 basis points	$7.6	$6.6	$1.0
Up 50 basis points	$1.3	$3.3	$(2.0)
Down 25 basis points	$(0.4)	$(1.3)	$0.9
Down 50 basis points	$(0.4)	$(1.5)	$1.1

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market and/or transferability of value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On January 29, 2021, pursuant to our dividend reinvestment plan, we issued 374,233 shares of our common stock, at a price of $14.88 per share, to stockholders of record as of December 31, 2020 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

Owl Rock Technology Finance Corp.

Date: May 11, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: May 11, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer