Form 10-Q
period 2021-06-30
Owl Rock Technology Finance Corp.
filed 2021-08-12
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2021

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

Large accelerated filer ☐Emerging growth company ☐Small reporting company ☐

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

As of August 12, 2021, the registrant had 143,068,612 shares of common stock, $0.01 par value per share, outstanding.

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,958,010 and $2,915,096, respectively)	$4,085,004	$2,957,337
Non-controlled, affiliated investments (amortized cost of $202,346 and $100,002, respectively)	211,849	100,000
Total investments at fair value (amortized cost of $4,160,356 and $3,015,098, respectively)	4,296,853	3,057,337
Cash	299,807	82,236
Interest receivable	26,921	17,304
Dividend income receivable	970	375
Subscription receivable	9,652	—
Prepaid expenses and other assets	1,609	611
Total Assets	$4,635,812	$3,157,863
Liabilities
Debt (net of unamortized debt issuance costs of $40,600 and $35,079, respectively)	$2,104,497	$1,614,118
Management fee payable	10,741	9,335
Distribution payable	33,848	21,107
Incentive fee payable	24,561	6,682
Payables to affiliates	2,054	2,271
Payable for investments purchased	109,750	—
Accrued expenses and other liabilities	14,549	7,471
Total Liabilities	$2,300,000	$1,660,984
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 143,069,918 and 100,586,224 shares issued and outstanding, respectively	$1,431	$1,006
Additional paid-in-capital	2,137,461	1,449,943
Total distributable earnings (losses)	196,920	45,930
Total Net Assets	$2,335,812	$1,496,879
Total Liabilities and Net Assets	$4,635,812	$3,157,863
Net Asset Value Per Share	$16.33	$14.88

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$87,432	$36,512	$145,568	$68,959
Payment-in-kind interest income	8,407	3,679	15,971	4,713
Dividend income	29	—	29	—
Other income	664	340	1,155	1,586
Total investment income from non-controlled, non-affiliated investments	96,532	40,531	162,723	75,258
Investment income from non-controlled, affiliated investments:
Dividend income	2,370	—	2,666	—
Total investment income from non-controlled, affiliated investments	2,370	—	2,666	—
Total Investment Income	98,902	40,531	165,389	75,258
Expenses
Interest expense	$22,347	$6,149	$42,304	$13,783
Management fees	10,741	7,788	21,298	15,198
Incentive fees	16,085	2,424	23,670	4,181
Professional fees	1,750	1,315	3,350	2,400
Directors' fees	274	227	509	450
Other general and administrative	1,111	741	1,755	1,357
Total Expenses	52,308	18,644	92,886	37,369
Net Investment Income (Loss) Before Taxes	46,594	21,887	72,503	37,889
Excise tax expense	2,836	71	3,327	258
Net Investment Income (Loss) After Taxes	43,758	21,816	69,176	37,631
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$41,582	$44,306	$84,366	$(11,684)
Non-controlled, affiliated investments	9,508	—	9,505	—
Translation of assets and liabilities in foreign currencies	2	13	(955)	3
Total Net Change in Unrealized Gain (Loss)	51,092	44,319	92,916	(11,681)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$49,900	$(1)	$49,974	$(28)
Foreign currency transactions	10	(2)	964	(3)
Total Net Realized Gain (Loss)	49,910	(3)	50,938	(31)
Net Increase (Decrease) in Net Assets Resulting from Operations	$144,760	$66,132	$213,030	$25,919
Earnings (Loss) Per Share - Basic and Diluted	$1.22	$0.78	$1.91	$0.36
Weighted Average Shares Outstanding - Basic and Diluted	118,956,651	84,960,548	111,369,687	71,286,147

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace and defense
Peraton Corp.(4)(5)(13)	Second lien senior secured loan	L + 7.75%	2/1/2029	87,500	$86,213	$86,188	3.7%
				87,500	86,213	86,188	3.7%
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,912	59,901	2.6%
Apptio, Inc.(4)(8)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,269	1,308	0.1%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	57,039	56,603	57,039	2.4%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	570	555	570	-%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.25%	8/4/2025	22,708	22,275	22,424	1.0%
Diligent Corporation(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	-	(94)	(57)	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(31)	(19)	-%
Granicus, Inc.(4)(5)(13)	First lien senior secured loan	L + 6.25%	1/29/2027	28,734	28,078	28,160	1.2%
Granicus, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	-	(18)	(14)	-%
Granicus, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	-	(54)	(56)	-%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	-	(59)	(52)	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/24/2024	45,001	44,606	44,664	1.9%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	4/1/2022	-	(8)	(4)	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	1,327	1,304	1,306	0.1%
MessageBird BidCo B.V.(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,401	117,324	5.0%
The Ultimate Software Group, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	5/3/2027	2,500	2,478	2,550	0.1%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(7)(13)	First lien senior secured loan	L + 5.75%	4/22/2027	41,667	40,754	40,729	1.7%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(54)	(56)	-%
				380,755	373,917	375,717	16.1%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	12/3/2027	106,726	105,228	106,193	4.5%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(169)	(64)	-%
				106,726	105,059	106,129	4.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Capital Markets
Robinhood Markets, Inc.(18)(22)(25)	Convertible note	6.00% PIK	N/A	62,500	62,535	76,159	3.3%
				62,500	62,535	76,159	3.3%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,552	57,600	58,112	2.5%
Dude Solutions Holdings, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	11/30/2026	14,024	13,615	13,919	0.6%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	-	(103)	(52)	-%
				72,576	71,112	71,979	3.1%
Construction & Engineering
Dodge Data & Analytics LLC(4)(11)(13)	First lien senior secured loan	P + 6.50%	4/14/2026	50,001	49,034	49,001	2.1%
Dodge Data & Analytics LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(55)	(58)	-%
				50,001	48,979	48,943	2.1%
Diversified Consumer Services
Instructure, Inc.(4)(5)(13)	First lien senior secured loan	L + 5.50%	3/24/2026	105,949	104,483	105,949	4.5%
Instructure, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	-	(73)	-	-%
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.75%	5/29/2026	157,487	155,729	157,487	6.7%
Litera Bidco LLC(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,887	2,799	2,887	0.1%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(73)	-	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,507	43,939	44,507	1.9%
Paysimple, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2025	14,485	14,266	14,485	0.6%
Relativity ODA LLC(4)(5)(13)	First lien senior secured loan	L + 7.50%	5/12/2027	113,377	111,719	111,676	4.8%
Relativity ODA LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(165)	(169)	-%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,843	8,745	8,732	0.4%
				447,535	441,369	445,554	19.0%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(8)(13)(22)	Unsecured facility	G + 6.00% (incl. 6.00% PIK)	8/28/2025	71,683	68,467	72,938	3.1%
Hg Saturn Luchaco Limited(4)(7)(13)(22)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	124,331	123,365	125,263	5.4%
Smarsh Inc.(4)(7)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,374	31,631	1.4%
				227,964	223,206	229,832	9.9%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/13/2025	72,437	71,715	71,531	3.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	-	(37)	(57)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,320	52,765	53,187	2.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(30)	(9)	-%
				125,757	124,413	124,652	5.4%
Health Care Technology
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,645	19,367	19,688	0.8%
Definitive Healthcare Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.25%	7/16/2026	98,378	97,641	98,378	4.2%
Definitive Healthcare Holdings, LLC(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.25%	7/16/2021	3,884	3,759	3,884	0.2%
Definitive Healthcare Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	7/16/2024	-	(33)	-	-%
Hyland Software, Inc.(4)(5)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,801	95,155	4.1%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	2/20/2026	120,720	119,438	119,512	5.1%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(17)(22)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	5,333	5,238	5,251	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,501	1,429	1,426	0.1%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,570	93,671	92,679	4.0%
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(37)	(100)	-%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	First lien senior secured loan	L + 5.00%	4/28/2025	10,000	9,794	9,850	0.4%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,552	19,700	0.8%
				468,873	464,620	465,423	19.9%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	68,975	68,527	65,699	2.8%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(43)	(339)	-%
				68,975	68,484	65,360	2.8%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,918	62,187	2.7%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(69)	(38)	-%
				62,500	61,849	62,149	2.7%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,587	10,910	0.5%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.50%	8/27/2025	55,419	54,725	55,142	2.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	-	(39)	(19)	-%
				66,252	65,273	66,033	2.9%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	3/31/2027	49,875	49,153	49,376	2.1%
				49,875	49,153	49,376	2.1%
IT Services
ConnectWise, LLC(4)(5)(13)	First lien senior secured loan	L + 5.25%	2/28/2025	126,046	124,999	126,046	5.4%
ConnectWise, LLC(4)(5)(13)(15)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	869	762	869	-%
Kaseya Inc.(4)(7)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	36,873	36,411	36,873	1.6%
Kaseya Inc.(4)(7)(15)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	1,201	1,169	1,201	0.1%
Kaseya Inc.(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	1,124	1,091	1,124	-%
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,485	132,333	5.7%
Pluralsight, LLC(4)(8)(13)	First lien senior secured loan	L + 8.00%	4/6/2027	117,500	116,360	116,090	5.0%
Pluralsight, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(96)	(120)	-%
				416,946	412,181	414,416	17.8%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	395	370	394	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,707	19,850	0.8%
				20,395	20,077	20,244	0.8%
Professional Services
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 4.75%	12/12/2024	45,498	45,160	45,498	1.9%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	-	(21)	-	-%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(7)(13)	First lien senior secured loan	L + 5.75%	6/30/2028	85,185	84,333	84,333	3.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	-	-	-	-%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(11)(13)(15)(16)	First lien senior secured revolving loan	P + 4.75%	6/30/2027	-	(79)	(79)	-%
				130,683	129,393	129,752	5.5%
Real Estate Management & Development
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.0% (incl. 1.25% PIK)	11/28/2024	37,326	37,044	35,646	1.5%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,924	7,397	7,568	0.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,038	2,847	0.1%
REALPAGE, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,729	51,713	2.2%
				100,802	99,208	97,774	4.1%
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,246	109,398	110,246	4.7%
Acquia Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	943	858	943	-%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,430	7,481	0.3%
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 6.00%	3/2/2028	80,510	78,564	78,497	3.4%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	-	(227)	(204)	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,922	25,063	1.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,162	148,889	6.4%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	-	(598)	-	-%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	81,447	80,280	81,040	3.5%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(120)	(42)	-%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,907	20,000	0.9%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	12/1/2028	21,000	20,409	20,685	0.9%
				495,535	485,985	492,598	21.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(4)(13)	First lien senior secured loan	L + 7.50%	6/30/2026	112,500	109,750	109,913	4.7%
Blend Labs, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/30/2026	-	(125)	(288)	-%
				112,500	109,625	109,625	4.7%
Total non-controlled/non-affiliated portfolio company debt investments				$3,554,650	$3,502,651	$3,537,903	151.6%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock	N/A	N/A	16,377	6,891	6,878	0.3%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock	N/A	N/A	5,052	2,122	2,122	0.1%
					9,013	9,000	0.4%
Application Software
EShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,504	0.3%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(18)(24)	Preferred Stock	N/A	N/A	15,000,000	14,630	14,625	0.6%
MessageBird BidCo B.V.(13)(18)(22)(24)	Warrants	N/A	N/A	19,153	1,174	1,174	0.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Nylas, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,002	15,000	0.6%
					32,814	38,303	1.6%
Construction & Engineering
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(13)(18)(24)	Series A Preferred Stock	N/A	N/A	3,333,333	5,000	5,000	0.2%
					5,000	5,000	0.2%
Consumer Finance
Remitly Global, Inc (18)(24)	Series E Preferred Stock	N/A	N/A	1,678,810	10,008	20,043	0.9%
Remitly Global, Inc (18)(24)	Series F Preferred Stock	N/A	N/A	1,093,421	10,000	13,054	0.6%
					20,008	33,097	1.5%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(18)(20)(24)	Series B Preferred Stock	N/A	N/A	1,641,929	15,153	25,680	1.1%
					15,153	25,680	1.1%
Hotels, Restaurants & Leisure
Toast, Inc.(13)(18)(24)	Warrants	N/A	N/A	1,217,038	42,580	42,580	1.8%
					42,580	42,580	1.8%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(18)(24)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,018	50,000	2.1%
Klaviyo, Inc.(18)(24)	Common Stock	N/A	N/A	1,198,270	40,011	40,000	1.7%
Poshmark, Inc.(14)(18)(24)	Common Stock	N/A	N/A	303,529	5,162	14,056	0.6%
					95,191	104,056	4.4%
IT Services
Replicated, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	1,277,832	20,000	20,000	0.9%
					20,000	20,000	0.9%
Professional Services
Thunder Topco L.P. (dba Vector Solutions)(13)(18)(24)	Common Units	N/A	N/A	7,500,000	7,500	7,500	0.3%
					7,500	7,500	0.3%
Systems Software
Algolia, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	970,281	10,000	26,181	1.1%
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,403	1.9%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.6%
Circle Internet Services, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	0.1%
Circle Internet Services, Inc.(18)(24)	Warrants	N/A	N/A	244,580	-	2,099	0.1%
Exabeam, Inc.(13)(18)(24)	Series F Preferred Stock	N/A	N/A	2,051,634	59,880	59,880	2.6%
Exabeam, Inc.(13)(18)(24)	Common Stock	N/A	N/A	1,289,034	35,741	35,741	1.5%
Help SP SCF Investor, LP(18)(24)	Preferred Stock	N/A	N/A	45,807,447	59,379	59,333	2.5%
Illumio, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.7%
					205,100	258,885	11.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(18)(24)	Series G Preferred Stock	N/A	N/A	650,861	3,000	3,000	0.1%
					3,000	3,000	0.1%
Total non-controlled/non-affiliated portfolio company equity investments					$455,359	$547,101	23.4%
Total non-controlled/non-affiliated portfolio company investments					$3,958,010	$4,085,004	175.0%

Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
SalesLoft, Inc.(13)(18)(21)(24)	Series E Preferred Stock	N/A	N/A	8,660,919	49,075	54,100	2.3%
SalesLoft, Inc.(13)(18)(21)(24)	Common Stock	N/A	N/A	181,776	927	1,016	-%
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock	10.00% PIK	N/A	12,000,769	50,003	54,662	2.3%
					100,005	109,778	4.6%
Internet & Direct Marketing Retail
Signifyd Inc.(18)(21)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	102,341	102,071	4.4%
					102,341	102,071	4.4%
Total non-controlled/affiliated portfolio company equity investments					$202,346	$211,849	9.0%
Total non-controlled/affiliated portfolio company investments					$202,346	$211,849	9.0%
Total Investments					$4,160,356	$4,296,853	184.0%

________________

(1)	Unless otherwise indicated, all investments are considered Level 3 investments and are income producing.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)

As of June 30, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $135.2 million based on a tax cost basis of $4.2 billion. As of June 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $7.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $142.3 million.

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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2021 was 0.13%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2021 was 0.25%.
(10)	The interest rate on these loans is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2021 was 0.55%.
(11)	The interest rate on these loans is subject to Prime, which as of June 30, 2021 was 3.25%.
(12)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2021 was 0.11%.
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

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(17)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)

Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $835.1 million or 35.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Blend Labs, Inc.	Series G Preferred Stock	February 24, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
Help SP SCF Investor, LP	Preferred Stock	April 28, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
MessageBird BidCo B.V.	Warrants	May 5, 2021
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Poshmark, Inc.	Common Stock	February 28, 2019
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
Remitly Global, Inc.	Series F Preferred Stock	August 3, 2020
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Robinhood Markets, Inc.	Convertible note	February 1, 2021
SalesLoft, Inc.	Common Stock	December 24, 2020
SalesLoft, Inc.	Series E Preferred Stock	December 24, 2020
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
SLA Eclipse Co-Invest, L.P.	Series B Preferred Stock	September 30, 2019
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020

(19)

Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and CLO 2020-1.  See Note 6 “Debt”.

(20)	Series B Preferred Stock is held indirectly through ownership in SLA Eclipse Co-Invest, L.P.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(21)

Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended June 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2021	Other Income	Interest Income
UserZoom Technologies, Inc.	$50,000	$1	$—	$4,661	$—	$—	$54,662	$595	$—
SalesLoft, Inc.	50,000	2	—	5,114	—	—	55,116	—	—
Signifyd Inc.	—	102,341	—	(270)	—	—	102,071	2,071	—
Total	$100,000	$102,344	$—	$9,505	$—	$—	$211,849	$2,666	$—

(a)

Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.

(b)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.

(22)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2021, non-qualifying assets represented 16.4% of total assets as calculated in accordance with the regulatory requirements.

(23)

Unless otherwise indicated, all investments are non-controlled, non-affiliated investments.  Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(24)	Non-income producing investment.
(25)	Contains a fixed-rate structure.

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$43,758	$21,816	$69,176	$37,631
Net change in unrealized gain (loss)	51,092	44,319	92,916	(11,681)
Realized gain (loss)	49,910	(3)	50,938	(31)
Net Increase (Decrease) in Net Assets Resulting from Operations	144,760	66,132	213,030	25,919
Distributions
Distributions declared from earnings	(33,848)	(19,675)	(62,040)	(34,106)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(33,848)	(19,675)	(62,040)	(34,106)
Capital Share Transactions
Issuance of common shares	425,000	424,840	674,991	636,226
Reinvestment of distributions	7,383	4,067	12,952	7,412
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	432,383	428,907	687,943	643,638
Total Increase/(Decrease) in Net Assets	543,295	475,364	838,933	635,451
Net Assets, at beginning of period	1,792,517	937,259	1,496,879	777,172
Net Assets, at end of period	$2,335,812	$1,412,623	$2,335,812	$1,412,623

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$213,030	$25,919
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,837,028)	(863,674)
Proceeds from investments and investment repayments, net	767,982	177,676
Net amortization of discount on investments	(13,215)	(3,688)
Net change in unrealized (gain) loss on investments	(93,871)	11,684
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	955	(3)
Net realized (gain) loss on investments	(49,974)	28
Net realized (gain) loss on foreign currency transactions relating to investments	(5)	3
Paid-in-kind interest	(10,946)	(4,168)
Paid-in-kind dividend	(2,071)	—
Amortization of debt issuance costs	4,109	1,583
Amortization of offering costs	201	159
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(9,617)	(5,117)
(Increase) decrease in dividend income receivable	(595)	—
(Increase) decrease in prepaid expenses and other assets	(1,126)	47
Increase (decrease) in management fee payable	1,406	977
Increase (decrease) in incentive fee payable	17,879	1,045
Increase (decrease) in payables to affiliates	(217)	(88)
Increase (decrease) in payable for investments purchased	109,750	5,252
Increase (decrease) in accrued expenses and other liabilities	7,078	962
Net cash used in operating activities	(896,275)	(651,403)
Cash Flows from Financing Activities
Borrowings on debt	1,732,557	1,131,850
Payments on debt	(1,238,000)	(1,011,500)
Debt issuance costs	(9,630)	(389)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	665,339	636,226
Offering costs paid	(73)	(202)
Distributions paid	(36,347)	(18,795)
Net cash provided by financing activities	1,113,846	737,190
Net increase (decrease) in cash	217,571	85,787
Cash, beginning of period	82,236	142,363
Cash, end of period	$299,807	$228,150

Supplemental and Non-Cash Information
Interest paid during the period	$33,200	$11,161
Distributions declared during the period	$62,040	$34,106
Reinvestment of distributions during the period	$12,952	$7,412
Distribution payable	$33,848	$19,675
Subscription receivable	$9,652	$—
Taxes, including excise tax, paid during the period	$324	$108
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

Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

Through August 1, 2021, the Company conducted private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

On August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In September 2018, the Company made its first portfolio company investment.

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

The Company reclassified the industry groupings of its portfolio companies as of June 30, 2021, presented in the accompanying consolidated financial statements to align with the Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on prior periods' net earnings or stockholders' equity.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.  The Company intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. Expenses for any additional offerings are deferred and amortized as incurred. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2018 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below the amended and restated administration agreement will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the three months ended June 30, 2021 and 2020, the Company incurred expenses of approximately $0.7 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the six months ended June 30, 2021 and 2020, the Company incurred expenses of approximately $1.1 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of June 30, 2021 and December 31, 2020, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.1 million and $2.3 million, respectively.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Unless earlier terminated as described below, the amended and restated investment advisory agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

For the three months ended June 30, 2021 and 2020, management fees were $10.7 million and $7.8 million, respectively. For the six months ended June 30, 2021 and 2020, management fees were $21.3 million and $15.2 million, respectively.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three months ended June 30, 2021 and 2020, the Company incurred incentive fees based on net investment income of $6.0 million and $2.4 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred incentive fees based on net investment income of $9.3 million and $4.2 million, respectively.

The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to an Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company's entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the initial closing date for all of the Company’s investments made prior to the initial closing date will be equal to the fair value of such investments as of the last day of the calendar quarter in which the initial closing date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For the three and six months ended June 30, 2021, the Company incurred performance based incentive fees based on capital gains of $10.1 million and $14.4 million, respectively, of which $5.5 million and $9.8 million, respectively, were related to unrealized gains. The Company did not incur performance based incentive fees based on capital gains for the three and six months ended June 30, 2020.

Dealer Manager Agreement

On November 6, 2018, the Company and the Adviser entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Blue Owl Securities”), pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments in the Private Offerings. In addition, the Company has entered into a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities.

Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. Fees paid pursuant to these agreements will be paid by the Adviser.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”) together with ORCA, ORPFA and the Adviser, the “Owl Rock Advisers”, which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers' investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., which are BDCs advised by ORCA, Owl Rock Capital Corporation III, a BDC advised by ORDA, and/or other funds managed by the Adviser or its affiliates, (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have investment objective similar to ours.

License Agreement

The Company has entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,915,471	$2,929,311
Second-lien senior secured debt investments	332,813	334,232
Unsecured debt investments	254,367	274,360
Preferred equity investments(1)	515,597	607,883
Common equity investments(1)	142,108	151,067
Total Investments	$4,160,356	$4,296,853

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	December 31, 2020
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,258,128	$2,261,996
Second-lien senior secured debt investments	206,266	208,328
Unsecured debt investments	376,454	388,602
Equity investments	174,250	198,411
Total Investments	$3,015,098	$3,057,337

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company uses GICS for classifying the industry groupings of its portfolio companies as of June 30, 2021. The industry composition of investments based on fair value as of June 30, 2021 was as follows:

June 30, 2021
Aerospace & Defense	2.2%
Application Software	12.2
Banks	2.5
Capital Markets	1.8
Commercial Services & Supplies	1.7
Construction & Engineering	1.3
Consumer Finance	0.8
Diversified Consumer Services	11.0
Diversified Financial Services	5.3
Energy Equipment & Services	2.9
Health Care Technology	10.8
Hotels, Restaurants & Leisure	2.5
Household Durables	1.4
Insurance	1.5
Internet & Direct Marketing Retail	5.9
IT Services	10.1
Life Sciences Tools & Services	0.5
Professional Services	3.2
Real Estate Management & Development	2.3
Systems Software	17.5
Thrifts & Mortgage Finance	2.6
Total	100.0%

The industry composition of investments based on fair value as of June 30, 2021 as compared to December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.2%	—%
Buildings and real estate	3.5	1.5
Business services	14.8	18.4
Data and information services	14.4	15.2
eCommerce and digital marketplaces	5.9	1.9
Education	9.0	9.5
Financial services	13.4	7.9
Food and beverage	1.0	8.7
Healthcare technology	9.1	12.5
Human resource support services	0.1	0.1
Insurance	1.5	2.6
Internet and digital media	2.6	3.6
Leisure and entertainment	1.5	2.9
Manufacturing	1.4	2.0
Oil and gas	2.9	3.2
Professional services	4.0	1.5
Technology Infrastructure	9.9	8.5
Telecommunications	2.8	—
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
United States:
Midwest	12.3%	7.8%
Northeast	17.0	23.9
South	20.4	26.2
West	34.1	28.7
Canada	4.6	4.4
Guernsey	4.6	-
Israel	3.5	4.1
Netherlands	2.8	-
United Kingdom	0.7	4.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,688	$2,909,623	$2,929,311
Second-lien senior secured debt investments	—	10,910	323,322	334,232
Unsecured debt investments	—	—	274,360	274,360
Preferred equity investments(1)	—	—	607,883	607,883
Common equity investments(1)	—	14,056	137,011	151,067
Total Investments at fair value	$—	$44,654	$4,252,199	$4,296,853

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,641	$2,242,355	$2,261,996
Second-lien senior secured debt investments	—	23,332	184,996	208,328
Unsecured debt investments	—	—	388,602	388,602
Equity investments	—	—	198,411	198,411
Total Investments at fair value	$—	$42,973	$3,014,364	$3,057,337

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$2,300,317	$122,931	$440,185	$255,041	$17,435	$3,135,909
Purchases of investments, net	742,281	232,716	—	292,358	130,787	1,398,142
Payment-in-kind	3,456	—	—	2,071	—	5,527
Proceeds from investments, net	(146,217)	(32,942)	(196,512)	—	—	(375,671)
Net change in unrealized gain (loss)	6,258	168	(12,897)	58,409	65	52,003
Net realized gains (losses)	4	—	42,580	—	—	42,584
Net amortization of discount on investments	3,524	449	1,004	4	—	4,981
Transfers into (out of) Level 3(1)	—	—	—	—	(11,276)	(11,276)
Fair value, end of period	$2,909,623	$323,322	$274,360	$607,883	$137,011	$4,252,199

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

(2)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,539,066	$101,775	$101,337	$70,885	$1,813,063
Purchases of investments, net	182,285	—	195,633	—	377,918
Payment-in-kind	771	—	2,508	—	3,279
Proceeds from investments, net	(106,493)	—	—	—	(106,493)
Net change in unrealized gain (loss)	33,499	2,192	(672)	7,299	42,318
Net realized gains (losses)	(1)	—	—	—	(1)
Net amortization of discount on investments	2,065	46	64	—	2,175
Transfers into (out of) Level 3(1)	(37,224)	—	—	—	(37,224)
Fair value, end of period	$1,613,968	$104,013	$298,870	$78,184	$2,095,035

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2021 and 2020:

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$2,242,355	$184,996	$388,602	$190,655	$7,756	$3,014,364
Purchases of investments, net	926,524	232,716	185,835	345,361	136,019	1,826,455
Payment-in-kind	5,961	—	4,985	2,071	—	13,017
Proceeds from investments, net	(282,642)	(96,221)	(306,901)	—	—	(685,764)
Net change in unrealized gain (loss)	9,906	(100)	8,692	69,792	65	88,355
Net realized gains (losses)	79	—	42,580	—	—	42,659
Net amortization of discount on investments	7,440	1,931	3,067	4	—	12,442
Transfers into (out of) Level 3(1)	—	—	(52,500)	—	(6,829)	(59,329)
Fair value, end of period	$2,909,623	$323,322	$274,360	$607,883	$137,011	$4,252,199

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

(2)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	468,818	69,747	294,338	6,917	839,820
Payment-in-kind	1,326	—	2,842	—	4,168
Proceeds from investments, net	(177,478)	—	—	—	(177,478)
Net change in unrealized gain (loss)	(24,529)	(2,032)	1,603	13,814	(11,144)
Net realized gains (losses)	(28)	—	—	—	(28)
Net amortization of discount on investments	3,454	62	87	—	3,603
Transfers into (out of) Level 3(1)	—	16,636	—	—	16,636
Fair value, end of period	$1,613,968	$104,013	$298,870	$78,184	$2,095,035

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$6,953	$14,966
Second-lien senior secured debt investments	543	1,137
Unsecured debt investments	17,326	16,333
Preferred equity investments(1)	58,409	69,792
Common Equity investments(1)	65	65
Total Investments	$83,296	$102,293

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020
First-lien senior secured debt investments	$31,400	$(25,322)
Second-lien senior secured debt investments	2,193	(2,030)
Unsecured debt investments	(672)	1,603
Equity investments	7,299	13,814
Total Investments	$40,220	$(11,935)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,281,327	Yield Analysis	Market Yield	5.1%-12.3% (5.6%)	Decrease
	628,296	Recent Transaction	Transaction Price	97.7%-100.0% (98.3%)	Increase
Second-lien senior secured debt investments(1)	$90,266	Yield Analysis	Market Yield	6.7%-11.0% (9.8%)	Decrease
	137,901	Recent Transaction	Transaction Price	98.5%-98.5% (98.5%)	Increase
Unsecured debt investments	$274,360	Yield Analysis	Market Yield	6.0%-8.8% (7.4%)	Decrease
Preferred equity investments(2)	$221,040	Market Approach	Revenue Multiple	5.3x-23.6x (13.3x)	Increase
	67,075	Market Approach	Transaction Price	$8.58-$40.15 ($17.87)	Increase
	294,088	Recent Transaction	Transaction Price	$0.98-$37.05 ($20.99)	Increase
	25,680	Yield Analysis	Market Yield	9.8% (9.8%)	Decrease
Common equity investments(2)	$1,016	Market Approach	Revenue Multiple	10.8x (10.8x)	Increase
	2,122	Market Approach	Transaction Price	$419.99 ($419.99)	Increase
	133,873	Recent Transaction	Transaction Price	$1.00-$419.99 ($39.87)	Increase

________________

(1)	Excludes Level 3 investments with an aggregate fair value amounting to $95,155, which the Company valued using indicative bid prices obtained from brokers.
(2)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,884,470	Yield Analysis	Market Yield	5.0%-13.4% (8.4%)	Decrease
	357,885	Recent Transaction	Transaction Price	98.0%-99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$91,626	Yield Analysis	Market Yield	6.9%-12.0% (10.4%)	Decrease
	60,239	Recent Transaction	Transaction Price	97.0%-99.5% (98.3%)	Increase
Unsecured debt investments	$388,602	Yield Analysis	Market Yield	8.1%-17.6% (11.4%)	Decrease
Equity investments	$16,950	Yield Analysis	Market Yield	10.1% (10.1%)	Decrease
	50,000	Recent Transaction	Transaction Price	$5.10 - $5.67 ($5.66)	Increase
	131,461	Market Approach	Revenue Multiple	5.1x-24.3x (8.7x)	Increase

________________

(1)	Excludes Level 3 investments with an aggregate fair value amounting to $33,131, which the Company valued using indicative bid prices obtained from brokers.

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$7,249	$7,249	$103,970	$103,970
Revolving Credit Facility	354,561	354,561	62,037	62,037
SPV Asset Facility I	286,498	286,498	286,309	286,309
June 2025 Notes	205,501	243,075	205,011	235,200
December 2025 Notes	392,659	440,000	391,931	418,000
June 2026 Notes	367,920	394,688	367,804	376,875
January 2027 Notes	292,917	300,000	—	—
CLO 2020-1	197,192	197,192	197,056	197,056
Total Debt	$2,104,497	$2,223,263	$1,614,118	$1,679,447

________________

(1)

The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $0.8 million, $7.5 million, $3.5 million, $4.5 million, $7.3 million, $7.1 million, $7.1 million and $2.8 million, respectively.

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

Financial Instruments Not Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 203% and 191% as of June 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)(9)
Subscription Credit Facility	$700,000	$8,075	$447,012	$7,249
Revolving Credit Facility	1,040,000	362,022	677,978	354,561
SPV Asset Facility I	300,000	290,000	10,000	286,498
June 2025 Notes	210,000	210,000	—	205,501
December 2025 Notes	400,000	400,000	—	392,659
June 2026 Notes	375,000	375,000	—	367,920
January 2027 Notes	300,000	300,000	—	292,917
CLO 2020-1	200,000	200,000	—	197,192
Total Debt	$3,525,000	$2,145,097	$1,134,990	$2,104,497

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $0.8 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $7.5 million.
(4)	The carrying value of the Company’s SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.5 million.
(5)	The carrying value of the Company’s June 2025 Notes is presented net of unamortized debt issuance costs of $4.5 million.
(6)	The carrying value of the Company’s December 2025 Notes is presented net of unamortized debt issuance costs of $7.3 million.
(7)	The carrying value of the Company’s June 2026 Notes is presented net of unamortized debt issuance costs of $7.1 million.
(8)	The carrying value of the Company’s January 2027 Notes is presented net of unamortized debt issuance costs of $7.1 million.
(9)	The carrying value of the Company’s CLO 2020-1 is presented net of unamortized debt issuance costs of $2.8 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of the Company’s SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of the Company’s June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of the Company’s December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of the Company’s June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of the Company’s CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million..

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$20,253	$5,376	$38,195	$12,200
Amortization of debt issuance costs	2,094	773	4,109	1,583
Total Interest Expense	$22,347	$6,149	$42,304	$13,783
Average interest rate	3.71%	2.67%	3.99%	3.04%
Average daily borrowings	$2,161,379	$797,212	$1,906,304	$797,362

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

The maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Borrower of an uncommitted accordion feature

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3, 2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

June 2026 Notes

On December 17, 2020, the Company issued $375 million aggregate principal amount of 3.75% notes due 2026 (the “June 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

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

January 2027 Notes

On June 14, 2021, the Company issued $300 million aggregate principal amount of 2.500% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between us and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The January 2027 Notes bear interest at a rate of 2.500% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The January 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the January 2027 Indenture, occurs prior to maturity, holders of the January 2027 Notes will have the right, at their option, to require us  to repurchase for cash some or all of the January 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	$2,872	$—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,040	6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	12,737
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
ConnectWise, LLC	First lien senior secured revolving loan	13,035	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured delayed draw term loan	1,151	—
Granicus, Inc.	First lien senior secured delayed draw term loan	5,600	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3,400	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,517	2,844
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,800
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,250
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Thunder Purchaser, Inc.	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc.	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	2,500	—
Total Unfunded Portfolio Company Commitments		$273,647	$199,510

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of June 30, 2021, the Company had $3.1 billion in total Capital Commitments from investors ($1.0 billion undrawn), of which $80.8 million is from entities affiliated with or related to the Adviser ($27.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management was not aware of any pending or threatened litigation.

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

During the six months ended June 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2021	June 25, 2021	25,571,599	$425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		41,627,569	$675.0

During the six months ended June 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 6, 2020	May 19, 2020	19,416,820	$274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,135,586	$636.2

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On August 3, 2021, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 30, 2021, payable on or before November 15, 2021.

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

Dividend Reinvestment

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$144,760	$66,132	$213,030	$25,919
Weighted average shares of common stock outstanding—basic and diluted	118,956,651	84,960,548	111,369,687	71,286,147
Earnings (loss) per common share-basic and diluted	$1.22	$0.78	$1.91	$0.36

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

For the three months ended June 30, 2021 and 2020, the Company accrued U.S. federal excise tax of $2.8 million and $71 thousand, respectively. For the six months ended June 30, 2021 and 2020, the Company accrued U.S. federal excise tax of $3.3 million and $258 thousand, respectively.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.88	$14.70
Net investment income (loss)(1)	0.62	0.53
Net realized and unrealized gain (loss)	1.31	(0.48)
Total from operations	1.93	0.05
Distributions declared from net investment income(2)	(0.48)	(0.41)
Total increase (decrease) in net assets	1.45	(0.36)
Net asset value, end of period	$16.33	$14.34
Shares outstanding, end of period	143,069,918	98,510,759
Total Return(3)	13.0%	0.4%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	11.7%	7.2%
Ratio of net investment income to average net assets(4)	8.4%	7.2%
Net assets, end of period	$2,335,812	$1,412,623
Weighted-average shares outstanding	111,369,687	71,286,147
Total capital commitments, end of period	$3,134,982	$2,836,965
Ratio of total contributed capital to total committed capital, end of period	67.2%	49.7%
Portfolio turnover rate	18.6%	8.3%
Year of formation	2018	2018

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transactions.
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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed and as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

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

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Board consists of six directors, five of whom are independent.

Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of June 30, 2021, we had $3.1 billion in total Capital Commitments from investors, of which $80.8 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Placement activities are conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments. For example, the Company and the Adviser entered into a dealer manager agreement with Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments and the Company entered into a placement agent agreement with Blue Owl pursuant to which employees of Blue Owl Securities may conduct placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents will solicit Capital Commitments. Fees paid pursuant to these agreements will be paid by our Adviser.

Blue Owl consists of two divisions: Owl Rock, which focuses on direct lending and Dyal, which focuses on providing capital to institutional alternative asset managers. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA and ORDA, the "Owl Rock Advisers", which are also investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to participate in follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2021, our Adviser or its affiliates have originated $34.8 billion aggregate principal amount of investments across multiple industries, of which $32.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of June 30, 2021, our average investment size in each of our portfolio companies was approximately $63.2 million based on fair value. As of June 30, 2021, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 81.4% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $542 million, weighted average annual EBITDA of $136 million and a weighted average enterprise value of $2.6 billion. As of June 30, 2021, investments we classify as growth capital represented 9.3% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $477 million and a weighted average enterprise value of $4.9 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2021, 97.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Portfolio and Investment Activity

As of June 30, 2021, based on fair value, our portfolio consisted of 68.2% first lien senior secured debt investments (of which 50% we consider to be unitranche debt investments (including “last out” portions of such loans)), 7.8% second lien senior secured debt investments, 6.4% unsecured debt investments, 14.1% preferred equity investments and 3.5% common equity investments.

As of June 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 6.8% and 7.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 7.9% and 8.0%, respectively.

As of June 30, 2021, we had investments in 68 portfolio companies with an aggregate fair value of $4.3 billion.

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

Our investment activity for the three months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

For the Three Months Ended June 30, 2021
New investment commitments
Gross originations	$1,474,059
Less: Sell downs	(31,875)
Total new investment commitments	$1,442,184
Principal amount of investments funded:
First-lien senior secured debt investments	$732,864
Second-lien senior secured debt investments	234,842
Unsecured debt investments	—
Preferred equity investments(3)	293,059
Common equity investments(3)	88,184
Total principal amount of investments funded	$1,348,949
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(114,941)
Second-lien senior secured debt investments	(32,940)
Unsecured debt investments	(150,000)
Preferred equity investments(3)	—
Common equity investments(3)	(50,000)
Total principal amount of investments sold or repaid	$(347,881)
Number of new investment commitments in new portfolio companies(1)	16
Average new investment commitment amount	$91,035
Weighted average term for new debt investment commitments (in years)	6.0
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.9%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.9%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% as of June 30, 2021.
(3)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

For the Three Months Ended June 30, 2020
New investment commitments
Gross originations	$401,173
Less: Sell downs	—
Total new investment commitments	$401,173
Principal amount of investments funded:
First-lien senior secured debt investments	$171,266
Second-lien senior secured debt investments	4,907
Unsecured debt investments	200,000
Equity investments	—
Total principal amount of investments funded	$376,173
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(85,000)
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$(85,000)
Number of new investment commitments in new portfolio companies(1)	4
Average new investment commitment amount	$93,850
Weighted average term for new debt investment commitments (in years)	6.5
Percentage of new debt investment commitments at floating rates	50.1%
Percentage of new debt investment commitments at fixed rates	49.9%
Weighted average interest rate of new debt investment commitments(2)	8.5%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.6%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.30% as of June 30, 2020.

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,915,471	$2,929,311	(1)
Second-lien senior secured debt investments	332,813	334,232
Unsecured debt investments	254,367	274,360
Preferred equity investments(2)	515,597	607,883
Common equity investments(2)	142,108	151,067
Total Investments	$4,160,356	$4,296,853

________________

(1)	50% of which we consider unitranche loans as of June 30, 2021.
(2)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	December 31, 2020
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,258,128	$2,261,996	(1)
Second-lien senior secured debt investments	206,266	208,328
Unsecured debt investments	376,454	388,602
Equity investments	174,250	198,411
Total Investments	$3,015,098	$3,057,337

________________

(1)	56% of which we consider unitranche loans as of December 31, 2020.

We use GICS for classifying the industry groupings of our portfolio companies as of June 30, 2021. The industry composition based on fair value as of June 30, 2021 was as follows:

June 30, 2021
Aerospace & Defense	2.2%
Application Software	12.2
Banks	2.5
Capital Markets	1.8
Commercial Services & Supplies	1.7
Construction & Engineering	1.3
Consumer Finance	0.8
Diversified Consumer Services	11.0
Diversified Financial Services	5.3
Energy Equipment & Services	2.9
Health Care Technology	10.8
Hotels, Restaurants & Leisure	2.5
Household Durables	1.4
Insurance	1.5
Internet & Direct Marketing Retail	5.9
IT Services	10.1
Life Sciences Tools & Services	0.5
Professional Services	3.2
Real Estate Management & Development	2.3
Systems Software	17.5
Thrifts & Mortgage Finance	2.6
Total	100.0%

The industry composition of investments based on fair value as of June 30, 2021 as compared to December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.2%	—%
Buildings and real estate	3.5	1.5
Business services	14.8	18.4
Data and information services	14.4	15.2
eCommerce and digital marketplaces	5.9	1.9
Education	9.0	9.5
Financial services	13.4	7.9
Food and beverage	1.0	8.7
Healthcare technology	9.1	12.5
Human resource support services	0.1	0.1
Insurance	1.5	2.6
Internet and digital media	2.6	3.6
Leisure and entertainment	1.5	2.9
Manufacturing	1.4	2.0
Oil and gas	2.9	3.2
Professional services	4.0	1.5
Technology Infrastructure	9.9	8.5
Telecommunications	2.8	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States:
Midwest	12.3%	7.8%
Northeast	17.0	23.9
South	20.4	26.2
West	34.1	28.7
Canada	4.6	4.4
Guernsey	4.6	-
Israel	3.5	4.1
Netherlands	2.8	-
United Kingdom	0.7	4.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of portfolio	6.8%	7.9%
Weighted average total yield of debt and income producing securities	7.9%	8.3%
Weighted average interest rate of debt securities	7.5%	7.6%
Weighted average spread over LIBOR of all floating rate investments	6.6%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$687,614	16.0%	$483,813	15.9%
2	3,543,879	82.5	2,511,117	82.1
3	65,360	1.5	62,407	2.0
4	—	—	—	—
5	—	—	—	—
Total	$4,296,853	100.0%	$3,057,337	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,502,651	100.0%	$2,840,848	100.0%
Non-accrual	—	—	—	—
Total	$3,502,651	100.0%	$2,840,848	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Total Investment Income	$98.9	$40.5	$165.4	$75.3
Less: Expenses	52.3	18.6	92.9	37.4
Net Investment Income (Loss) Before Taxes	$46.6	$21.9	$72.5	$37.9
Less: Income taxes, including excise taxes	2.8	0.1	3.3	0.3
Net Investment Income (Loss) After Taxes	$43.8	$21.8	$69.2	$37.6
Net change in unrealized gain (loss)	51.1	44.3	92.9	(11.7)
Net realized gain (loss)	49.9	—	50.9	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$144.8	$66.1	$213.0	$25.9

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Interest income from investments	$87.4	$36.5	$145.5	$69.0
PIK interest income	8.4	3.7	16.0	4.7
Dividend income	2.4	—	2.7	—
Other income	0.7	0.3	1.2	1.6
Total investment income	$98.9	$40.5	$165.4	$75.3

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months ended June 30, 2021 and 2020

Investment income increased to $98.9 million for the three months ended June 30, 2021 from $40.5 million for the three months ended June 30, 2020 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $2.2 billion as of June 30, 2020, to $3.6 billion as of June 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $1.9 million to $28.4 million, for the three months ended June 30, 2020 and 2021, respectively. For the three months ended June 30, 2020 and 2021, $0.9 million and $26.4 million, respectively, were one-time prepayment fees. Payment-in-kind income remained flat at approximately 9% of interest income for the three months ended June 30, 2020 and June 30, 2021, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

For the Six Months ended June 30, 2021 and 2020

Investment income increased to $165.4 million for the six months ended June 30, 2021 from $75.3 million for the six months ended June 30, 2020 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $2.2 billion as of June 30, 2020, to $3.6 billion as of June 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $3.0 million to $38.1 million, for the six months ended June 30, 2020 and 2021, respectively. For the six months ended June 30, 2020 and 2021, $1.3 million and $30.8 million, respectively, were one-time prepayment fees. Payment-in-kind income increased from approximately 6% of interest income for the six months ended June 30, 2020 to approximately 10% of interest income for the six months ended June 30, 2021 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Interest expense	$22.3	$6.2	$42.3	$13.8
Management fees	10.7	7.8	21.3	15.2
Incentive fees	16.1	2.4	23.7	4.2
Professional fees	1.8	1.3	3.4	2.4
Directors' fees	0.3	0.2	0.5	0.4
Other general and administrative	1.1	0.7	1.8	1.4
Total expenses	$52.3	$18.6	$93.0	$37.4

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months ended June 30, 2021 and 2020

Total expenses increased to $52.3 million for the three months ended June 30, 2021from $18.6 million for the three months ended June 30, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $2.2 billion from $797.2 million period over period, along with an increase in the average interest rate to 3.7% from 2.7% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Six Months ended June 30, 2021 and 2020

Total expenses increased to $93.0 million for the six months ended June 30, 2021 from $37.4 million for the six months ended June 30, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $1.9 billion from $797.4 million period over period, along with an increase in the average interest rate to 4.0% from 3.0% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended June 30, 2021 and 2020, we accrued U.S. federal excise tax of $2.8 million and $71 thousand, respectively. For the six months ended June 30, 2021 and 2020, we accrued U.S. federal excise tax of $3.3 million and $258 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2021 and 2020, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$51.1	$44.3	$93.9	$(11.7)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—	(1.0)	—
Net change in unrealized gain (loss)	$51.1	$44.3	$92.9	$(11.7)

For the Three Months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to March 31, 2021. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to March 31, 2021, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Circle Internet Services, Inc.	$20.6
Robinhood Markets, Inc.	13.7
Algolia, Inc.	13.3
SLA Eclipse Co-Invest, L.P.	8.2
Remitly Global, Inc.	6.9
SalesLoft, Inc.	5.1
UserZoom Technologies, Inc.	4.7
Hg Saturn Luchaco Limited	2.4
MINDBODY, Inc.	1.7
Toast, Inc.	(30.2)
Remaining portfolio companies	4.7
Total	$51.1

For the Six Months ended June 30, 2021 and 2020

For the six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2020, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Circle Internet Services, Inc.	$24.6
Robinhood Markets, Inc.	13.6
Algolia, Inc.	13.3
Remitly Global, Inc.	9.4
SLA Eclipse Co-Invest, L.P.	8.7
Poshmark, Inc.	6.4
SalesLoft, Inc.	5.1
UserZoom Technologies, Inc.	4.7
EShares, Inc. (dba Carta)	4.4
Toast, Inc.	(5.4)
Remaining portfolio companies	9.1
Total	$93.9

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investments	$49.9	$—	$50.0	$—
Net realized gain (loss) on foreign currency transactions	—	—	1.0	—
Net realized gain (loss)	$49.9	$—	$51.0	$—

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 203% and 191%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2021, taken together with our uncalled Capital Commitments of $1.0 billion and available debt capacity of $1.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of June 30, 2021, we had $299.8 million in cash. During the period ended June 30, 2021, we used $896.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,837.0 billion, partially offset by sales of portfolio investments of $768.0 million, and other operating activities of $172.7 million. Lastly, cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $665.3 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $484.9 million, net of $36.3 million of distributions paid.

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

As of June 30, 2021, we had $3.1 billion in total Capital Commitments from our investors ($1.0 billion undrawn), of which $80.8 million is from entities affiliated with or related to the Adviser ($27.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an Exchange Listing.

During the six months ended June 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2021	June 25, 2021	25,571,599	$425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		41,627,569	$675.0

During the six months ended June 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 6, 2020	May 19, 2020	19,416,820	$274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,135,586	$636.2

Distributions

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On August 3, 2021, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 30, 2021, payable on or before November 15, 2021.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

	June 30, 2020
Date Declared	Record Date	Payment Date	Shares
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)(9)
Subscription Credit Facility	$700,000	$8,075	$447,012	$7,249
Revolving Credit Facility	1,040,000	362,022	677,978	354,561
SPV Asset Facility I	300,000	290,000	10,000	286,498
June 2025 Notes	210,000	210,000	—	205,501
December 2025 Notes	400,000	400,000	—	392,659
June 2026 Notes	375,000	375,000	—	367,920
January 2027 Notes	300,000	300,000	—	292,917
CLO 2020-1	200,000	200,000	—	197,192
Total Debt	$3,525,000	$2,145,097	$1,134,990	$2,104,497

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $0.8 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $7.5 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.5 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $4.5 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $7.3 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.1 million.
(8)	The carrying value of our January 2027 Notes is presented net of unamortized debt issuance costs of $7.1 million.
(9)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.8 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)
Subscription Credit Facility	$700,000	$105,849	$557,328	$103,970
Revolving Credit Facility	590,000	68,347	521,653	62,037
SPV Asset Facility I	300,000	290,000	10,000	286,309
June 2025 Notes	210,000	210,000	—	205,011
December 2025 Notes	400,000	400,000	—	391,931
June 2026 Notes	375,000	375,000	—	367,804
CLO 2020-1	200,000	200,000	—	197,056
Total Debt	$2,775,000	$1,649,196	$1,088,981	$1,614,118

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $1.9 million.
(3)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.3 million.
(4)	The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.7 million.
(5)	The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $5.0 million.
(6)	The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $8.1 million.
(7)	The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $7.2 million.
(8)	The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$20,253	$5,376	$38,195	$12,200
Amortization of debt issuance costs	2,094	773	4,109	1,583
Total Interest Expense	$22,347	$6,149	$42,304	$13,783
Average interest rate	3.71%	2.67%	3.99%	3.04%
Average daily borrowings	$2,161,379	$797,212	$1,906,304	$797,362

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2021 and the fiscal years ended December 31, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2021 (unaudited)	$362.0	$2,032.7	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility
June 30, 2021 (unaudited)	$8.1	$2,032.7	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
June 30, 2021 (unaudited)	$290.0	$2,032.7	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
June 2025 Notes
June 30, 2021 (unaudited)	$210.0	$2,032.7	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
June 30, 2021 (unaudited)	$400.0	$2,032.7	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
June 30, 2021 (unaudited)	$375.0	$2,032.7	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
June 30, 2021 (unaudited)	$300.0	$2,032.7	—	N/A
CLO 2020-1
June 30, 2021 (unaudited)	$200.0	$2,032.7	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on our portfolio of investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million on September 3,

2020). The Revolving Credit Facility includes a $50 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

January 2027 Notes

On June 14, 2021, we issued $300 million aggregate principal amount of 2.500% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between us and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture.

The January 2027 Notes bear interest at a rate of 2.500% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The January 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the January 2027 Indenture, occurs prior to maturity, holders of the January 2027 Notes will have the right, at their option, to require us  to repurchase for cash some or all of the January 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	$2,872	$—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,040	6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured revolving loan	12,737	12,737
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	7,500	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
ConnectWise, LLC	First lien senior secured revolving loan	13,035	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	17,826	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	5,435	5,435
Diligent Corporation	First lien senior secured delayed draw term loan	4,570	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
Granicus, Inc.	First lien senior secured delayed draw term loan	1,151	—
Granicus, Inc.	First lien senior secured delayed draw term loan	5,600	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3,400	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,517	2,844
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,800
Kaseya Inc.	First lien senior secured revolving loan	1,250	1,250

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Thunder Purchaser, Inc.	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc.	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	2,500	—
Total Unfunded Portfolio Company Commitments		$273,647	$199,510

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of June 30, 2021, we had $3.1 billion in total Capital Commitments from our investors ($1.0 billion undrawn), of which $80.8 million is from entities affiliated with or related to our Adviser ($27.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to our Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2021, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of June 30, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$8.1	$8.1	$—	$—	$—
Revolving Credit Facility	362.0	—	—	362.0	—
SPV Asset Facility I	290.0	—	—	—	290.0
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	400.0	—	—	400.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	—	300.0
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,145.1	$8.1	$—	$1,347.0	$790.0

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Dealer Manager Agreement;
•	the Placement Agent Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018 and 2019 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of June 30, 2021, 97.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.91%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$77.7	$25.8	$51.9
Up 200 basis points	$42.8	$17.2	$25.6
Up 100 basis points	$7.9	$8.6	$(0.7)
Up 50 basis points	$1.2	$4.3	$(3.1)
Down 25 basis points	$(0.3)	$(1.6)	$1.3
Down 50 basis points	$(0.3)	$(2.5)	$2.2

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the funds managed by the Adviser or its affiliates, comprising Owl Rock and the private funds managed by Dyal, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matter that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executive and employees of our Adviser will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Dyal Clients may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules.  The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On May 14, 2021, pursuant to our dividend reinvestment plan, we issued 481,892 shares of our common stock, at a price of $15.32 per share, to stockholders of record as of March 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Investment Team and Investment Committee

The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the investment committee. The Investment committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and, as of September 1, 2021, Jon Ten Oever. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The investment committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the investment committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the members of the investment committee. Follow-on investments in existing portfolio companies may require the investment committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee.

Mr. ten Oever, 49, is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Technology Credit for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser. Prior to joining Owl Rock in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2007 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals.  Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2007 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a B.A. from Huron College at the University of Western Ontario in 1994 and a J.D. from the Yale Law School in 1997.

Executive Officers

On August 9, 2021, the Board, appointed Jonathan Lamm to serve as the Company's Chief Financial Officer and Chief Operating Officer, effective September 1, 2021. The Board also appointed Alan Kirshenbaum, who currently serves as the Company's Chief Financial Officer, Chief Operating Officer and Treasurer, to serve as the Company's Executive Vice President, and Matthew Swatt and Shari Withem to serve as the Company's Co-Treasurers, each effective September 1, 2021.

Mr. Lamm, 47, is a Managing Director of Blue Owl, Chief Financial Officer and Chief Operating Officer of the Company and Owl Rock Capital Corporation and a Vice President of Owl Rock Capital Corporation III. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt, 33, is a Principal of Blue Owl and serves as the Co-Controller for each of the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and Owl Rock Core Income Corp. (the “Owl Rock BDCs”) and, effective September 1, 2021, will serve as Co-Treasurer for the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Capital Corporation III and as the Co-Chief Accounting Officer for Owl Rock Capital Corporation II and Owl Rock Capital Corporation III. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PricewaterhouseCoopers LLP where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem, 38, is a Principal of Blue Owl and serves as the Co-Controller for each of the Owl Rock BDCs and, effective September 1, 2021, will serve as Co-Treasurer for the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II and Owl Rock Capital Corporation III and as the Co-Chief Accounting Officer for Owl Rock Capital Corporation II and Owl Rock Capital Corporation III. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of TPG Special Situation Partners, a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Biographical and other information about Mr. Kirshenbaum can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 9, 2021 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on August 10, 2018).

4.1*

Fourth Supplemental Indenture, dated June 14, 2021, relating to the 2.500% note due 2027, by and between the Company and Wells Fargo Bank, National Association as trustee, including the form of Global Note attached thereto

10.1

Amended and Restated Investment Advisory Agreement between Owl Rock Technology Finance Corp. and Owl Rock Technology Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.2

Amended and Restated Administration Agreement between Owl Rock Technology Finance Cop. and Owl Rock Technology Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics.

________________

*Filed herein

**Furnished herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: August 12, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: August 12, 2021	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer