Form 10-Q
period 2021-09-30
Owl Rock Technology Finance Corp.
filed 2021-11-10
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2021

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

Large accelerated filer ☐ Emerging growth company ☐ Small reporting company ☐

Non-accelerated filer ☒ Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 9, 2021, the registrant had 200,204,373 shares of common stock, $0.01 par value per share, outstanding.

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

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,784,391 and $2,915,096, respectively)	$5,121,702	$2,957,337
Non-controlled, affiliated investments (amortized cost of $233,916 and $100,002, respectively)	247,550	100,000
Total investments at fair value (amortized cost of $5,018,307 and $3,015,098, respectively)	5,369,252	3,057,337
Cash	623,180	82,236
Interest receivable	23,175	17,304
Dividend income receivable	6,153	375
Subscription receivable	19,341	—
Prepaid expenses and other assets	2,053	611
Total Assets	$6,043,154	$3,157,863
Liabilities
Debt (net of unamortized debt issuance costs of $43,857 and $35,079, respectively)	$2,865,458	$1,614,118
Management fee payable	12,194	9,335
Distribution payable	29,264	21,107
Incentive fee payable	45,658	6,682
Payables to affiliates	2,611	2,271
Accrued expenses and other liabilities	29,025	7,471
Total Liabilities	$2,984,210	$1,660,984
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 170,804,165 and 100,586,224 shares issued and outstanding, respectively	$1,708	$1,006
Additional paid-in-capital	2,645,851	1,449,943
Total distributable earnings (losses)	411,385	45,930
Total Net Assets	$3,058,944	$1,496,879
Total Liabilities and Net Assets	$6,043,154	$3,157,863
Net Asset Value Per Share	$17.91	$14.88

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$68,355	$38,102	$213,923	$105,829
Payment-in-kind interest income	9,274	6,327	25,245	11,040
Dividend income	—	—	29	—
Other income	1,455	393	2,610	1,979
Total investment income from non-controlled, non-affiliated investments	79,084	44,822	241,807	118,848
Investment income from non-controlled, affiliated investments:
Interest income	—	585	—	1,817
Dividend income	6,749	72	9,415	72
Total investment income from non-controlled, affiliated investments	6,749	657	9,415	1,889
Total Investment Income	85,833	45,479	251,222	120,737
Expenses
Interest expense	$25,020	$9,274	$67,324	$23,057
Management fees	12,194	8,298	33,492	23,496
Incentive fees	27,081	4,405	50,751	8,586
Professional fees	2,487	1,364	5,837	3,764
Directors' fees	244	179	753	629
Other general and administrative	1,695	781	3,450	2,138
Total Expenses	68,721	24,301	161,607	61,670
Net Investment Income (Loss) Before Taxes	17,112	21,178	89,615	59,067
Excise tax expense	426	77	3,753	335
Net Investment Income (Loss) After Taxes	16,686	21,101	85,862	58,732
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$215,389	$31,622	$299,755	$11,965
Non-controlled, affiliated investments	4,130	(9)	13,635	7,964
Translation of assets and liabilities in foreign currencies	(309)	(286)	(1,264)	(283)
Total Net Change in Unrealized Gain (Loss)	219,210	31,327	312,126	19,646
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$7,854	$33	$57,828	$5
Foreign currency transactions	(21)	286	943	283
Total Net Realized Gain (Loss)	7,833	319	58,771	288
Net Increase (Decrease) in Net Assets Resulting from Operations	$243,729	$52,747	$456,759	$78,666
Earnings (Loss) Per Share - Basic and Diluted	$1.69	$0.53	$3.73	$0.98
Weighted Average Shares Outstanding - Basic and Diluted	144,239,069	98,747,212	122,446,549	80,506,651

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(4)(5)(13)	Second lien senior secured loan	L + 7.75%	2/1/2029	87,500	$86,251	$86,844	2.8%
				87,500	86,251	86,844	2.8%
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	58,973	59,901	2.0%
Apptio, Inc.(4)(7)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,272	1,308	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,642	57,039	1.9%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	556	570	-%
CivicPlus, LLC(4)(7)(13)	First lien senior secured loan	L + 6.25%	8/24/2027	35,200	34,853	34,848	1.1%
CivicPlus, LLC(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	8/24/2023	-	-	-	-%
CivicPlus, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	-	(32)	(33)	-%
Diamondback Acquisition, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	9/13/2028	102,149	100,117	100,106	3.3%
Diamondback Acquisition, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(202)	(204)	-%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.25%	8/4/2025	22,651	22,242	22,424	0.7%
Diligent Corporation(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	985	897	939	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(29)	(15)	-%
Gainsight, Inc.(4)(8)(13)	First lien senior secured loan	L + 6.25%	7/30/2027	30,000	29,487	29,475	1.0%
Gainsight, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	-	(89)	(92)	-%
GovBrands Intermediate, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	8/4/2027	64,486	62,909	62,874	2.1%
GovBrands Intermediate, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	-	(258)	(265)	-%
GovBrands Intermediate, Inc.(4)(11)(13)(15)	First lien senior secured revolving loan	P + 4.50%	8/4/2027	2,263	2,098	2,093	0.1%
Granicus, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.25%	1/29/2027	29,810	29,163	29,289	1.0%
Granicus, Inc.(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	3,382	3,297	3,307	0.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	-	(56)	(46)	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/24/2026	47,268	46,896	47,031	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	4/1/2022	-	(6)	-	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/24/2026	-	(26)	(17)	-%
MessageBird BidCo B.V.(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,489	117,600	3.9%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(7)(13)	First lien senior secured loan	L + 5.75%	4/22/2027	41,563	40,683	40,731	1.3%
Velocity HoldCo III Inc. (dba Velocity EHS)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(51)	(50)	-%
				618,575	606,825	608,813	20.0%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.00%	12/3/2027	141,836	140,044	140,759	4.6%
AxiomSL Group, Inc.(4)(7)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	-	(11)	-	-%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(185)	(117)	-%
				141,836	139,848	140,642	4.6%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(7)	First lien senior secured loan	L + 7.25%	6/13/2025	58,405	57,507	58,112	1.9%
Dude Solutions Holdings, Inc.(4)(7)	First lien senior secured loan	L + 7.25%	11/30/2026	13,989	13,603	13,919	0.5%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	-	(96)	(35)	-%
				72,394	71,014	71,996	2.4%
Construction & Engineering
Dodge Data & Analytics LLC(4)(7)(13)	First lien senior secured loan	L + 7.50%	4/14/2026	49,876	48,953	49,003	1.6%
Dodge Data & Analytics LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(52)	(50)	-%
				49,876	48,901	48,953	1.6%
Diversified Consumer Services
Instructure, Inc.(4)(5)(13)	First lien senior secured loan	L + 5.50%	3/24/2026	71,467	70,458	71,467	2.3%
Instructure, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	-	(69)	-	-%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.75%	5/29/2026	157,090	155,415	157,090	5.1%
Litera Bidco LLC(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,880	2,796	2,880	0.1%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	-	(68)	-	-%
Muine Gall, LLC(4)(9)(13)(20)(22)	First lien senior secured loan	L + 7.00% (incl. 7.00% PIK)	9/20/2024	200,000	200,000	200,000	6.5%
Relativity ODA LLC(4)(5)(13)	First lien senior secured loan	L + 8.50% (incl. 7.50% PIK)	5/12/2027	115,912	114,309	114,463	3.8%
Relativity ODA LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(158)	(141)	-%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,820	8,728	8,719	0.3%
				556,169	551,411	554,478	18.1%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(13)(22)(26)	Unsecured facility	G + 6.00% (incl. 6.00% PIK)	8/28/2025	72,174	70,758	71,994	2.4%
Hg Saturn Luchaco Limited(4)(12)(13)(22)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	126,245	128,312	124,983	4.1%
Smarsh Inc.(4)(7)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,401	31,710	1.0%
				230,369	230,471	228,687	7.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/13/2025	72,253	71,573	71,531	2.3%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	-	(34)	(46)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,184	52,655	53,184	1.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(28)	-	-%
				125,437	124,166	124,669	4.0%
Health Care Technology
BCPE Osprey Buyer, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	8/23/2028	117,672	115,819	115,790	3.8%
BCPE Osprey Buyer, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	-	(501)	(319)	-%
BCPE Osprey Buyer, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	-	(158)	(161)	-%
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,595	19,332	19,635	0.7%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,803	95,677	3.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	2/20/2026	154,245	152,623	153,860	5.0%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,218	1,162	1,203	-%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,329	93,471	92,678	3.0%
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(34)	(88)	-%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,807	9,800	0.3%
Datix Bidco Limited (dba RLDatix)(4)(13)(22)(25)	First lien senior secured loan	G + 4.50%	4/28/2025	860	859	842	-%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,571	19,600	0.6%
Datix Bidco Limited (dba RLDatix)(4)(13)(22)(25)	Second lien senior secured loan	G + 7.75%	4/27/2026	8,989	8,983	8,809	0.3%
				521,750	515,737	517,326	16.8%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	69,240	68,819	68,547	2.2%
MINDBODY, Inc.(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 7.00%	1/31/2022	-	-	-	-%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(40)	(71)	-%
				69,240	68,779	68,476	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,940	62,187	2.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,225	4,160	4,188	0.1%
				66,725	66,100	66,375	2.1%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,595	10,795	0.4%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.50%	8/27/2025	55,279	54,626	55,141	1.8%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	-	(36)	(9)	-%
				66,112	65,185	65,927	2.2%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	3/31/2027	33,541	33,072	31,528	1.0%
				33,541	33,072	31,528	1.0%
IT Services
Kaseya Inc.(4)(7)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	47,386	46,779	47,386	1.6%
Kaseya Inc.(4)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	9/8/2023	-	(60)	-	-%
Kaseya Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	-	(29)	-	-%
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,556	132,667	4.3%
Pluralsight, LLC(4)(8)(13)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	157,972	157,900	5.2%
Pluralsight, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(92)	(100)	-%
				340,214	336,126	337,853	11.1%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	394	370	393	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,718	19,900	0.7%
				20,394	20,088	20,293	0.7%
Professional Services
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.25%	12/12/2024	120,195	119,149	120,195	3.9%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	-	(19)	-	-%
Proofpoint, Inc.(4)(6)(13)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,727	54,725	1.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(7)(13)	First lien senior secured loan	L + 5.75%	8/17/2028	133,291	131,993	132,291	4.3%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(7)(13)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	-	-	-	-%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	-	(75)	(59)	-%
				308,486	305,775	307,152	10.0%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,354	37,121	35,673	1.2%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,746	7,409	7,397	0.2%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,044	2,847	0.1%
REALPAGE, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,747	53,550	1.8%
				100,652	99,321	99,467	3.3%
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	150,878	152,102	5.0%
Acquia Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	943	863	943	-%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,431	7,500	0.2%
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 6.00%	3/2/2028	80,308	78,425	78,702	2.6%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	-	(217)	(163)	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,932	25,250	0.8%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,320	148,889	4.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	-	(567)	-	-%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	83,424	82,302	83,216	2.7%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(113)	(21)	-%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,909	20,000	0.7%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	12/1/2028	21,000	20,423	20,738	0.7%
				539,166	529,586	537,156	17.6%
Thrifts & Mortgage Finance
Blend Labs, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.50%	6/30/2026	112,500	109,868	110,250	3.6%
Blend Labs, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/30/2026	-	(119)	(250)	-%
				112,500	109,749	110,000	3.6%
Total non-controlled/non-affiliated portfolio company debt investments				$4,060,936	$4,008,405	$4,026,635	131.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock	N/A	N/A	16,377	6,894	6,878	0.2%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock	N/A	N/A	5,052	2,122	2,122	0.1%
					9,016	9,000	0.3%
Application Software
Alpha Partners Technology Merger Corp(22)(24)	Common Stock	N/A	N/A	2,000,000	20,025	18,989	0.6%
Alpha Partners Technology Merger Corp(22)(24)	Sponsor Shares	N/A	N/A	100,000	1,000	2,511	0.1%
EShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(18)(24)	Preferred Stock	N/A	N/A	15,000,000	14,636	14,738	0.5%
MessageBird BidCo B.V.(13)(18)(22)(24)	Warrants	N/A	N/A	19,153	1,174	1,176	-%
Nylas, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,002	15,000	0.5%
					53,845	59,946	1.9%
Capital Markets
Robinhood Markets, Inc.(18)(22)(24)	Common Stock	N/A	N/A	2,416,000	64,302	95,565	3.1%
					64,302	95,565	3.1%
Construction & Engineering
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(13)(18)(24)	Series A Preferred Stock	N/A	N/A	3,333,333	5,000	5,000	0.2%
					5,000	5,000	0.2%
Consumer Finance
Remitly Global, Inc (18)(24)	Series E Preferred Stock	N/A	N/A	1,678,810	10,008	56,067	1.8%
Remitly Global, Inc (18)(24)	Series F Preferred Stock	N/A	N/A	1,093,421	10,000	36,517	1.2%
					20,008	92,584	3.0%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(18)(24)	LP Interest	N/A	N/A	15,000,000	15,153	25,451	0.8%
Cyxtera Technologies, Inc.(22)(24)(27)	Common Stock	N/A	N/A	1,500,000	15,009	13,875	0.5%
					30,162	39,326	1.3%
Diversified Financial Services
Revolut Ribbit Holdings, LLC(18)(24)	LLC Interest	N/A	N/A	75,000	75,005	75,000	2.4%
					75,005	75,000	2.4%
Hotels, Restaurants & Leisure
Toast, Inc.(18)(24)	Warrants	N/A	N/A	1,217,038	42,580	179,637	5.9%
					42,580	179,637	5.9%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(18)(24)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	50,000	1.6%
Klaviyo, Inc.(18)(24)	Common Stock	N/A	N/A	1,198,270	40,018	40,000	1.3%
Linked Store Cayman Ltd (dba Nuvemshop)(13)(18)(22)(24)	Series E Preferred Stock	N/A	N/A	19,499	42,489	42,488	1.4%
					132,532	132,488	4.3%
IT Services
E2Open Parent Holdings, Inc.(18)(22)(24)(27)	Class A Common Stock	N/A	N/A	1,650,943	17,504	18,656	0.6%
JumpCloud, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	6,679,245	40,007	40,000	1.3%
Replicated, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	20,000	0.7%
					77,519	78,656	2.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Ginkgo Bioworks Holdings, Inc.(22)(24)(27)	Class A Common Stock	N/A	N/A	1,701,267	17,013	19,718	0.6%
					17,013	19,718	0.6%
Professional Services
Arctic Wolf Networks, Inc.(18)(24)	Preferred Stock	N/A	N/A	3,032,840	25,011	29,564	1.0%
Thunder Topco L.P. (dba Vector Solutions)(13)(18)(24)	Common Units	N/A	N/A	7,857,410	7,857	7,857	0.3%
					32,868	37,421	1.3%
Systems Software
Algolia, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,376	0.8%
Algolia, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	136,776	4,000	4,000	0.1%
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,402	1.5%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.4%
Circle Internet Services, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	-%
Circle Internet Services, Inc.(18)(24)	Warrants	N/A	N/A	244,580	-	2,515	0.1%
Exabeam, Inc.(13)(18)(24)	Series F Preferred Stock	N/A	N/A	2,051,634	59,880	59,880	2.0%
Exabeam, Inc.(13)(18)(24)	Common Stock	N/A	N/A	1,289,034	35,745	35,741	1.2%
Help SP SCF Investor, LP(18)(24)	LP Interest	N/A	N/A	59,332,500	59,379	60,734	2.0%
Illumio, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.5%
Illumio, Inc.(18)(24)	Common Stock	N/A	N/A	358,365	2,407	2,407	0.1%
					211,511	266,303	8.7%
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(18)(24)	Common Stock	N/A	N/A	650,861	3,000	2,720	0.1%
Blend Labs, Inc.(13)(18)(24)	Warrants	N/A	N/A	299,216	1,625	1,703	0.1%
					4,625	4,423	0.2%
Total non-controlled/non-affiliated portfolio company equity investments					$775,986	$1,095,067	35.8%
Total non-controlled/non-affiliated portfolio company investments					$4,784,391	$5,121,702	167.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
SalesLoft, Inc.(13)(18)(21)(24)	Series E Preferred Stock	N/A	N/A	8,660,919	49,075	54,100	1.8%
SalesLoft, Inc.(13)(18)(21)(24)	Common Stock	N/A	N/A	181,776	927	1,016	-%
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock	10.00% PIK	N/A	12,000,769	51,564	60,359	2.0%
					101,566	115,475	3.8%
Systems Software
Split Software, Inc.(18)(21)(24)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	30,000	1.0%
					30,005	30,000	1.0%
Internet & Direct Marketing Retail
Signifyd Inc.(18)(21)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	102,345	102,075	3.3%
					102,345	102,075	3.3%
Total non-controlled/affiliated portfolio company equity investments					$233,916	$247,550	8.1%
Total non-controlled/affiliated portfolio company investments					$233,916	$247,550	8.1%
Total Investments					$5,018,307	$5,369,252	175.5%

________________

(1)
Unless otherwise indicated, all investments are considered Level 3 investments and are income producing.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
As of September 30, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $349.8 million based on a tax cost basis of $5.0 billion. As of September 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $11.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $360.9 million.
(4)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(6)
The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2021 was 0.11%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(9)
The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2021 was 0.24%.
(10)
The interest rate on these loans is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2021 was 0.55%.
(11)
The interest rate on these loans is subject to Prime, which as of September 30, 2021 was 3.25%.
(12)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2021 was 0.17%.
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
(18)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $1,287.5 million or 42.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
E2Open Parent Holdings, Inc.	Class A Common Stock	August 27, 2021
Help SP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Linked Store Cayman Ltd (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Warrants	May 5, 2021
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Remitly Global, Inc.	Series E Preferred Stock	May 30, 2019
Remitly Global, Inc.	Series F Preferred Stock	August 3, 2020
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Robinhood Markets, Inc.	Common Stock	February 1, 2021
SalesLoft, Inc.	Common Stock	December 24, 2020
SalesLoft, Inc.	Series E Preferred Stock	December 24, 2020
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020

(19)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and CLO 2020-1. See Note 6 “Debt”.
(20)
This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I and CLO 2020-1. See Note 6 "Debt".
(21)
Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2021	Other Income	Interest Income
UserZoom Technologies, Inc.	$50,000	$1,562	$—	$8,797	$—	$—	$60,359	$5,043	$—
SalesLoft, Inc.	50,000	2	—	$5,114	—	—	55,116	—	—
Signifyd Inc.	—	102,345	—	$(270)	—	—	102,075	4,372	—
Split Software, Inc.	—	30,005	—	$(5)	—	—	30,000	—	—
Total	$100,000	$133,914	$—	$13,636	$—	$—	$247,550	$9,415	$—

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
(22)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2021, non-qualifying assets represented 20.0% of total assets as calculated in accordance with the regulatory requirements.
(23)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(24)
Non-income producing investment.
(25)
The interest rate on this loan is subject to 1 month GBPLIBOR, which as of September 30, 2021 was 0.05%.
(26)
The interest rate on this loan is subject to 3 month GBPLIBOR, which as of September 30, 2021 was 0.08%.
(27)
Level 1 investment.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Portfolio company debt investments
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	$58,794	$59,602	4.0%
Apptio, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	-	(44)	(16)	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.75%	2/28/2024	57,039	56,529	56,753	3.8%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.75%	2/28/2024	570	552	559	-%
Diligent Corporation(4)(8)	First lien senior secured loan	L + 6.25%	8/4/2025	18,813	18,374	18,436	1.2%
Diligent Corporation(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	-	(105)	(91)	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(35)	(30)	-%
eShares, Inc. (dba Carta)(18)	Series E Preferred Stock			186,904	2,008	3,106	0.2%
Granicus, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.00%	8/21/2026	65,097	63,544	65,749	4.4%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	-	(97)	-	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)	First lien senior secured loan	L + 5.75%	5/24/2024	40,704	40,303	40,092	2.7%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	1,957	1,913	1,910	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/24/2024	-	(27)	(43)	-%
The Ultimate Software Group, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	5/3/2027	2,500	2,477	2,550	0.2%
				433,485	244,186	248,577	16.6%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	12/3/2027	107,263	105,668	105,654	7.1%
AxiomSL Group, Inc.(4)(7)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	-	(188)	(191)	-%
				107,263	105,480	105,463	7.1%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(8)	First lien senior secured loan	L + 7.50%	6/13/2025	58,699	57,651	57,818	3.9%
Dude Solutions Holdings, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	11/30/2026	14,059	13,609	13,848	0.9%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/13/2025	-	(115)	(104)	-%
				72,758	71,145	71,562	4.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Instructure, Inc. (4)(7)(13)	First lien senior secured loan	L + 7.00%	3/24/2026	112,881	111,201	112,881	7.5%
Instructure, Inc. (4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	-	(81)	-	-%
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.25%	5/29/2026	121,053	119,613	120,449	8.0%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	-	(80)	(41)	-%
Maverick Bidco Inc.(4)(8)	First lien senior secured loan	L + 6.25%	4/28/2023	29,502	28,690	28,910	1.9%
Maverick Bidco Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.25%	11/6/2021	-	(83)	(136)	-%
Paysimple, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	8/23/2025	44,734	44,103	43,280	2.9%
Paysimple, Inc.(4)(5)	First lien senior secured delayed draw term loan	L + 5.50%	8/23/2025	14,558	14,312	14,085	0.9%
Transact Holdings, Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,888	8,781	8,688	0.6%
				331,616	326,456	328,116	21.8%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(12)(13)(22)	Unsecured Facility	G+ 7.50% (incl. 7.50% PIK)	8/28/2025	68,347	65,713	69,373	4.6%
Smarsh Inc.(4)(7)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,323	31,311	2.1%
				100,297	97,036	100,684	6.7%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	46,739	46,289	45,337	3.0%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	-	(42)	(137)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.25%	5/14/2026	53,591	52,987	53,055	3.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	-	(34)	(38)	-%
				100,330	99,200	98,217	6.5%
Health Care Technology
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	First lien senior secured loan	L + 5.00%	4/19/2025	10,000	9,767	9,800	0.7%
Datix Bidco Limited (dba RLDatix)(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/19/2026	20,000	19,516	19,600	1.3%
Definitive Healthcare Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	7/16/2026	98,867	98,066	97,878	6.5%
Definitive Healthcare Holdings, LLC(4)(7)(13)(15)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	3,903	3,766	3,864	0.3%
Definitive Healthcare Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	-	(38)	(54)	-%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 7.00%	7/7/2025	32,940	32,547	33,131	2.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	2/20/2026	87,452	86,472	86,141	5.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(17)(22)	First lien senior secured delayed draw term loan	L + 6.25%	2/20/2026	3,017	2,984	2,971	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,501	1,421	1,388	0.1%
Interoperability Bidco, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	95,052	94,075	91,963	6.1%
Interoperability Bidco, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	-	(10)	(213)	-%
Interoperability Bidco, Inc.(4)(7)(13)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	5,000	4,957	4,838	0.3%
Project Ruby Ultimate Parent Corp.(4)(5)(13)	First lien senior secured loan	L + 4.25%	2/9/2024	11,737	11,562	11,561	0.8%
Project Ruby Ultimate Parent Corp.(4)(5)(13)	Second lien senior secured loan	L + 8.25%	2/9/2025	12,800	12,545	12,544	0.8%
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(5)(13)(14)	First lien senior secured loan	L + 4.50%	2/11/2026	19,694	19,388	19,641	1.3%
				401,963	397,018	395,053	26.4%
Hotels, Restaurants & Leisure
Airbnb, Inc.(4)(7)	First lien senior secured loan	L + 7.50%	4/17/2025	24,875	24,320	26,865	1.8%
DoorDash, Inc.(18)	Convertible Note	10.00% PIK	3/1/2025	108,048	106,934	109,129	7.3%
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	68,455	67,955	62,979	4.2%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(49)	(572)	-%
Toast, Inc.(18)	Convertible Note	8.50% (incl. 4.25% PIK)	6/15/2027	153,382	152,154	157,600	10.4%
				354,760	351,314	356,001	23.7%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,877	61,875	4.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	-	(75)	(75)	-%
				62,500	61,802	61,800	4.1%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 6.50%	8/4/2025	23,186	22,466	23,332	1.6%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,701	54,926	54,866	3.7%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(43)	(56)	-%
				78,887	77,349	78,142	5.3%
Internet & Direct Marketing Retail
Poshmark, Inc.(18)	Convertible Note	0%	9/15/2023	50,000	51,653	52,500	3.5%
				50,000	51,653	52,500	3.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
IT Services
BCPE Nucleon (DE) SPV, LP(4)(7)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	150,000	147,765	147,750	9.9%
ConnectWise, LLC(4)(7)(13)	First lien senior secured loan	L + 5.25%	2/28/2025	126,689	125,512	126,689	8.4%
ConnectWise, LLC(4)(5)(13)(15)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	3,476	3,354	3,476	0.2%
Kaseya Traverse Inc.(4)(8)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	5/2/2025	36,336	35,824	36,065	2.4%
Kaseya Traverse Inc.(4)(8)(15)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	1,201	1,165	1,182	0.1%
Kaseya Traverse Inc.(4)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	3/4/2022	-	(29)	-	-%
				317,702	313,591	315,162	21.0%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	397	369	390	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,686	19,500	1.3%
				20,397	20,055	19,890	1.3%
Professional Services
Gerson Lehrman Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 4.75%	12/12/2024	45,731	45,348	45,731	3.1%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	-	(24)	-	-%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)	First lien senior secured loan	L + 5.50%	11/21/2025	103,058	102,301	102,543	6.9%
Lightning Midco, LLC (dba Vector Solutions)(4)(8)(13)(15)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	3,272	3,214	3,222	0.2%
				152,061	150,839	151,496	10.2%
Real Estate Management & Development
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.0% (incl. 1.25% PIK)	11/28/2024	37,292	36,931	35,614	2.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,026	2,847	0.2%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	7,708	7,378	7,361	0.5%
				48,052	47,335	45,822	3.1%
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	110,246	109,317	109,694	7.3%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(95)	(59)	-%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,426	7,425	0.5%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,903	25,000	1.7%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,902	19,900	1.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	77,692	76,441	76,721	5.1%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(135)	(104)	-%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.75%	4/16/2026	125,000	121,597	124,687	8.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	-	(660)	(63)	-%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	10/30/2028	21,000	20,379	20,370	1.4%
SURF HOLDINGS, LLC (dba Sophos Group plc)(4)(7)(13)(22)	Second lien senior secured loan	L + 8.00%	3/6/2028	50,481	49,322	49,976	3.3%
				436,919	428,397	433,547	28.9%
Total non-controlled/non-affiliated portfolio company debt investments				$3,068,990	$2,842,856	$2,862,032	191.0%

Equity investments
Consumer Finance
Remitly Global, Inc (18)	Series E Preferred Stock			1,678,810	$10,008	$13,689	0.9%
Remitly Global, Inc (18)	Series F Preferred Stock			1,093,421	10,000	10,000	0.7%
					20,008	23,689	1.6%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(18)(20)	Series B Preferred Stock			1,641,929	15,153	16,950	1.1%
					15,153	16,950	1.1%
Internet & Direct Marketing Retail
Poshmark, Inc.(18)	Common Stock			303,529	5,162	6,829	0.5%
					5,162	6,829	0.5%
Systems Software
Algolia, Inc.(18)	Series C Preferred Stock			970,281	10,000	12,838	0.9%
Circle Internet Services, Inc.(18)	Series D Preferred Stock			2,934,961	15,000	26,415	1.8%
Circle Internet Services, Inc.(18)	Series E Preferred Stock			821,806	6,917	7,396	0.5%
Circle Internet Services, Inc.(18)	Warrants			244,580	-	1,188	0.1%
					31,917	47,837	3.3%
Total non-controlled/non-affiliated portfolio company equity investments					$72,240	$95,305	6.5%
Total non-controlled/non-affiliated portfolio company investments					$2,915,096	$2,957,337	197.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
SalesLoft, Inc.(13)(18)(21)	Series E Preferred Stock			8,660,919	$49,073	$49,073	3.3%
SalesLoft, Inc.(13)(18)(21)	Common Stock			181,776	927	927	0.1%
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock			12,000,769	50,002	50,000	3.3%
					100,002	100,000	6.7%
Total non-controlled/affiliated portfolio company equity investments					$100,002	$100,000	6.7%
Total non-controlled/affiliated portfolio company investments					$100,002	$100,000	6.7%
Total Investments					$3,015,098	$3,057,337	204.2%

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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$16,686	$21,101	$85,862	$58,732
Net change in unrealized gain (loss)	219,210	31,327	312,126	19,646
Realized gain (loss)	7,833	319	58,771	288
Net Increase (Decrease) in Net Assets Resulting from Operations	243,729	52,747	456,759	78,666
Distributions
Distributions declared from earnings	(29,264)	(21,554)	(91,304)	(55,659)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(29,264)	(21,554)	(91,304)	(55,659)
Capital Share Transactions
Issuance of common shares	499,978	10,000	1,174,970	646,226
Reinvestment of distributions	8,689	5,091	21,640	12,502
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	508,667	15,091	1,196,610	658,728
Total Increase/(Decrease) in Net Assets	723,132	46,284	1,562,065	681,735
Net Assets, at beginning of period	2,335,812	1,412,623	1,496,879	777,172
Net Assets, at end of period	$3,058,944	$1,458,907	$3,058,944	$1,458,907

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$456,759	$78,666
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,062,226)	(1,229,358)
Proceeds from investments and investment repayments, net	1,164,284	270,122
Net amortization of discount on investments	(18,682)	(6,205)
Net change in unrealized (gain) loss on investments	(313,390)	(19,929)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	1,238	283
Net realized (gain) loss on investments	(57,863)	(5)
Net realized (gain) loss on foreign currency transactions relating to investments	(6)	3
Paid-in-kind interest	(25,079)	(7,967)
Paid-in-kind dividend	(3,637)	—
Amortization of debt issuance costs	6,580	2,709
Amortization of offering costs	201	252
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,249)	(5,621)
(Increase) decrease in dividend income receivable	(5,778)	(72)
(Increase) decrease in paid-in-kind interest receivable	1,378	(4,019)
(Increase) decrease in prepaid expenses and other assets	(1,562)	(399)
Increase (decrease) in management fee payable	2,859	1,487
Increase (decrease) in incentive fee payable	38,976	3,026
Increase (decrease) in payables to affiliates	340	458
Increase (decrease) in accrued expenses and other liabilities	21,554	7,461
Net cash used in operating activities	(1,801,303)	(909,108)
Cash Flows from Financing Activities
Borrowings on debt	3,091,557	2,067,862
Payments on debt	(1,828,000)	(1,862,994)
Debt issuance costs	(15,358)	(20,910)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,155,629	646,213
Offering costs paid	(74)	(234)
Distributions paid	(61,507)	(33,379)
Net cash provided by financing activities	2,342,247	796,558
Net increase (decrease) in cash	540,944	(112,550)
Cash, beginning of period	82,236	142,363
Cash, end of period	$623,180	$29,813

Supplemental and Non-Cash Information
Interest paid during the period	$42,047	$13,620
Distributions declared during the period	$91,304	$55,659
Reinvestment of distributions during the period	$21,640	$12,502
Distribution payable	$29,264	$21,554
Subscription receivable	$19,341	$13
Taxes, including excise tax, paid during the period	$324	$108
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, no investments are on non-accrual status.

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

For the three months ended September 30, 2021 and 2020, the Company incurred expenses of approximately $0.9 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the nine months ended September 30, 2021 and 2020, the Company incurred expenses of approximately $2.1 million and $1.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of September 30, 2021 and December 31, 2020, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.6 million and $2.3 million, respectively.

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

For the three months ended September 30, 2021 and 2020, management fees were $12.2 million and $8.3 million, respectively. For the nine months ended September 30, 2021 and 2020, management fees were $33.5 million and $23.5 million, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company incurred incentive fees of $4.4 million and $2.5 million, respectively, based on net investment income. For the nine months ended September 30, 2021 and 2020, the Company incurred incentive fees of $13.7 million and $6.7 million, respectively, based on net investment income.

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

For the three and nine months ended September 30, 2021, the Company incurred performance based incentive fees of $22.7 million and $37.1 million, respectively, based on capital gains, of which $22.1 million and $31.9 million, respectively, were related to unrealized gains. For the three and nine months ended September 30, 2020, the Company incurred performance based incentive fees of $1.9 million based on capital gains.

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,415,177	$3,431,520
Second-lien senior secured debt investments	394,158	398,138
Unsecured debt investments	199,070	196,977
Preferred equity investments(1)	640,542	791,595
Common equity investments(1)	369,360	551,022
Total Investments	$5,018,307	$5,369,252

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

The Company uses GICS for classifying the industry groupings of its portfolio companies as of September 30, 2021. The industry composition of investments based on fair value as of September 30, 2021 was as follows:

September 30, 2021
Aerospace & Defense	1.8%
Application Software	14.6
Banks	2.6
Capital Markets	1.8
Commercial Services & Supplies	1.3
Construction & Engineering	1.0
Consumer Finance	1.7
Diversified Consumer Services	11.1
Diversified Financial Services	5.7
Energy Equipment & Services	2.3
Health Care Technology	9.6
Hotels, Restaurants & Leisure	4.6
Household Durables	1.2
Insurance	1.2
Internet & Direct Marketing Retail	5.0
IT Services	7.8
Life Sciences Tools & Services	0.7
Professional Services	6.4
Real Estate Management & Development	1.9
Systems Software	15.6
Thrifts & Mortgage Finance	2.1
Total	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of September 30, 2021 as compared to December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Aerospace and defense	1.8%	—%
Buildings and real estate	2.9	1.5
Business services	9.5	18.4
Data and information services	17.6	15.2
eCommerce and digital marketplaces	5.0	1.9
Education	8.2	9.5
Financial services	18.3	7.9
Food and beverage	3.3	8.7
Healthcare technology	8.6	12.5
Human resource support services	—	0.1
Insurance	1.2	2.6
Internet and digital media	2.9	3.6
Leisure and entertainment	1.3	2.9
Manufacturing	1.2	2.0
Oil and gas	2.3	3.2
Professional services	4.6	1.5
Technology Infrastructure	9.1	8.5
Telecommunications	2.2	—
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
United States:
Midwest	15.2%	7.8%
Northeast	17.8	23.9
South	20.6	26.2
West	30.6	28.7
Brazil	0.8	-
Canada	4.2	4.4
Guernsey	3.7	-
Israel	2.8	4.1
Netherlands	2.2	-
United Kingdom	2.1	4.9
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,635	$3,411,885	$3,431,520
Second-lien senior secured debt investments	—	10,795	387,343	398,138
Unsecured debt investments	—	—	196,977	196,977
Preferred equity investments(1)	—	—	791,595	791,595
Common equity investments(1)	52,249	—	498,773	551,022
Total Investments at fair value	$52,249	$30,430	$5,286,573	$5,369,252

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$2,909,623	$323,322	$274,360	$607,883	$137,011	$4,252,199
Purchases of investments, net	871,265	63,714	—	141,023	102,200	1,178,202
Payment-in-kind	3,456	—	7,159	2,071	—	12,686
Proceeds from investments, net	(380,309)	(2,538)	—	—	—	(382,847)
Net change in unrealized gain (loss)	2,521	2,684	(8,462)	69,294	154,723	220,760
Net realized gains (losses)	71	59	—	—	—	130
Net amortization of discount on investments	5,258	102	79	4	—	5,443
Transfers between investment types	—	—	(76,159)	(28,680)	104,839	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$3,411,885	$387,343	$196,977	$791,595	$498,773	$5,286,573

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
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

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2021 and 2020:

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$2,242,355	$184,996	$388,602	$190,655	$7,756	$3,014,364
Purchases of investments, net	1,796,037	296,430	184,070	486,888	238,219	3,001,644
Payment-in-kind	11,169	—	13,909	3,637	—	28,715
Proceeds from investments, net	(662,951)	(98,759)	(306,901)	—	—	(1,068,611)
Net change in unrealized gain (loss)	12,427	2,584	230	130,356	163,518	309,115
Net realized gains (losses)	150	59	42,580	—	—	42,789
Net amortization of discount on investments	12,698	2,033	3,146	9	—	17,886
Transfers between investment types	—	—	(76,159)	(19,950)	96,109	—
Transfers into (out of) Level 3(1)	—	—	(52,500)	—	(6,829)	(59,329)
Fair value, end of period	$3,411,885	$387,343	$196,977	$791,595	$498,773	$5,286,573

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$(20,293)	$17,630
Second-lien senior secured debt investments	2,756	3,894
Unsecured debt investments	(8,462)	(5,753)
Preferred equity investments(1)	69,294	130,356
Common Equity investments(1)	168,347	177,142
Total Investments	$211,642	$323,269

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020
First-lien senior secured debt investments	$20,834	$(4,488)
Second-lien senior secured debt investments	2,067	37
Unsecured debt investments	3,145	4,748
Equity investments	2,966	16,780
Total Investments	$29,012	$17,077

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of September 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,867,773	Yield Analysis	Market Yield	5.1%-11.0% (8.1%)	Decrease
	544,112	Recent Transaction	Transaction Price	97.5%-100.0% (98.8%)	Increase
Second-lien senior secured debt investments(1)	$236,941	Yield Analysis	Market Yield	6.8%-11.0% (9.0%)	Decrease
	54,725	Recent Transaction	Transaction Price	99.5% (99.5%)	Increase
Unsecured debt investments	$196,977	Yield Analysis	Market Yield	6.9%-9.0% (8.2%)	Decrease
Preferred equity investments(2)	$231,272	Market Approach	Revenue Multiple	7.0x-24.0x (10.6x)	Increase
	65,734	Market Approach	EBITDA Multiple	8.9x-18.7x (18.0x)	Increase
	285,517	Market Approach	Transaction Price	$6.72-$40.30 ($17.78)	Increase
	116,488	Recent Transaction	Transaction Price	$2.43-$2,178.99 ($798.45)	Increase
	92,584	Market Approach	Discount to Trade Price	$33.40 ($33.40)	Decrease
Common equity investments(2)	$1,016	Market Approach	Revenue Multiple	11.0x (11.0x)	Increase
	7,857	Market Approach	EBITDA Multiple	25.3x (25.3x)	Increase
	85,917	Market Approach	Transaction Price	$27.73-419.99 ($73.93)	Increase
	326,576	Market Approach	Discount to Trade Price	$1.20-39.56 ($14.17)	Decrease
	77,407	Recent Transaction	Transaction Price	$6.72-$609.78 ($591.03)	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $95,677, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$207,606	$207,606	$103,970	$103,970
Revolving Credit Facility	914,472	914,472	62,037	62,037
SPV Asset Facility I	286,569	286,569	286,309	286,309
June 2025 Notes	205,748	240,975	205,011	235,200
December 2025 Notes	393,035	437,000	391,931	418,000
June 2026 Notes	368,249	395,625	367,804	376,875
January 2027 Notes	292,533	301,500	—	—
CLO 2020-1	197,246	197,246	197,056	197,056
Total Debt	$2,865,458	$2,980,993	$1,614,118	$1,679,447

________________

(1)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $0.3 million, $11.9 million, $3.4 million, $4.3 million, $7.0 million, $6.8 million, $7.5 million and $2.8 million, respectively.
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

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 204% and 191% as of September 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)(9)
Subscription Credit Facility	$475,000	$207,894	$26,082	$207,606
Revolving Credit Facility	1,040,000	926,421	113,579	914,472
SPV Asset Facility I	300,000	290,000	10,000	286,569
June 2025 Notes	210,000	210,000	—	205,748
December 2025 Notes	400,000	400,000	—	393,035
June 2026 Notes	375,000	375,000	—	368,249
January 2027 Notes	300,000	300,000	—	292,533
CLO 2020-1	200,000	200,000	—	197,246
Total Debt	$3,300,000	$2,909,315	$149,661	$2,865,458

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $0.3 million.
(3)
The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $11.9 million.
(4)
The carrying value of the Company’s SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.4 million.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(5)
The carrying value of the Company’s June 2025 Notes is presented net of unamortized debt issuance costs of $4.3 million.
(6)
The carrying value of the Company’s December 2025 Notes is presented net of unamortized debt issuance costs of $7.0 million.
(7)
The carrying value of the Company’s June 2026 Notes is presented net of unamortized debt issuance costs of $6.8 million.
(8)
The carrying value of the Company’s January 2027 Notes is presented net of unamortized debt issuance costs of $7.5 million.
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
(8)
The carrying value of the Company’s CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$22,549	$8,148	$60,744	$20,348
Amortization of debt issuance costs	2,471	1,126	6,580	2,709
Total Interest Expense	$25,020	$9,274	$67,324	$23,057
Average interest rate	3.63%	3.68%	3.84%	3.26%
Average daily borrowings	$2,433,815	$865,497	$2,084,073	$820,239

Credit Facilities

Subscription Credit Facility

On November 19, 2018, the Company entered into a revolving credit facility (as amended, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”) and letter of credit issuer, and the banks and financial institutions from time to time party thereto, as lenders.

The Subscription Credit Facility permitted the Company to borrow up to $700 million, subject to availability under the "Borrowing Base". The Borrowing Base was calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits. Effective November 5, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%. The Company generally borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

borrowing. Loans were able to be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also paid an unused commitment fee of 0.25% per annum on the unused commitments.

Revolving Credit Facility

On March 15, 2019, the Company entered into a Senior Secured Revolving Credit Agreement (as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, and as amended by that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the issuing banks from time to time parties thereto, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”).

The maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.56 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million to $1.25 billion on September 3, 2020 and increased further from $1.25 billion to up to $1.56 billion on September 22, 2021). The Revolving Credit Facility includes a $50 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $25 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 22, 2025 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on September 22, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either (i) LIBOR margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, (ii) an alternative base rate plus 0.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum or (iii) for amounts drawn under the Revolving Credit Facility in Sterling or Swiss Francs, either the Sterling Overnight Interbank Average Rate ("SONIA") or the Swiss Average Rate Overnight ("SARON"), as applicable, plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum plus in either case an applicable credit adjustment spread. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. The Company may elect the currency and rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. The Company generally borrows utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to the consolidated assets of the Company and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to their secured indebtedness (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter.

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements.

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

January 2027 Notes

On June 14, 2021, the Company issued $300 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between us and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture.

The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	$4,901	$6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,409	12,737
BCPE Osprey Buyer, Inc.	First lien senior secured delayed draw term loan	67,241	—
BCPE Osprey Buyer, Inc.	First lien senior secured revolving loan	10,086	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	—
CivicPlus, LLC	First lien senior secured revolving loan	3,300	—
ConnectWise, LLC	First lien senior secured revolving loan	—	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	20,351	—
Diligent Corporation	First lien senior secured delayed draw term loan	3,583	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Gainsight, Inc.	First lien senior secured revolving loan	5,250	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	21,213	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	4,526	—
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,900	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	2,844
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Kaseya Inc.	First lien senior secured delayed draw term loan	3,500	2,800
Kaseya Inc.	First lien senior secured revolving loan	2,450	1,250
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured delayed draw term loan	9,443	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	2,500	—
Total Unfunded Portfolio Company Commitments		$390,863	$199,510

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of September 30, 2021, the Company had $3.1 billion in total Capital Commitments from investors ($0.5 billion undrawn), of which $80.8 million is from entities affiliated with or related to the Adviser ($13.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

As of December 31, 2020, the Company had $3.1 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management was not aware of any pending or threatened litigation.

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

During the nine months ended September 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 15, 2021	September 28, 2021	27,202,175	$500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		68,829,744	$1,175.0

During the nine months ended September 30, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 11, 2020	September 24, 2020	673,401	$10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,808,987	$646.2

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On November 2, 2021, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2021, payable on or before January 31, 2022.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$243,729	$52,747	$456,759	$78,666
Weighted average shares of common stock outstanding—basic and diluted	144,239,069	98,747,212	122,446,549	80,506,651
Earnings (loss) per common share-basic and diluted	$1.69	$0.53	$3.73	$0.98

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

For the three months ended September 30, 2021 and 2020, the Company accrued U.S. federal excise tax of $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company accrued U.S. federal excise tax of $3.8 million and $0.3 million, respectively.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$14.88	$14.70
Net investment income (loss)(1)	0.70	0.73
Net realized and unrealized gain (loss)	2.98	(0.14)
Total from operations	3.68	0.59
Distributions declared from net investment income(2)	(0.65)	(0.63)
Total increase (decrease) in net assets	3.03	(0.04)
Net asset value, end of period	$17.91	$14.66
Shares outstanding, end of period	170,804,165	99,539,158
Total Return(3)	25.2%	4.1%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	10.2%	7.2%
Ratio of net investment income to average net assets(4)	5.3%	6.8%
Net assets, end of period	$3,058,944	$1,458,907
Weighted-average shares outstanding	122,446,549	80,506,651
Total capital commitments, end of period	$3,135,009	$2,963,431
Ratio of total contributed capital to total committed capital, end of period	83.1%	47.9%
Portfolio turnover rate	26.0%	11.4%
Year of formation	2018	2018

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 25, 2021, the Company delivered a capital drawdown notice to investors relating to the sale of approximately 29,400,209 shares of common stock, par value $0.01 per share, which closed on November 5, 2021 for an aggregate offering price of $529 million. Upon completion of this capital call, the Company's Capital Commitments were fully called and the Subscription Credit Facility was terminated on November 5, 2021.

On October 27, 2021, OR Tech Financing I executed the First Amendment to the Credit Agreement (the “Amendment”), dated as of August 11, 2020, by and among OR Tech Financing I, as borrower, Alter Domus (US) LLC, as administrative agent and document custodian, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian and the lenders party thereto. The Amendment increases the total term loan commitment from $300 million to $450 million.

On November 2, 2021, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2021, payable on or before January 31, 2022.

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

Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2021, we had $3.1 billion in total Capital Commitments from investors, of which $80.8 million is from entities affiliated with or related to our Adviser. Prior to the listing of our common stock on a national securities exchange (an “Exchange Listing”), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Through August 1, 2021, placement activities were conducted by our officers and the Adviser. In addition, we entered into agreements with placement agents or broker-dealers to solicit Capital Commitments including a dealer manager agreement with Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers solicited Capital Commitments and a placement agent agreement with Blue Owl pursuant to which employees of Blue Owl Securities conducted placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents entered into placement agreements from time to time, pursuant to which such placement agents solicited Capital Commitments. Fees paid pursuant to these agreements were paid by our Adviser.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser began a return to in-office work plan across all of its offices.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the

COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments, which we may hold directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2021, our Adviser or its affiliates have originated $43.6 billion aggregate principal amount of investments across multiple industries, of which $40.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

Traditional financings are typically senior secured loans primarily in the form of first lien loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.

Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

As of September 30, 2021, our average investment size in each of our portfolio companies was approximately $67.1 million based on fair value. As of September 30, 2021, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.3% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $356 million, weighted average annual EBITDA of $109 million and a weighted average enterprise value of $3.0 billion. As of September 30, 2021, investments we classify as growth capital represented 29.1% of our total debt portfolio based on fair value and these portfolio companies had weighted average annual revenue of $222 million and a weighted average enterprise value of $4.3 billion.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2021, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On August 7, 2018, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150% effective as of August 8, 2018. As a result, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.

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

Portfolio and Investment Activity

As of September 30, 2021, based on fair value, our portfolio consisted of 63.9% first lien senior secured debt investments (of which 65% we consider to be unitranche debt investments (including “last out” portions of such loans)), 7.4% second lien senior secured debt investments, 3.7% unsecured debt investments, 14.7% preferred equity investments and 10.3% common equity investments.

As of September 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 6.2% and 6.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 7.9% and 8.0%, respectively.

As of September 30, 2021, we had investments in 80 portfolio companies with an aggregate fair value of $5.4 billion. As of September 30, 2021, we had net leverage of 0.75x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

For the Three Months Ended September 30, 2021
New investment commitments
Gross originations	$1,403,125
Less: Sell downs	(39,523)
Total new investment commitments	$1,363,602
Principal amount of investments funded:
First-lien senior secured debt investments	$815,722
Second-lien senior secured debt investments	64,319
Unsecured debt investments	—
Preferred equity investments(3)	141,488
Common equity investments(3)	150,389
Total principal amount of investments funded	$1,171,918
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(322,573)
Second-lien senior secured debt investments	(2,500)
Unsecured debt investments	—
Preferred equity investments(3)	—
Common equity investments(3)	(5,793)
Total principal amount of investments sold or repaid	$(330,866)
Number of new investment commitments in new portfolio companies(1)	16
Average new investment commitment amount	$64,920
Weighted average term for new debt investment commitments (in years)	5.8
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	6.9%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.2%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

For the Three Months Ended September 30, 2020
New investment commitments
Gross originations	$399,824
Less: Sell downs	(50,000)
Total new investment commitments	$349,824
Principal amount of investments funded:
First-lien senior secured debt investments	$174,148
Second-lien senior secured debt investments	2,500
Unsecured debt investments	64,640
Equity investments	60,000
Total principal amount of investments funded	$301,288
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(21,156)
Second-lien senior secured debt investments	(1,496)
Unsecured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$(22,652)
Number of new investment commitments in new portfolio companies(1)	7
Average new investment commitment amount	$45,655
Weighted average term for new debt investment commitments (in years)	5.6
Percentage of new debt investment commitments at floating rates	85.3%
Percentage of new debt investment commitments at fixed rates	14.7%
Weighted average interest rate of new debt investment commitments(2)	7.2%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.7%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.23% as of September 30, 2020.

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,415,177	$3,431,520	(1)
Second-lien senior secured debt investments	394,158	398,138
Unsecured debt investments	199,070	196,977
Preferred equity investments(2)	640,542	791,595
Common equity investments(2)	369,360	551,022
Total Investments	$5,018,307	$5,369,252

________________

(1)
65% of which we consider unitranche loans as of September 30, 2021.
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

We use GICS for classifying the industry groupings of our portfolio companies as of September 30, 2021. The industry composition based on fair value as of September 30, 2021 was as follows:

September 30, 2021
Aerospace & Defense	1.8%
Application Software	14.6
Banks	2.6
Capital Markets	1.8
Commercial Services & Supplies	1.3
Construction & Engineering	1.0
Consumer Finance	1.7
Diversified Consumer Services	11.1
Diversified Financial Services	5.7
Energy Equipment & Services	2.3
Health Care Technology	9.6
Hotels, Restaurants & Leisure	4.6
Household Durables	1.2
Insurance	1.2
Internet & Direct Marketing Retail	5.0
IT Services	7.8
Life Sciences Tools & Services	0.7
Professional Services	6.4
Real Estate Management & Development	1.9
Systems Software	15.6
Thrifts & Mortgage Finance	2.1
Total	100.0%

The industry composition of investments based on fair value as of September 30, 2021 as compared to December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Aerospace and defense	1.8%	—%
Buildings and real estate	2.9	1.5
Business services	9.5	18.4
Data and information services	17.6	15.2
eCommerce and digital marketplaces	5.0	1.9
Education	8.2	9.5
Financial services	18.3	7.9
Food and beverage	3.3	8.7
Healthcare technology	8.6	12.5
Human resource support services	—	0.1
Insurance	1.2	2.6
Internet and digital media	2.9	3.6
Leisure and entertainment	1.3	2.9
Manufacturing	1.2	2.0
Oil and gas	2.3	3.2
Professional services	4.6	1.5
Technology Infrastructure	9.1	8.5
Telecommunications	2.2	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States:
Midwest	15.2%	7.8%
Northeast	17.8	23.9
South	20.6	26.2
West	30.6	28.7
Brazil	0.8	-
Canada	4.2	4.4
Guernsey	3.7	-
Israel	2.8	4.1
Netherlands	2.2	-
United Kingdom	2.1	4.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of portfolio	6.2%	7.9%
Weighted average total yield of debt and income producing securities	7.9%	8.3%
Weighted average interest rate of debt securities	7.5%	7.6%
Weighted average spread over LIBOR of all floating rate investments	6.7%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$699,753	13.0%	$483,813	15.9%
2	4,637,971	86.4	2,511,117	82.1
3	31,528	0.6	62,407	2.0
4	—	—	—	—
5	—	—	—	—
Total	$5,369,252	100.0%	$3,057,337	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,008,405	100.0%	$2,840,848	100.0%
Non-accrual	—	—	—	—
Total	$4,008,405	100.0%	$2,840,848	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Total Investment Income	$85.8	$45.5	$251.2	$120.7
Less: Expenses	68.7	24.3	161.6	61.6
Net Investment Income (Loss) Before Taxes	$17.1	$21.2	$89.6	$59.1
Less: Income taxes, including excise taxes	0.4	0.1	3.7	0.3
Net Investment Income (Loss) After Taxes	$16.7	$21.1	$85.9	$58.8
Net change in unrealized gain (loss)	219.2	31.3	312.1	19.6
Net realized gain (loss)	7.8	0.3	58.8	0.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$243.7	$52.7	$456.8	$78.7

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest income from investments	$68.4	$38.7	$213.9	$107.6
PIK interest income	9.3	6.3	25.2	11.0
Dividend income	6.7	0.1	9.5	0.1
Other income	1.4	0.4	2.6	2.0
Total investment income	$85.8	$45.5	$251.2	$120.7

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months ended September 30, 2021 and 2020

Investment income increased to $85.8 million for the three months ended September 30, 2021 from $45.5 million for the three months ended September 30, 2020 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.5 billion as of September 30, 2020, to $4.1 billion as of September 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $18.8 thousand to $3.7 million for the three months ended September 30, 2020 and 2021, respectively. There were no one-time prepayment fees for the three months ended September 30, 2020. For the three months ended September 30, 2021, there were one-time prepayment fees of approximately $0.5 million. Payment-in-kind interest income increased period-over-period primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. However, payment-in-kind interest income decreased from approximately 14% of investment income for the three months ended September 30, 2020 to approximately 11% of investment income for the three months ended September 30, 2021. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

For the Nine Months ended September 30, 2021 and 2020

Investment income increased to $251.2 million for the nine months ended September 30, 2021 from $120.7 million for the nine months ended September 30, 2020 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.5 billion as of September 30, 2020, to $4.1 billion as of September 30, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $3.0 million to $41.8 million, for the nine months ended September 30, 2020 and 2021, respectively. For the nine months ended September 30, 2020 and 2021, $1.3 million and $31.3 million, respectively, were one-time prepayment fees. Payment-in-kind interest income also increased period-over-period primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Payment-in-kind interest income increased from approximately 9% of investment income for the nine months ended September 30, 2020 to approximately 10% of investment income for the nine months ended September 30, 2021 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased period-over-period due to an increase in dividend income driven by an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Interest expense	$25.0	$9.3	$67.3	$23.1
Management fees	12.2	8.3	33.5	23.5
Incentive fees	27.1	4.4	50.8	8.6
Professional fees	2.5	1.4	5.8	3.8
Directors' fees	0.2	0.2	0.8	0.5
Other general and administrative	1.7	0.7	3.5	2.1
Total expenses	$68.7	$24.3	$161.7	$61.6

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months ended September 30, 2021 and 2020

Total expenses increased to $68.7 million for the three months ended September 30, 2021 from $24.3 million for the three months ended September 30, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $2.4 billion from $865.5 million period over period, offset with a decrease in the average interest rate to 3.6% from 3.7% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Nine Months ended September 30, 2021 and 2020

Total expenses increased to $161.6 million for the nine months ended September 30, 2021 from $61.6 million for the nine months ended September 30, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $2.1 billion from $820.2 million period over period, along with an increase in the average interest rate to 3.8% from 3.3% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended September 30, 2021 and 2020, we accrued U.S. federal excise tax of $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we accrued U.S. federal excise tax of $3.8 million and $0.3 million, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021 and 2020, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net change in unrealized gain (loss) on investments	$219.5	$31.6	$313.4	$19.9
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.3)	(0.3)	(1.3)	(0.3)
Net change in unrealized gain (loss)	$219.2	$31.3	$312.1	$19.6

For the Three Months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2021. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to June 30, 2021, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Toast, Inc.	$137.1
Remitly Global, Inc.	59.5
Robinhood Markets, Inc.	17.6
Poshmark, Inc.	(8.9)
Arctic Wolf Networks, Inc.	4.6
UserZoom Technologies, Inc.	4.1
MINDBODY, Inc.	2.8
Ginkgo Bioworks Holdings, Inc.	2.7
Hg Saturn Luchaco Limited	(2.3)
REALPAGE, INC.	1.8
Remaining portfolio companies	0.5
Total	$219.5

For the Nine Months ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2020, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Toast, Inc.	$131.6
Remitly Global, Inc.	68.9
Robinhood Markets, Inc.	31.3
Circle Internet Services, Inc.	25.2
Algolia, Inc.	12.5
UserZoom Technologies, Inc.	8.8
SLA Eclipse Co-Invest, L.P.	8.5
MINDBODY, Inc.	5.2
SalesLoft, Inc.	5.1
Arctic Wolf Networks, Inc.	4.6
Remaining portfolio companies	11.7
Total	$313.4

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net realized gain (loss) on investments	$7.8	$—	$57.8	$—
Net realized gain (loss) on foreign currency transactions	—	0.3	1.0	0.3
Net realized gain (loss)	$7.8	$0.3	$58.8	$0.3

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 204% and 191%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2021, taken together with our uncalled Capital Commitments of $0.5 billion and available debt capacity of $0.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2021, we had $623.2 million in cash. During the period ended September 30, 2021, we used $1,801.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $3,062.2 million, partially offset by sales of portfolio investments of $1,164.3 million, and other operating activities of $96.6 million. Lastly, cash provided by financing activities was $2.3 billion during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $1,155.6 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $1,248.2 million, net of $61.5 million of distributions paid.

Cash as of September 30, 2020, taken together with our uncalled Capital Commitments of $1.5 billion and available debt capacity of $1.1 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of September 30, 2020, we had $29.8 million in cash. During the period ended September 30, 2020, we used $909.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.2 million, partially offset by sales of portfolio investments of $270.1 million, and other operating activities of $50.1 million. Lastly, cash provided by financing activities was $796.6 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $646.0 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $184.0 million, net of $33.4 million of distributions paid.

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

As of September 30, 2021, we had $3.1 billion in total Capital Commitments from our investors ($0.5 billion undrawn), of which $80.8 million is from entities affiliated with or related to the Adviser ($13.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an Exchange Listing. See Note 12 "Subsequent Events".

During the nine months ended September 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 15, 2021	September 28, 2021	27,202,175	$500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		68,829,744	$1,175.0

During the nine months ended September 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 11, 2020	September 24, 2020	673,401	$10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		45,808,987	$646.2

Distributions

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

	September 30, 2020
Date Declared	Record Date	Payment Date	Shares
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)(3)(4)(5)(6)(7)(8)(9)
Subscription Credit Facility	$475,000	$207,894	$26,082	$207,606
Revolving Credit Facility	1,040,000	926,421	113,579	914,472
SPV Asset Facility I	300,000	290,000	10,000	286,569
June 2025 Notes	210,000	210,000	—	205,748
December 2025 Notes	400,000	400,000	—	393,035
June 2026 Notes	375,000	375,000	—	368,249
January 2027 Notes	300,000	300,000	—	292,533
CLO 2020-1	200,000	200,000	—	197,246
Total Debt	$3,300,000	$2,909,315	$149,661	$2,865,458

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Subscription Credit Facility is presented net of unamortized debt issuance costs of $0.3 million.
(3)
The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $11.9 million.
(4)
The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $3.4 million.
(5)
The carrying value of our June 2025 Notes is presented net of unamortized debt issuance costs of $4.3 million.
(6)
The carrying value of our December 2025 Notes is presented net of unamortized debt issuance costs of $7.0 million.
(7)
The carrying value of our June 2026 Notes is presented net of unamortized debt issuance costs of $6.8 million.
(8)
The carrying value of our January 2027 Notes is presented net of unamortized debt issuance costs of $7.5 million.
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
(8)
The carrying value of our CLO 2020-1 is presented net of unamortized debt issuance costs of $2.9 million.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$22,549	$8,148	$60,744	$20,348
Amortization of debt issuance costs	2,471	1,126	6,580	2,709
Total Interest Expense	$25,020	$9,274	$67,324	$23,057
Average interest rate	3.63%	3.68%	3.84%	3.26%
Average daily borrowings	$2,433,815	$865,497	$2,084,073	$820,239

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021 and the fiscal years ended December 31, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2021 (unaudited)	$926.4	$2,044.3	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility
September 30, 2021 (unaudited)	$207.9	$2,044.3	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
September 30, 2021 (unaudited)	$290.0	$2,044.3	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
June 2025 Notes
September 30, 2021 (unaudited)	$210.0	$2,044.3	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
September 30, 2021 (unaudited)	$400.0	$2,044.3	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
September 30, 2021 (unaudited)	$375.0	$2,044.3	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
September 30, 2021 (unaudited)	$300.0	$2,044.3	—	N/A
CLO 2020-1
September 30, 2021 (unaudited)	$200.0	$2,044.3	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

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

Subscription Credit Facility

On November 19, 2018, we entered into a revolving credit facility (as amended, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”) and letter of credit issuer, and the banks of financial institutions from time to time party thereto, as lenders.

The Subscription Credit Facility permitted the Company to borrow up to $700 million, subject to availability under the “Borrowing Base.” The Borrowing Base was calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits. Effective November 5, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%. We generally borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. Loans were able to be converted from one rate to another at any time at our election, subject to certain conditions. We also will paid an unused commitment fee of 0.25% per annum on the unused commitments.

Revolving Credit Facility

On March 15, 2019, we entered into a Senior Secured Revolving Credit Agreement (as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, and as amended by that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the issuing the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”) and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank as Administrative Agent.

The Revolving Credit Facility is guaranteed by OR Tech Lending LLC and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”).

The maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on our portfolio of investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased up to $1.56 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing (increased from $750 million to $1.25 billion on September 3, 2020 and increased further from $1.25 billion to up to $1.56 billion on September 22, 2021). The Revolving Credit Facility includes a $50 million limit for swingline loans, with the aggregate principal amount of outstanding loans of any swingline lender being limited to up to $25 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on September 22, 2025 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on September 22, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility will bear interest at either (i) LIBOR margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, (ii) an alternative base rate plus 0.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum or (iii) for amounts drawn under the Revolving Credit Facility in Sterling or Swiss Francs, either SONIA or SARON, as applicable, plus margin of either 1.875% per annum or, if the borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum plus in either case an applicable credit adjustment spread. Further, the Revolving Credit Facility builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolving Credit Facility includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. We may elect the currency and rate at the time of drawdown, and loans may be converted at our option, subject to certain conditions. We generally borrow utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. We will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior indebtedness of no less than 1.50 to 1.0, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to the consolidated assets of the Company and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to their secured indebtedness (the “Obligor Asset Coverage Ratio”), measured at the last day of each fiscal quarter.

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

January 2027 Notes

On June 14, 2021, we issued $300 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between us and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture.

The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	$4,901	$6,040
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	4,580
Acquia Inc.	First lien senior secured revolving loan	10,846	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,409	12,737
BCPE Osprey Buyer, Inc.	First lien senior secured delayed draw term loan	67,241	—
BCPE Osprey Buyer, Inc.	First lien senior secured revolving loan	10,086	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	—
CivicPlus, LLC	First lien senior secured revolving loan	3,300	—
ConnectWise, LLC	First lien senior secured revolving loan	—	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	20,351	—
Diligent Corporation	First lien senior secured delayed draw term loan	3,583	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Gainsight, Inc.	First lien senior secured revolving loan	5,250	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	21,213	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	4,526	—
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,900	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	2,844
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Instructure, Inc.	First lien senior secured revolving loan	7,405	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Kaseya Inc.	First lien senior secured delayed draw term loan	3,500	2,800
Kaseya Inc.	First lien senior secured revolving loan	2,450	1,250
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured delayed draw term loan	9,443	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	2,500	—
Total Unfunded Portfolio Company Commitments		$390,863	$199,510

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of September 30, 2021, we had $3.1 billion in total Capital Commitments from our investors ($0.5 billion undrawn), of which $80.8 million is from entities affiliated with or related to our Adviser ($13.6 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to our Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of our common stock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2021, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$207.9	$207.9	$—	$—	$—
Revolving Credit Facility	926.4	—	—	926.4	—
SPV Asset Facility I	290.0	—	—	—	290.0
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	400.0	—	—	400.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	—	300.0
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,909.3	$207.9	$—	$1,911.4	$790.0

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

Recent Developments

On October 25, 2021, we delivered a capital drawdown notice to investors relating to the sale of approximately 29,400,209 shares of common stock, par value $0.01 per share, which closed on November 5, 2021 for an aggregate offering price of $529 million. Upon completion of this capital call, our Capital Commitments were fully called and the Subscription Credit Facility was terminated on November 5, 2021.

On October 27, 2021, OR Tech Financing I executed the First Amendment to the Credit Agreement (the “Amendment”), dated as of August 11, 2020, by and among OR Tech Financing I, as borrower, Alter Domus (US) LLC, as administrative agent and document custodian, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian and the lenders party thereto. The Amendment increases the total term loan commitment from $300 million to $450 million.

On November 2, 2021, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2021, payable on or before January 31, 2022.

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

As of September 30, 2021, 100.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.91%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$91.1	$48.7	$42.4
Up 200 basis points	$50.5	$32.5	$18.0
Up 100 basis points	$9.9	$16.2	$(6.3)
Up 50 basis points	$1.3	$8.1	$(6.8)
Down 25 basis points	$(0.2)	$(3.2)	$3.0
Down 50 basis points	$(0.2)	$(5.5)	$5.3

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly report on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

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

We may be subject to risks associated with our investments in the software industry.

Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry may compete with other companies that operate in the global, regional and local software industries, and those competitors may be engaged in a greater range of businesses, have a larger installed base of customers for their existing products and services or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies may lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to their products. Any of this could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.

On August 13, 2021, pursuant to our dividend reinvestment plan, we issued 532,072 shares of our common stock, at a price of $16.33 per share, to stockholders of record as of June 30, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

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

10.1

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, among Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, Truist Bank as Administrative Agent and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed September 24, 2021).

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

Owl Rock Technology Finance Corp.

Date: November 9, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: November 9, 2021	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer