Form 10-K
period 2021-12-31
Owl Rock Technology Finance Corp.
filed 2022-03-11
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 10, 2022, the registrant had 200,556,380 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•
the effect of legal, tax and regulatory changes including the Coronavirus Aid Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business.

Our Company

Owl Rock Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2021, our Adviser or its affiliates have originated $51.2 billion aggregate principal amount of investments across multiple industries, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. We expect to leverage Blue Owl's, and, in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.

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

As of December 31, 2021, based on fair value, our portfolio consisted of 65.9% first lien senior secured debt investments, 8.9% second lien senior secured debt investments, 3.2% unsecured debt investments, 13.1% preferred equity investments and 8.9% common equity investments. As of December 31, 2021, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2021 we had investments in 92 portfolio companies with an aggregate fair value of $6.1 billion. As of December 31, 2021, our portfolio was invested across 24 different industries. The largest industries in our portfolio as of December 31, 2021 were Systems Software and Application Software, which represented, as a percentage of our portfolio, 18.9% and 13.4%, respectively, based on fair value.

Traditional financing are typically senior secured loans primarily in the form of first lien loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.

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

As of December 31, 2021, our average investment size in each of our portfolio companies was approximately $66.7 million based on fair value. As of December 31, 2021, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 71.0% of our total portfolio based on fair value. As of December 31, 2021, investments we classify as growth capital represented 25.6% of our total portfolio based on fair value. As of December 31, 2021, investments we classify as traditional financings had a weighted average annual EBITDA of $123 million. As of December 31, 2021, investments we classify as growth capital had a weighted average enterprise value of $5.6 billion.

Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of an Exchange Listing (as defined below) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of November 5, 2021, all Capital Commitments were drawn. The “Commitment Period” will continue until the earlier of the (i) five-year anniversary of the Final Closing and (ii) the seven-year anniversary of the Initial Closing.

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

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a subscription line revolving credit facility (the “Subscription Credit Facility”), a senior secured revolving credit agreement (the “Revolving Credit Agreement”) and two special purpose asset credit facilities (the "SPV Asset Facility I" and the "SPV Asset Facility II") and in the future we may enter into additional credit facilities. The special purpose asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit facility to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in June 2025, December 2025, June 2026 and January 2027 (the "June 2025 Notes", "December 2025 Note", "June 2026 Notes: and "January 2027 Notes", respectively) and may issue additional unsecured notes in the future. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transaction ("CLO I") and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser and Administrator — Owl Rock Technology Advisors LLC

Owl Rock Technology Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser serves as our Administrator pursuant to an amended and restated administration agreement between us and the Advisor (the "Administration Agreement"). See "Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORTA II and ORDA, the “Owl Rock Advisers”). The Owl Rock Advisers are indirect subsidiaries of Blue Owl and comprise the Owl Rock division of Blue Owl. As of December 31, 2021, the Owl Rock Advisers managed $39.2 billion in AUM. The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Assets Under Management

Diversified Lending. The Owl Rock Advisers primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Owl Rock Advisers invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs and a separately managed account: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and Owl Rock Core Income Corp. (“ORCIC”) and private funds (the "Diversified Lending Funds").

As of December 31, 2021, the Owl Rock Advisers have $25.8 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisers are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisers originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

The technology lending strategy is managed through three BDCs: the Company, owl Rock Technology Income Corp. ("ORTIC") and Owl Rock Technology Finance Corp. II ("ORTF II") and together with the Company, ORTIC, ORCC, ORCC II, ORCC III and ORCIC, the "Owl Rock BDCs").

As of December 31, 2021, the Owl Rock Advisers have $7.9 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through a private fund and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisers have $3.5 billion of assets under management across these products.

Strategy	Funds	Assets Under Management

Opportunistic Lending. The Owl Rock Advisers intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Funds, the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisers have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co., LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction with Wellfleet, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Owl Rock has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

The Adviser or its affiliates investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “ITEM 1A. RISK FACTORS — Risks Related to our Adviser and its Affiliates — We may

compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

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

Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $2.6 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2021. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, the Adviser opened an office on the West Coast to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs, and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock's and Dyal Capital Partner's relationships with the alternative asset management community the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl's resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed over 6,000 opportunities and sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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
•
Strong Customer Retention: highly embedded software with meaningful switching costs;
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

Investments in Different Portfolio Companies and End Markets. We will seek to invest broadly among portfolio companies and end markets, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and to invest in recession-resistant industries that we are familiar with. We target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser will source portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determine that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

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

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This memorandum is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee (as defined below). Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser will work with the management team or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser will negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•
First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2021, 73% of our first lien debt was comprised of unitranche loans.
•
Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•
“Last out” first-lien / unitranche loans. Unitranche loans (including the "last out" portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first lien-loans rank below standalone first-lien loans.
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
•
Broadly Syndicated Loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.

Equity Investments

Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock or an equity-linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. We anticipate that generally any equity or equity-linked securities we hold will be minority positions.

Investment Portfolio

As of December 31, 2021 we had investments in 92 portfolio companies with an aggregate fair value of $6.1 billion. As of December 31, 2021 and 2020, investments consisted of the following:

	December 31, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,026,044	$4,043,287
Second-lien senior secured debt investments	543,038	546,737
Unsecured debt investments	200,253	199,144
Preferred equity investments(1)	716,554	801,732
Common equity investments(1)	425,463	547,958
Total Investments	$5,911,352	$6,138,858

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

As of December 31, 2021 we had outstanding commitments to fund unfunded investments totaling $390.8 million.

We use GICS for classifying the industry groupings of our portfolio companies as of December 31, 2021. The industry composition based on fair value as of December 31, 2021 was as follows:

December 31, 2021
Aerospace & Defense	1.8%
Application Software	13.4
Banks	2.3
Building Products	0.7
Capital Markets	0.7
Commercial Services & Supplies	1.4
Industrial Conglomerates	1.4
Construction & Engineering	0.9
Consumer Finance	0.9
Diversified Consumer Services	8.7
Diversified Financial Services	5.4
Energy Equipment & Services	2.0
Health Care Technology	11.9
Hotels, Restaurants & Leisure	3.3
Household Durables	1.1
Insurance	1.1
Internet & Direct Marketing Retail	4.5
IT Services	7.8
Life Sciences Tools & Services	0.3
Professional Services	7.9
Real Estate Management & Development	1.6
Road & Rail	0.2
Systems Software	18.9
Thrifts & Mortgage Finance	1.8
Total	100.0%

The industry composition of investments based on fair value as of December 31, 2021 as compared to December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Aerospace and defense	1.8%	—%
Buildings and real estate	2.5	1.5
Business services	9.2	18.4
Data and information services	18.3	15.2
eCommerce and digital marketplaces	4.5	1.9
Education	6.2	9.5
Financial services	15.0	7.9
Food and beverage	1.7	8.7
Healthcare technology	10.7	12.5
Human resource support services	2.5	0.1
Insurance	1.1	2.6
Internet and digital media	2.5	3.6
Leisure and entertainment	1.7	2.9
Manufacturing	2.5	2.0
Oil and gas	2.0	3.2
Professional services	4.8	1.5
Technology Infrastructure	10.9	8.5
Telecommunications	1.9	—
Transportation	0.2	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare technology) and not by the product or services (such as software) directed to those end-markets. We reclassified the industry groupings of our portfolio companies as of June 30, 2021, presented in the accompanying consolidated financial statements to align with the Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on prior periods' net earnings or stockholders' equity. See "Item 1. Business - Our Company".

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	15.3%	7.8%
Northeast	17.0	23.9
South	22.5	26.2
West	28.4	28.7
Brazil	0.7	-
Canada	3.7	4.4
Estonia	0.2	-
Guernsey	3.2	-
Israel	2.4	4.1
Netherlands	4.7	-
United Kingdom	1.9	4.9
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2021 and 2020 our asset coverage was 231% and 191%, respectively. See “Regulation as a Business Development Company – Senior Securities”; Coverage Ratio below.

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

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$650,774	$389,226	$639,327
SPV Asset Facility I	450,000	290,000	4,376	285,705
SPV Asset Facility II	300,000	—	215,229	(2,680)
June 2025 Notes	210,000	210,000	—	206,003
December 2025 Notes	650,000	650,000	—	656,708
June 2026 Notes	375,000	375,000	—	368,572
January 2027 Notes	300,000	300,000	—	292,799
CLO 2020-1	200,000	200,000	—	197,317
Total Debt	$3,525,000	$2,675,774	$608,831	$2,643,751

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 are presented net of debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million, respectively.

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
(2)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes and CLO 2020-1 is presented net of debt issuance costs of $1.9 million, $6.3 million, $3.7 million, $5.0 million, $8.1 million, $7.2 million and $2.9 million, respectively.

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

On February 23, 2022, our Board declared a distribution of 90% of estimated first quarter investment company taxable income and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2022, payable on or before May 13, 2022.

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.16
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

Competition

Our primary competitors in providing financing to middle market technology related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. As described below, the Investment Advisory Agreement became effective on May 18, 2021.

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

Board Approval of the Investment Advisory Agreement

On January 12, 2021, the Board held a meeting to consider and approve the continuation of the prior investment advisory agreement and, subject to the consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The Transaction resulted in a change of control of the Adviser and was deemed an assignment of the prior investment advisory agreement between the Company and the Adviser. The Investment Advisory Agreement became effective on May 18, 2021, upon consummation of the Transaction, and the terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement. The Company's shareholders approved the Investment Advisory Agreement at a meeting held on March 17, 2021. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs, which could include employees of the Adviser or its affiliates; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the prior investment advisory agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders, the Investment Advisory Agreement as being in the best interests of our shareholders. Our shareholder's approved the Investment Advisory Agreement at a meeting held on March 17, 2021.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.

The Administration Agreement became effective on May 18, 2021, upon consummation of the Transaction and the terms of the Administration Agreement are identical to the prior administration agreement. See "Business - The Adviser and Administrator - Owl Rock Diversified Advisors LLC".

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

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and which have an investment objective similar to ours.

License Agreement

We have entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

The Private Offering

We have entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors were required to make capital contributions to purchase shares of our common stock each time we delivered a drawdown notice. As of November 5, 2021, our Capital Commitments were fully drawn.

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

From time to time we may write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, and we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. Additionally, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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
•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or of any political subdivision thereof;
•
a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements to maintain our qualification as a RIC. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or "CFC," we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation's income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A "U.S. Shareholder", for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. if we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

We make available free of charge on our website (www.owlrockbdcs.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
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
•
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “— The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
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

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-20.54%	-11.63%	-2.73%	6.18%	15.09%

________________

(1)
Assumes, as of December 31, 2021, (i) $6,291.7 million in total assets, (ii) $2,675.8 million in outstanding indebtedness, (iii) $3,532.1 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.60%.

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

Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument, the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The revolving period under the Revolving Credit Facility ends on September 22, 2025 and the Revolving Credit Facility matures on September 22, 2026. The special purpose vehicle asset credit facilities, SPV Asset Facility I and SPV Asset Facility II, mature on August 12, 2030 and November 16, 2026, respectively. The June 2025 Notes, December 2025 Notes, June 2026 Notes and January 2027 Notes mature on June 30, 2025, December 15, 2025, June 17, 2026 and January 15, 2027, respectively. CLO 2020-1 matures on January 15, 2031. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “—Risks Related to Our Business — To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock the private funds managed by Dyal and the funds and accounts managed by Oak Street (the “Blue Owl Clients”), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies - Investments at Fair Value.”

We are not limited with respect to the proportion of our assets that may be invested in a single issuer.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry in which we may invest significantly than a diversified investment company.

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination, structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management, performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl.

In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, which has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

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

In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “— We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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

As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer. All of these factors may restrict our ability to sell our positions and may have a material adverse impact on us.

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

We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities.

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

As of December 31, 2021, our investments in systems software and application software represented 18.9% and 13.4% of our portfolio at fair value. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, fluctuations in customer demand and sensitivity to general economic conditions and cyclical demand.

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•
the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•
so-called lender-liability claims by the issuer of the obligations,
•
environmental liabilities that may arise with respect to collateral securing the obligations, and
•
limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

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

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.

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

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

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

In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

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

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

We may expose ourselves to risks if we engage in hedging transactions.

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

The success of our hedging strategy, if any, will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.” and “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes.

Under the Dodd-Frank Act, the CFTC and the SEC have issued rules to implement broad, new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

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

Under the terms of the loan sale agreement entered into in connection with the $333.5 million term debt securitization transaction (the “CLO Transaction”) we completed on December 16, 2020 (the “CLO Closing Date”), we sold and/or contributed to Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO Issuer”), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the CLO Closing Date, for the purchase price and other consideration set forth in the loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuer to file for bankruptcy) in the CLO Issuer and the CLO Issuer in turn owns 100% of the equity of Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the "CLO Co-Issuer"). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuer (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by the CLO Issuer is subject to certain conditions and restrictions under the CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.

The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer and the CLO Co-Issuer (the “CLO Debt”), and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuer (which the CLO Issuer could have distributed with respect to the CLO Preferred Shares of the CLO Issuer) will be diverted to the payment of principal on the CLO Debt of the CLO Issuer. See “—The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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

In addition, if an event of default occurs and is continuing with respect to the CLO Debt of the CLO Issuer, the holders of the CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the "CLO Indenture"). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “—The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

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

Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.

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

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to conduct an Exchange Listing. If we do undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

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
•
loss of a major funding source; and
•
the length and duration of the COVID-19 pandemic and the magnitude of its economic impact.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

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

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

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

Distributions declared during the year ended December 31, 2021 of $123.0 million consisted of approximately $121.1 million of ordinary income and $1.9 million of long-term capital gains, as determined on a tax basis. Distributions declared during the year ended December 31, 2020 of $76.8 million were derived from ordinary income, determined on a tax basis.

Holders

As of March 10, 2022, there were approximately 7,500 holders of our common stock.

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

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On February 23, 2022, our Board declared a distribution of 90% of estimated first quarter taxable income and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2022, payable on or before May 13, 2022.

The following table summarizes dividends declared for the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.16
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

The dividends declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.

The following table summarizes dividends declared for the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

The dividends declared during the year ended December 31, 2020 were derived from ordinary income, determined on a tax basis.

The following table summarizes dividends declared for the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2021, 2020, 2019 and 2018.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

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
(5)
Facility was terminated in 2021.

Item 6. Selected Financial Data.

The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2021, 2020 and 2019. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2021	2020	2019
Consolidated Statement of Operations Data
Income
Total investment income	$354.1	$173.2	$83.7
Expenses
Total expenses	201.3	94.0	52.5
Net investment income (loss) before income taxes	152.8	79.2	31.2
Excise tax expense	4.9	0.4	0.1
Net investment income (loss) after income taxes	147.9	78.8	31.1
Total change in net unrealized gain (loss)	188.0	43.0	(2.0)
Total net realized gain (loss)	88.9	0.3	1.6
Increase (decrease) in net assets resulting from operations	$424.8	$122.1	$30.7
Earnings per common share – basic and diluted	$3.05	$1.43	$0.84
Consolidated Balance Sheet Data
Cash	$107.0	$82.2	$142.4
Investments at fair value	6,138.9	3,057.3	1,475.9
Total assets	6,291.7	3,157.9	1,625.0
Total debt (net of unamortized debt issuance costs)	2,643.8	1,614.1	823.8
Total liabilities	2,759.5	1,661.0	847.8
Total net assets	$3,532.2	$1,496.9	$777.2
Net asset value per share	$17.65	$14.88	$14.70
Other Data:
Number of portfolio companies	92	52	29
Distributions Declared Per Share	$0.65	$0.84	$0.65
Total return based on net asset value(2)	24.5%	7.2%	5.8%
Weighted average total yield of portfolio at fair value	6.6%	7.9%	7.9%
Weighted average total yield of portfolio at amortized cost	6.8%	8.0%	7.9%
Weighted average yield of debt and income producing securities at fair value	8.0%	8.3%	8.2%
Weighted average yield of debt and income producing securities at amortized cost	8.0%	8.3%	8.2%
Fair value of debt investments as a percentage of principal	99.1%	99.2%	98.5%

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

We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.

Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2021, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II and ORDA, the "Owl Rock Advisers", which are also investment advisers.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to participate in follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2021, our Adviser or its affiliates have originated $51.2 billion aggregate principal amount of investments across multiple industries, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions. As of December 31, 2021, our average investment size in each of our portfolio companies was approximately $66.7 million based on fair value. As of December 31, 2021, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 71.0% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $549 million, weighted average annual EBITDA of $123 million and a weighted average enterprise value of $3.5 billion. As of December 31, 2021, investments we classify as growth capital represented 25.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $246 million and a weighted average enterprise value of $5.6 billion.

The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2021, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR") and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $2.6 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2021. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of December 31, 2021, based on fair value, our portfolio consisted of 65.9% first lien senior secured debt investments (of which 73% we consider to be unitranche debt investments (including “last out” portions of such loans), 8.9% second lien senior secured debt investments, 3.2% unsecured debt investments, 13.1% preferred equity investments and 8.9% common equity investments.

As of December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 6.6% and 6.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.0% and 8.0%, respectively.

As of December 31, 2021, we had investments in 92 portfolio companies with an aggregate fair value of $6.1 billion. As of December 31, 2021, we had net leverage of 0.73x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for equity investments and large unitranche debt investments. We are monitoring the effect that a rising interest rate environment may have on our portfolio companies and our investment activities.

Our investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Year Ended December 31, 2021
New investment commitments
Gross originations	$4,469,190
Less: Sell downs	(152,286)
Total new investment commitments	$4,316,904
Principal amount of investments funded:
First-lien senior secured debt investments	$2,397,182
Second-lien senior secured debt investments	461,209
Unsecured debt investments	187,825
Preferred equity investments(3)	620,634
Common equity investments(3)	300,496
Total principal amount of investments funded	$3,967,346
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(650,503)
Second-lien senior secured debt investments	(121,907)
Unsecured debt investments	(250,000)
Preferred equity investments(3)	(49,037)
Common equity investments(3)	(73,587)
Total principal amount of investments sold or repaid	$(1,145,034)
Number of new investment commitments in new portfolio companies(1)	54
Average new investment commitment amount	$65,626
Weighted average term for new debt investment commitments (in years)	6.3
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.4%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.6%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
New investment commitments
Gross originations	$1,822,855	$1,517,163
Less: Sell downs	(50,000)	(87,130)
Total new investment commitments	$1,772,855	$1,430,033
Principal amount of investments funded:
First-lien senior secured debt investments	$1,005,142	$1,141,864
Second-lien senior secured debt investments	159,945	16,450
Unsecured debt investments	364,640	—
Equity investments	116,917	57,160
Total principal amount of investments funded	$1,646,644	$1,215,474
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(184,279)	$(60,743)
Second-lien senior secured debt investments	(5,988)	—
Unsecured debt investments	—	(30,000)
Equity investments	—	—
Total principal amount of investments sold or repaid	$(190,267)	$(90,743)
Number of new investment commitments in new portfolio companies(1)	26	25
Average new investment commitment amount	$62,545	$54,928
Weighted average term for new debt investment commitments (in years)	5.9	6.1
Percentage of new debt investment commitments at floating rates	81.9%	100.0%
Percentage of new debt investment commitments at fixed rates	18.1%	0.0%
Weighted average interest rate of new debt investment commitments(2)	8.0%	8.0%
Weighted average spread over LIBOR of new floating rate debt investment commitments	7.2%	6.1%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24% and 1.91% as of December 31, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,026,044	$4,043,287	(1)
Second-lien senior secured debt investments	543,038	546,737
Unsecured debt investments	200,253	199,144
Preferred equity investments(2)	716,554	801,732
Common equity investments(2)	425,463	547,958
Total Investments	$5,911,352	$6,138,858

________________

(1)
73% of which we consider unitranche loans as of December 31, 2021.
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

We use GICS for classifying the industry groupings of our portfolio companies as of December 31, 2021. The industry composition based on fair value as of December 31, 2021 was as follows:

December 31, 2021
Aerospace & Defense	1.8%
Application Software	13.4
Banks	2.3
Building Products	0.7
Capital Markets	0.7
Commercial Services & Supplies	1.4
Industrial Conglomerates	1.4
Construction & Engineering	0.9
Consumer Finance	0.9
Diversified Consumer Services	8.7
Diversified Financial Services	5.4
Energy Equipment & Services	2.0
Health Care Technology	11.9
Hotels, Restaurants & Leisure	3.3
Household Durables	1.1
Insurance	1.1
Internet & Direct Marketing Retail	4.5
IT Services	7.8
Life Sciences Tools & Services	0.3
Professional Services	7.9
Real Estate Management & Development	1.6
Road & Rail	0.2
Systems Software	18.9
Thrifts & Mortgage Finance	1.8
Total	100.0%

The industry composition of investments based on fair value as of December 31, 2021 as compared to December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Aerospace and defense	1.8%	—%
Buildings and real estate	2.5	1.5
Business services	9.2	18.4
Data and information services	18.3	15.2
eCommerce and digital marketplaces	4.5	1.9
Education	6.2	9.5
Financial services	15.0	7.9
Food and beverage	1.7	8.7
Healthcare technology	10.7	12.5
Human resource support services	2.5	0.1
Insurance	1.1	2.6
Internet and digital media	2.5	3.6
Leisure and entertainment	1.7	2.9
Manufacturing	2.5	2.0
Oil and gas	2.0	3.2
Professional services	4.8	1.5
Technology Infrastructure	10.9	8.5
Telecommunications	1.9	—
Transportation	0.2	—
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as healthcare technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	15.3%	7.8%
Northeast	17.0	23.9
South	22.5	26.2
West	28.4	28.7
Brazil	0.7	-
Canada	3.7	4.4
Estonia	0.2	-
Guernsey	3.2	-
Israel	2.4	4.1
Netherlands	4.7	-
United Kingdom	1.9	4.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of portfolio	6.6%	7.9%
Weighted average total yield of debt and income producing securities	8.0%	8.3%
Weighted average interest rate of debt securities	7.6%	7.6%
Weighted average spread over LIBOR of all floating rate investments	6.7%	6.6%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$666,384	10.9%	$483,813	15.9%
2	5,440,470	88.6	2,511,117	82.1
3	32,004	0.5	62,407	2.0
4	—	—	—	—
5	—	—	—	—
Total	$6,138,858	100.0%	$3,057,337	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,769,335	100.0%	$2,840,848	100.0%
Non-accrual	—	—	—	—
Total	$4,769,335	100.0%	$2,840,848	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Total Investment Income	$354.1	$173.2	$83.7
Less: Expenses	201.4	94.0	52.5
Net Investment Income (Loss) Before Taxes	$152.7	$79.2	$31.2
Less: Income taxes, including excise taxes	4.9	0.4	0.1
Net Investment Income (Loss) After Taxes	$147.8	$78.8	$31.1
Net change in unrealized gain (loss)	188.1	43.0	(2.0)
Net realized gain (loss)	88.9	0.3	1.6
Net Increase (Decrease) in Net Assets Resulting from Operations	$424.8	$122.1	$30.7

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Interest income from investments	$291.4	$151.0	$80.2
PIK interest income	42.3	19.1	1.1
Dividend income	15.9	0.4	—
Other income	4.5	2.7	2.4
Total investment income	$354.1	$173.2	$83.7

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the years ended December 31, 2021 and 2020

Investment income increased to $354.1 million for the year ended December 31, 2021 from $173.2 million for the year ended December 31, 2020 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.9 billion as of December 31, 2020, to $4.8 billion as of December 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $3.0 million to $44.6 million for the year ended December 31, 2020 and 2021, respectively. For the year ended December 31, 2020 and 2021, there were one-time prepayment fees of approximately $1.3 million and $32.6 million, respectively. Of the prepayment fees of $32.6 million for the year ended December 31, 2021, $26.4 million was related to one investment. Payment-in-kind interest income increased period-over-period primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Payment-in-kind interest income increased from approximately 11.2% of investment income for the year ended December 31, 2020 to approximately 11.9% of investment income for the year ended December 31, 2021. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

For the years ended December 31, 2020 and 2019

Investment income increased to $173.2 million for the year ended December 31, 2020 from $83.7 million for the year ended December 31, 2019 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $1.4 billion as of December 31, 2019, to $2.9 billion as of December 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $213.1 thousand to $3.0 million, for the year ended December 31, 2019 and 2020, respectively. There were no one-time prepayment fees for the year ended December 31, 2019. For the year ended December 31, 2020, there were one-time prepayment fees of approximately $1.4 million. Payment-in-kind interest income also increased period-over-period primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Payment-in-kind interest income increased from approximately 1.3% of investment income for the year ended December 31, 2019 to approximately 11.2% of investment income for the year ended December 31, 2020 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased period-over-period driven by an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Interest expense	$93.8	$38.6	$21.7
Management fees	46.9	32.8	22.1
Incentive fees	47.2	13.4	2.6
Professional fees	8.0	5.4	3.3
Directors' fees	1.0	0.9	0.6
Other general and administrative	4.5	2.9	2.2
Total operating expenses	$201.4	$94.0	$52.5

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the years ended December 31, 2021 and 2020

Total expenses increased to $201.4 million for the year ended December 31, 2021 from $94.0 million for the year ended December 31, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio, partially offset by the drawdown of remaining unfunded capital commitments through November 5, 2021. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $2.6 billion from $914 million period over period, and an increase in the average interest rate to 3.74% from 3.68% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the years ended December 31, 2020 and 2019

Total expenses increased to $94.0 million for the year ended December 31, 2020 from $52.5 million for the year ended December 31, 2019 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the portfolio and growth in unfunded capital commitments period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income, over performance in certain investments and gains realized from exiting certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $914 million from $479 million period over period, partially offset by a decrease in the average interest rate to 3.68% from 3.76% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$66,487	$98,902	$85,833	$102,915
Net expenses	$41,069	$55,144	$69,147	$40,931
Net investment income (loss)	$25,418	$43,758	$16,686	$61,984
Net realized and unrealized gains (losses) on investments	$42,852	$101,002	$227,043	$(93,934)
Increase (decrease) in net assets resulting from operations	$68,270	$144,760	$243,729	$(31,950)
Net asset value per share as of the end of the quarter	$15.32	$16.33	$17.91	$17.65
Earnings (loss) per share - basic and diluted	$0.66	$1.22	$1.69	$(0.17)

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,727	$40,531	$45,479	$52,468
Net expenses	$18,912	$18,715	$24,378	$32,388
Net investment income (loss)	$15,815	$21,816	$21,101	$20,080
Net realized and unrealized gains (losses) on investments	$(56,028)	$44,316	$31,646	$23,371
Increase (decrease) in net assets resulting from operations	$(40,213)	$66,132	$52,747	$43,451
Net asset value per share as of the end of the quarter	$13.76	$14.34	$14.66	$14.88
Earnings (loss) per share - basic and diluted	$(0.70)	$0.78	$0.53	$0.44

	For the three months ended
(amounts in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$9,123	$17,098	$27,175	$30,316
Net expenses	$8,083	$10,889	$15,765	$17,902
Net investment income (loss)	$1,040	$6,209	$11,410	$12,414
Net realized and unrealized gains (losses) on investments	$2,873	$475	$(3,792)	$107
Increase (decrease) in net assets resulting from operations	$3,913	$6,684	$7,618	$12,521
Net asset value per share as of the end of the quarter	$14.70	$14.74	$14.66	$14.70
Earnings (loss) per share - basic and diluted	$0.19	$0.19	$0.18	$0.26

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

For the years ended December 31, 2021, 2020 and 2019, we accrued U.S. federal excise tax of $4.9 million, $410 thousand and $107 thousand, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2021, 2020 and 2019 net change in unrealized gains (losses) was comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Net change in unrealized gain (loss) on investments	$188.9	$43.3	$(2.0)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.8)	(0.3)	—
Net change in unrealized gain (loss)	$188.1	$43.0	$(2.0)

For the years ended December 31, 2021 and 2020

For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2020, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Toast, Inc.	$53.5
Saturn Ultimate, Inc.	30.8
Remitly Global, Inc.	29.8
Circle Internet Services, Inc.	25.2
Robinhood Markets, Inc.	(21.4)
UserZoom Technologies, Inc.	14.4
Algolia, Inc.	12.5
SLA Eclipse Co-Invest, L.P.	8.9
MINDBODY, Inc.	6.0
Kajabi Holdings, LLC	4.9
Remaining portfolio companies	24.3
Total	$188.9

For the years ended December 31, 2020 and 2019

For the year ended December 31, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2019. As of December 31, 2020, the fair value of our debt investments as a percentage of principal was 99.3% on our $2.9 billion portfolio, compared to 98.5% on our $1.4 billion portfolio as of December 31, 2019. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2019, as well as certain over performing investments. See "COVID-19 Developments" for additional information.

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the years ended December 31, 2021, 2020 and 2019 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Net realized gain (loss) on investments	$88.5	$—	$1.6
Net realized gain (loss) on foreign currency transactions	0.4	0.3	—
Net realized gain (loss)	$88.9	$0.3	$1.6

Realized Gross Internal Rate of Return

Since we began investing in 2018 through December 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 13.5% (based on total capital invested of $1.3 billion and total proceeds from these exited investments of $1.5 billion). Seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our shareholders. Initial investments are assumed to occur at time zero.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our shareholders, and would be lower if it did.

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2021 and 2020, our asset coverage ratio was 231% and 191%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2021, we had $608.8 million available under our credit facilities.

As of December 31, 2021, we had $107.0 million in cash. During the period ended December 31, 2021, we used $2,619.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $4,109.9 million, partially offset by sales of portfolio investments of $1,376.1 million, and other operating activities of $114.5 million. Lastly, cash provided by financing activities was $2,644.1 million during the period, which was the result of proceeds from the issuance of shares, net of offering costs paid, of $1,704.2 million and proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $1,023.2 million, net of $83.3 million of distributions paid.

Equity

Subscriptions and Drawdowns

In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.

Prior to August 1, 2021, we entered into subscription agreements (the "Subscription Agreements") with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. As of November 5, 2021, all Capital Commitments had been drawn.

During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
October 25, 2021	November 5, 2021	28,876,374	$529.3
September 15, 2021	September 28, 2021	27,202,175	500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		97,706,118	$1,704.3

During the year ended December 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2

During the year ended December 31, 2019, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

Distributions

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.16
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Distribution per Share
November 3, 2020	December 31, 2020	January 29, 2021	$0.21
August 4, 2020	September 30, 2020	November 13, 2020	$0.22
May 5, 2020	June 30, 2020	August 14, 2020	$0.20
February 19, 2020	March 31, 2020	May 15, 2020	$0.21

The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Distribution per Share
October 30, 2019	December 31, 2019	January 31, 2020	$0.21
August 7, 2019	September 30, 2019	November 15, 2019	$0.25
May 8, 2019	June 30, 2019	August 15, 2019	$0.14
February 27, 2019	March 31, 2019	May 15, 2019	$0.05

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$650,774	$389,226	$639,327
SPV Asset Facility I	450,000	290,000	4,376	285,705
SPV Asset Facility II	300,000	—	215,229	(2,680)
June 2025 Notes	210,000	210,000	—	206,003
December 2025 Notes	650,000	650,000	—	656,708
June 2026 Notes	375,000	375,000	—	368,572
January 2027 Notes	300,000	300,000	—	292,799
CLO 2020-1	200,000	200,000	—	197,317
Total Debt	$3,525,000	$2,675,774	$608,831	$2,643,751

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 are presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million.

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
(2)
The carrying value of our Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes and CLO 2020-1 are presented net of unamortized debt issuance costs of $1.9 million, $6.3 million, $3.7 million, $5.0 million, $8.1 million, $7.2 million and $2.9 million.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$84,503	$34,197	$19,478
Amortization of debt issuance costs	9,325	4,372	2,202
Total Interest Expense	$93,828	$38,569	$21,680
Average interest rate	3.74%	3.68%	3.76%
Average daily borrowings	$2,228,323	$914,266	$479,115

Senior Securities

Information about our senior securities is shown in the following table as of the fiscal years ended December 31, 2021, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

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
(5)
Facility was terminated in 2021.

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

Revolving Credit Facility

On March 15, 2019, we entered into a Senior Secured Revolving Credit Agreement (as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, and as amended by that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the issuing the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time party thereto ("each an "Issuing Bank" and collectively, the "Issuing Banks"), and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank as Administrative Agent.

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

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement, as amended through the date hereof, (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and

Assumption Agreements. The SPV Asset Facility was amended on October 27, 2021 to increase the total term loan commitment from $300 million to $450 million.

From time to time, we expect to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between us and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by OR Tech Financing I through our ownership of OR Tech Financing I. The total term loan commitment of the SPV Asset Facility I is $450 million. The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at LIBOR plus a spread of 3.50%; however, the SPV Asset Facility I includes fallback provisions which allow OR Tech Financing I and the Administrative Agent to select a replacement rate when LIBOR is no longer available. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

SPV Asset Facility II

On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement").

From time to time, we expect to sell and contribute certain investments to ORTF Funding I pursuant to a Sale and Contribution Agreement by and between us and ORTF Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORTF Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORTF Funding I through our ownership of ORTF Funding I. The maximum principal amount which may be borrowed under SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I's assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period of up to three years after the SPV Asset Facility II Closing Date. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2026 (the "SPV Asset Facility II State Maturity"). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially LIBOR) plus a spread of 2.625% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In additional, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreeement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I's assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.

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

December 2025 Notes

On September 23, 2020, we issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. On November 23, 2021, we issued an additional $250 million aggregate principal amount of the December 2025 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	12,737
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	—
CivicPlus, LLC	First lien senior secured revolving loan	3,300	—
ConnectWise, LLC	First lien senior secured revolving loan	—	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	20,351	—
Diligent Corporation	First lien senior secured delayed draw term loan	3,583	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	—

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	3,686	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	—
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,755	2,844
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	—
Instructure, Inc.	First lien senior secured revolving loan	—	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	6,040
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	2,030	2,800
Kaseya Inc.	First lien senior secured revolving loan	2,450	1,250
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	—
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	—
Total Unfunded Portfolio Company Commitments		$390,771	$199,510

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2021, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of December 31, 2021, we had raised $3.1 billion in total Capital Commitments from investors, of which $80.9 million was from executives of Owl Rock. As of November 5, 2021, all outstanding Capital Commitments had been drawn.

As of December 31, 2020, we had $3.1 billion in total Capital Commitments from our investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to our Adviser ($37.3 million undrawn).

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2021, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of December 31, 2021, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	650.8	—	—	650.8	—
SPV Asset Facility I	290.0	—	—	—	290.0
SPV Asset Facility II	—	—	—	—	—
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	650.0	—	—	650.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	—	300.0
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,675.8	$—	$—	$1,885.8	$790.0

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board since 2020 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On February 23, 2022, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2022 payable on or before May 13, 2022.

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

As of December 31, 2021, 100.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.85%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$113.6	$34.2	$79.4
Up 200 basis points	$65.3	$22.8	$42.5
Up 100 basis points	$17.0	$11.4	$5.6
Up 50 basis points	$1.7	$5.7	$(4.0)
Down 25 basis points	$(0.3)	$(2.7)	$2.4
Down 50 basis points	$(0.3)	$(4.3)	$4.0

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

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Technology Finance Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Owl Rock Technology Finance Corp. and subsidiaries (the Company), including the consolidated schedule of investments as of December 31, 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Fair value of investments

As discussed in Notes 4 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2021, total investments at fair value was $6,139 million.

We identified the evaluation of the fair value of investments that are not publicly traded and have no readily determinable market value as a critical audit matter. Evaluation of the Company’s valuation assumptions involved a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate market yields for investments with similar terms and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values. Changes in these assumptions could have a significant impact on the fair value of investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation of investments process. This included controls related to the development of the market yield and financial performance multiple assumptions used in the Company’s valuations. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period valuation date. For a selection of investments, we compared data used by the Company in developing such assumptions to relevant underlying documentation, including portfolio company financial information. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted by developing an estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the respective investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Owl Rock Technology Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Owl Rock Technology Finance Corp. and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Owl Rock Technology Finance Corp. and its subsidiaries as of December 31, 2019 and December 31, 2018 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Owl Rock Technology Finance Corp. and its subsidiaries as of December 31, 2020, 2019 and 2018, appearing on page 74, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodians, administrative agents and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 4, 2021

We served as the Company's auditor from 2018 to 2020.

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,583,078 and $2,915,096, respectively)	$5,794,488	$2,957,337
Non-controlled, affiliated investments (amortized cost of $253,043 and $100,002, respectively)	269,370	100,000
Controlled, affiliated investments (amortized cost of $75,231 and $0, respectively)	75,000	—
Total investments at fair value (amortized cost of $5,911,352 and $3,015,098, respectively)	6,138,858	3,057,337
Cash	107,025	82,236
Interest receivable	43,013	17,304
Dividend income receivable	930	375
Prepaid expenses and other assets	1,849	611
Total Assets	$6,291,675	$3,157,863
Liabilities
Debt (net of unamortized debt issuance costs of $32,023 and $35,079, respectively)	$2,643,751	$1,614,118
Management fee payable	13,353	9,335
Distribution payable	31,653	21,107
Incentive fee payable	37,731	6,682
Payables to affiliates	2,527	2,271
Payable for investments purchased	11,372	—
Accrued expenses and other liabilities	19,138	7,471
Total Liabilities	$2,759,525	$1,660,984
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 200,099,575 and 100,586,224 shares issued and outstanding, respectively	$2,001	$1,006
Additional paid-in-capital	3,176,992	1,449,943
Total distributable earnings (losses)	353,157	45,930
Total Net Assets	$3,532,150	$1,496,879
Total Liabilities and Net Assets	$6,291,675	$3,157,863
Net Asset Value Per Share	$17.65	$14.88

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$291,359	$151,011	$80,256
Payment-in-kind interest income	42,371	19,110	1,090
Dividend income	2,877	—	—
Other income	4,519	2,709	2,366
Total investment income from non-controlled, non-affiliated investments	341,126	172,830	83,712
Investment income from non-controlled, affiliated investments:
Dividend income	13,011	375	—
Total investment income from non-controlled, affiliated investments	13,011	375	—
Total Investment Income	354,137	173,205	83,712
Expenses
Interest expense	$93,828	$38,569	$21,680
Management fees	46,845	32,831	22,085
Incentive fees	47,201	13,414	2,622
Professional fees	7,982	5,437	3,308
Directors' fees	1,017	845	622
Other general and administrative	4,497	2,887	2,215
Total Expenses	201,370	93,983	52,532
Net Investment Income (Loss) Before Taxes	152,767	79,222	31,180
Excise tax expense	4,921	410	107
Net Investment Income (Loss) After Taxes	147,846	78,812	31,073
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$172,808	$43,329	$(1,948)
Non-controlled, affiliated investments	16,329	(2)	—
Controlled, affiliated investments	(231)	—	—
Translation of assets and liabilities in foreign currencies	(852)	(274)	(5)
Total Net Change in Unrealized Gain (Loss)	188,054	43,053	(1,953)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$57,705	$(26)	$1,560
Non-controlled, affiliated investments	30,805	—	—
Foreign currency transactions	399	278	56
Total Net Realized Gain (Loss)	88,909	252	1,616
Net Increase (Decrease) in Net Assets Resulting from Operations	$424,809	$122,117	$30,736
Earnings (Loss) Per Share - Basic and Diluted	$3.05	$1.43	$0.84
Weighted Average Shares Outstanding - Basic and Diluted	139,198,430	85,371,169	36,696,078

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(4)(5)(13)	Second lien senior secured loan	L + 7.75%	2/1/2029	87,500	$86,282	$87,063	2.5%
				87,500	86,282	87,063	2.5%
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	59,034	59,901	1.7%
Apptio, Inc.(4)(8)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,275	1,308	-%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,680	57,039	1.6%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	558	570	-%
CivicPlus, LLC(4)(7)(13)	First lien senior secured loan	L + 6.00%	8/24/2027	35,200	34,865	34,848	1.0%
CivicPlus, LLC(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	-	-	-	-%
CivicPlus, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	-	(31)	(33)	-%
Diamondback Acquisition, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	9/13/2028	101,893	99,926	99,855	2.8%
Diamondback Acquisition, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(195)	(204)	-%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.16%	8/4/2025	22,594	22,209	22,367	0.6%
Diligent Corporation(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	982	900	936	-%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(27)	(15)	-%
Gainsight, Inc.(4)(5)(13)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	30,569	30,074	30,110	0.9%
Gainsight, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	-	(85)	(79)	-%
GovBrands Intermediate, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	8/4/2027	64,325	62,807	62,717	1.8%
GovBrands Intermediate, Inc.(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,509	14,083	14,063	0.4%
GovBrands Intermediate, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	-	(158)	(170)	-%
Granicus, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	1/29/2027	29,736	29,115	29,215	0.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Granicus, Inc.(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	3,382	3,301	3,307	0.1%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	-	(54)	(46)	-%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	50,040	49,675	49,790	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)(15)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	1,588	1,564	1,572	-%
MessageBird BidCo B.V.(4)(8)(13)(22)	First lien senior secured loan	L + 6.75%	4/29/2027	120,000	117,581	117,600	3.2%
Ministry Brands Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	12/29/2028	7,680	7,527	7,526	0.2%
Ministry Brands Holdings, LLC(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	-	(25)	(24)	-%
Ministry Brands Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	-	(15)	(15)	-%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(7)(13)	First lien senior secured loan	L + 5.75%	4/22/2027	41,458	40,614	40,629	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(48)	(50)	-%
				642,774	631,150	632,717	17.7%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.00%	12/3/2027	141,481	139,752	140,420	4.0%
AxiomSL Group, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	-	(11)	-	-%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	-	(174)	(116)	-%
				141,481	139,567	140,304	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/8/2027	45,455	45,011	45,000	1.3%
EET Buyer, Inc. (dba e-Emphasys)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	-	(44)	(45)	-%
				45,455	44,967	44,955	1.3%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 6.25%	6/13/2025	83,722	82,289	83,302	2.4%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	6/13/2025	-	(90)	(35)	-%
				83,722	82,199	83,267	2.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
QAD, Inc.(4)(6)(13)	First lien senior secured loan	L + 6.00%	11/5/2027	88,571	86,838	86,800	2.5%
QAD, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	-	(223)	(229)	-%
				88,571	86,615	86,571	2.5%
Construction & Engineering
Dodge Data & Analytics LLC(4)(8)(13)	First lien senior secured loan	L + 7.50%	4/14/2026	49,751	48,873	51,243	1.5%
Dodge Data & Analytics LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	-	(49)	-	-%
				49,751	48,824	51,243	1.5%
Diversified Consumer Services
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.87%	5/29/2026	156,693	155,102	156,694	4.4%
Litera Bidco LLC(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,873	2,793	2,873	0.1%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	-	(63)	-	-%
Muine Gall, LLC(4)(8)(13)(20)(22)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	204,167	204,450	204,167	5.8%
Relativity ODA LLC(4)(5)(13)	First lien senior secured loan	L + 7.50%	5/12/2027	118,531	116,985	117,049	3.3%
Relativity ODA LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(151)	(141)	-%
Transact Holdings Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,798	8,710	8,696	0.2%
				491,062	487,826	489,338	13.8%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	8/28/2025	73,596	71,875	73,596	2.1%
Hg Saturn Luchaco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	3/30/2026	126,817	128,378	125,548	3.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)	First lien senior secured loan	L + 5.75%	9/8/2025	17,118	16,957	17,007	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,360	3,293	3,338	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	-	(16)	(7)	-%
Smarsh Inc.(4)(5)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,429	31,710	0.9%
				252,841	251,916	251,192	7.2%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/13/2025	72,070	71,433	70,989	2.0%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	-	(32)	(69)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.00%	5/14/2026	53,049	52,545	53,049	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	-	(26)	-	-%
				125,119	123,920	123,969	3.5%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/23/2028	117,672	115,873	115,790	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	-	(278)	(137)	-%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	-	(196)	(196)	-%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	First lien senior secured loan	G + 4.50%	4/28/2025	863	860	848	-%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	Second lien senior secured loan	G + 7.75%	4/27/2026	9,030	8,992	8,872	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(7)(13)	First lien senior secured loan	L + 6.00%	10/30/2028	24,103	23,631	23,621	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	-	(36)	(37)	-%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	-	(43)	(44)	-%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,806	95,440	2.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	8/21/2026	154,245	152,689	153,859	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	3,978	3,925	3,962	0.1%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,087	93,271	94,087	2.7%
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	-	(31)	-	-%
Inovalon Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/24/2028	129,485	126,287	126,248	3.6%
Inovalon Holdings, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	-	(170)	(173)	-%
Inovalon Holdings, Inc.(4)(7)(13)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	61,681	60,452	60,447	1.7%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,821	9,825	0.3%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,589	19,650	0.6%
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,546	19,297	19,527	0.5%
				739,532	728,739	731,589	20.9%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	78,972	78,487	78,972	2.2%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(37)	-	-%
				78,972	78,450	78,972	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,962	62,188	1.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,225	4,163	4,188	0.1%
				66,725	66,125	66,376	1.9%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,603	10,860	0.3%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,138	54,526	55,138	1.6%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(34)	-	-%
				65,971	65,095	65,998	1.9%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(4)(8)(13)	First lien senior secured loan	L + 8.75% (3.00% PIK)	3/31/2027	33,689	33,689	32,004	0.9%
				33,689	33,689	32,004	0.9%
IT Services
Kaseya Inc.(4)(7)	First lien senior secured loan	L + 6.50% (incl. 1.00% PIK)	5/2/2025	47,694	47,126	47,695	1.3%
Kaseya Inc.(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 1.00% PIK)	9/8/2023	1,470	1,414	1,470	-%
Kaseya Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	-	(27)	-	-%
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,631	132,667	3.8%
Pluralsight, LLC(4)(8)(13)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	157,999	157,900	4.5%
Pluralsight, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(88)	(100)	-%
				341,992	338,055	339,632	9.6%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	393	371	392	-%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,730	19,900	0.6%
				20,393	20,101	20,292	0.6%
Professional Services
Cornerstone OnDemand, Inc.(4)(8)(13)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,611	70,592	2.0%
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.25%	12/12/2024	104,964	104,132	104,964	3.0%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	-	(18)	-	-%
Motus Group, LLC(4)(7)(13)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,690	17,689	0.5%
Proofpoint, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,733	54,725	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(6)(13)	First lien senior secured loan	L + 5.75%	6/30/2028	132,957	131,701	131,960	3.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	-	-	-	-%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	-	(72)	(59)	-%
When I Work, Inc.(4)(7)	First lien senior secured loan	L + 6.00%	11/2/2027	29,895	29,603	29,596	0.8%
When I Work, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	-	(55)	(56)	-%
				412,351	408,325	409,411	11.5%
Real Estate Management & Development
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,385	37,200	35,702	1.0%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,768	7,421	7,419	0.2%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,051	2,847	0.1%
REALPAGE, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,768	53,104	1.5%
				100,705	99,440	99,072	2.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	150,943	152,102	4.3%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(75)	-	-%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(7)(13)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	140,323	137,251	137,166	3.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	-	(252)	(263)	-%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,433	7,500	0.2%
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 5.75%	3/2/2028	80,107	78,287	78,504	2.2%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	-	(207)	(163)	-%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,943	25,250	0.7%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	85,450	84,372	85,450	2.4%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(106)	-	-%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,912	20,000	0.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,484	148,889	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	-	(536)	-	-%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	12/1/2028	21,000	20,437	20,895	0.6%
Tahoe Finco, LLC(4)(7)(13)(22)	First lien senior secured loan	L + 6.00%	9/29/2028	172,093	170,420	170,028	4.8%
Tahoe Finco, LLC(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	-	(124)	(155)	-%
				852,464	838,182	845,203	23.9%
Thrifts & Mortgage Finance
Blend Labs, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.50%	6/30/2026	112,500	109,980	110,250	3.1%
Blend Labs, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/30/2026	-	(112)	(250)	-%
				112,500	109,868	110,000	3.1%
Total non-controlled/non-affiliated portfolio company debt investments				$4,833,570	$4,769,335	$4,789,168	135.7%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock	N/A	N/A	29,074	14,005	16,281	0.5%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock	N/A	N/A	8,425	4,011	4,718	0.1%
					18,016	20,999	0.6%
Application Software
Alpha Partners Technology Merger Corp(14)(22)(24)	Common Stock	N/A	N/A	2,000,000	20,027	19,561	0.6%
Alpha Partners Technology Merger Corp(22)(24)	Sponsor Shares	N/A	N/A	100,000	1,000	2,562	0.1%
EShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(18)	Preferred Stock	10.50% PIK	N/A	15,000	15,403	15,407	0.4%
MessageBird BidCo B.V.(13)(18)(22)(24)	Warrants	N/A	N/A	191,530	1,174	1,174	-%
Nylas, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	15,000	0.4%
Saturn Ultimate, Inc.(13)(18)(24)	Common Stock	N/A	N/A	4,421,347	25,001	55,806	1.6%
					79,622	117,042	3.3%
Capital Markets
Robinhood Markets, Inc.(11)(18)(22)(24)	Common Stock	N/A	N/A	2,416,000	64,319	42,908	1.2%
					64,319	42,908	1.2%
Construction & Engineering
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(13)(18)(24)	Series A Preferred Stock	N/A	N/A	3,333,333	5,000	5,519	0.2%
					5,000	5,519	0.2%
Consumer Finance
Remitly Global, Inc (18)(24)	Common Stock	N/A	N/A	2,772,231	20,008	53,448	1.5%
					20,008	53,448	1.5%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(14)(18)(24)	LP Interest	N/A	N/A	15,000	15,153	25,860	0.7%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(11)(22)(24)	Common Stock	N/A	N/A	1,500,000	15,009	18,915	0.5%
					30,162	44,775	1.2%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diversified Financial Services
Brex, Inc.(18)(24)	Preferred Stock	N/A	N/A	143,943	5,011	5,000	0.1%
					5,011	5,000	0.1%
Hotels, Restaurants & Leisure
Toast, Inc.(18)(24)	Warrants	N/A	N/A	6,085,190	42,652	101,609	2.9%
VEPF Torreys Aggregator, LLC(13)(18)(24)	Series A Preferred Stock	N/A	N/A	25,000	25,000	25,000	0.7%
					67,652	126,609	3.6%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(18)(24)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	54,900	1.6%
Klaviyo, Inc.(18)(24)	Common Stock	N/A	N/A	1,198,270	40,018	42,232	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(18)(22)(24)	Series E Preferred Stock	N/A	N/A	19,499	42,490	42,490	1.2%
					132,533	139,622	4.0%
IT Services
E2Open Parent Holdings, Inc.(11)(18)(22)(24)	Class A Common Stock	N/A	N/A	1,650,943	17,504	18,590	0.5%
JumpCloud, Inc.(18)(24)	Series B Preferred Stock	N/A	N/A	756,590	4,531	4,531	0.1%
JumpCloud, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	40,000	1.1%
Replicated, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	20,000	0.6%
WMC Bidco, Inc.(13)(18)	Preferred Stock	11.25% PIK	N/A	57,231	55,703	55,657	1.6%
					137,763	138,778	3.9%
Professional Services
Arctic Wolf Networks, Inc.(18)(24)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.8%
BCTO WIW Holdings, Inc.(13)(18)(24)	Class A Common Stock	N/A	N/A	70,000	7,000	7,000	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(18)	Series A Preferred Stock	10.50% PIK	N/A	28,000	27,928	27,913	0.8%
Thunder Topco L.P. (dba Vector Solutions)(13)(18)(24)	Common Units	N/A	N/A	7,857,410	7,857	9,272	0.3%
					67,821	73,749	2.1%
Road & Rail
Bolt Technology OÜ(18)(22)(24)	Preferred Equity	N/A	N/A	11,304	11,304	11,372	0.3%
					11,304	11,372	0.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Systems Software
Algolia, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,376	0.7%
Algolia, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	136,776	4,000	4,000	0.1%
Brooklyn Lender Co-Invest 2, L.P.(13)(18)(24)	Common Units	N/A	N/A	12,692,160	12,692	12,692	0.4%
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,402	1.3%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.4%
Circle Internet Services, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	-%
Circle Internet Services, Inc.(18)(24)	Warrants	N/A	N/A	244,580	-	2,515	0.1%
Exabeam, Inc.(13)(18)(24)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	59,923	1.7%
Exabeam, Inc.(13)(18)(24)	Common Stock	N/A	N/A	1,289,034	35,745	35,745	1.0%
Halo Parent Newco, LLC(18)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,015	5,013	0.1%
Illumio, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.5%
Illumio, Inc.(18)(24)	Common Stock	N/A	N/A	358,365	2,432	2,407	0.1%
					169,907	223,321	6.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(14)(18)(24)	Common Stock	N/A	N/A	216,953	3,000	1,545	-%
Blend Labs, Inc.(13)(18)(24)	Warrants	N/A	N/A	299,216	1,625	633	-%
					4,625	2,178	-%
Total non-controlled/non-affiliated portfolio company equity investments					$813,743	$1,005,320	28.4%
Total non-controlled/non-affiliated portfolio company investments					$5,583,078	$5,794,488	164.1%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock	10.00% PIK	N/A	12,000,769	56,721	71,164	2.0%
					56,721	71,164	2.0%
Systems Software
Help SP SCF Investor, LP(18)(21)(24)	LP Interest	N/A	N/A	59,333	59,379	61,268	1.7%
Split Software, Inc.(18)(21)(24)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	30,000	0.8%
					89,384	91,268	2.5%
Internet & Direct Marketing Retail
Signifyd Inc.(18)(21)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	106,938	106,938	3.0%
					106,938	106,938	3.0%
Total non-controlled/affiliated portfolio company equity investments					$253,043	$269,370	7.5%
Total non-controlled/affiliated portfolio company investments					$253,043	$269,370	7.5%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(18)(22)(24)(25)	LLC Interest	N/A	N/A	75,000	75,231	75,000	2.1%
					75,231	75,000	2.1%
Total controlled/affiliated portfolio company equity investments					$75,231	$75,000	2.1%
Total controlled/affiliated portfolio company investments					$75,231	$75,000	2.1%
Total Investments					$5,911,352	$6,138,858	173.7%

________________

(1) Unless otherwise indicated, all investments are considered Level 3 investments.

(2) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3) As of December 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $243.3 million based on a tax cost basis of $5.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $33.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $276.4 million.

(4) Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), British Pound Sterling LIBOR (“GBPLIBOR” or “G”), Sterling Overnight Interbank Average Rate ("SONIA" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(5) The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.

(6) The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.

(7) The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.

(8) The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.

(9) The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%.

(10) The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.

(11) Level 1 investment.

(12) The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.47%.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

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

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

(18) Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $1,308.7 million or 37.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc.	Class A Common Stock	November 2, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Equity	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P.	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
E2Open Parent Holdings, Inc.	Class A Common Stock	August 27, 2021
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help SP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Warrants	May 5, 2021
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Remitly Global, Inc.	Common Stock	May 30, 2019
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Robinhood Markets, Inc.	Common Stock	February 1, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020
VEPF Torreys Aggregator, LLC	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc.	Preferred Stock	November 9, 2021

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

(19) Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.

(20) This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 "Debt".

(21) Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
UserZoom Technologies, Inc.	$50,000	$6,719	$—	$14,445	$—	$—	$71,164	$6,343	$—
SalesLoft, Inc.	50,000	2	(55,806)	—	30,805	(25,001)	—	—	—
Signifyd Inc.	—	106,938	—	—	—	—	106,938	6,668	—
Split Software, Inc.	—	30,005	—	(5)	—	—	30,000	—	—
Help SP SCF Investor, LP	—	59,379	—	1,889	—	—	61,268	—	—
Total	$100,000	$203,043	$(55,806)	$16,329	$30,805	$(25,001)	$269,370	$13,011	$—

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

(22) This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 21.2% of total assets as calculated in accordance with the regulatory requirements.

(23) Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(24) Non-income producing investment.

(25) As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company's investment in affiliates for the year ended December 31, 2021, were as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$—	$75,231	$—	$(231)	$—	$—	$75,000	$—	$—
Total	$—	$75,231	$—	$(231)	$—	$—	$75,000	$—	$—

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
(4)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), British Pound Sterling LIBOR ("GBPLIBOR" or "G"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(21)
Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2020
UserZoom Technologies, Inc.	$—	$50,002	$—	$(2)	$—	$—	$50,000
SalesLoft, Inc.	—	50,000	—	—	—	—	50,000
Total	$—	$100,002	$—	$(2)	$—	$—	$100,000
(a)
Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on the debt investments, as applicable.
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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$147,846	$78,812	$31,073
Net change in unrealized gain (loss)	188,054	43,053	(1,953)
Realized gain (loss)	88,909	252	1,616
Net Increase (Decrease) in Net Assets Resulting from Operations	424,809	122,117	30,736
Distributions
Distributions declared from earnings	(122,957)	(76,766)	(30,296)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(122,957)	(76,766)	(30,296)
Capital Share Transactions
Issuance of common shares	1,704,274	656,226	484,440
Reinvestment of distributions	29,145	18,130	5,582
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	1,733,419	674,356	490,022
Total Increase/(Decrease) in Net Assets	2,035,271	719,707	490,462
Net Assets, at beginning of period	1,496,879	777,172	286,710
Net Assets, at end of period	$3,532,150	$1,496,879	$777,172

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$424,809	$122,117	$30,736
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,109,928)	(1,815,151)	(1,396,849)
Proceeds from investments and investment repayments, net	1,376,062	306,228	186,431
Net amortization of discount on investments	(23,270)	(10,061)	(2,187)
Net change in unrealized (gain) loss on investments	(188,906)	(43,327)	1,948
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	803	319	5
Net realized (gain) loss on investments	(88,545)	26	(1,560)
Net realized (gain) loss on foreign currency transactions relating to investments	(7)	2	—
Paid-in-kind interest	(36,504)	(17,305)	(786)
Paid-in-kind dividend	(14,129)	—	—
Amortization of debt issuance costs	9,325	4,372	2,202
Amortization of offering costs	201	381	903
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(20,416)	(8,420)	(4,335)
(Increase) decrease in dividend income receivable	(555)	(375)	—
(Increase) decrease in paid-in-kind interest receivable	(5,293)	(2,757)	—
(Increase) decrease in prepaid expenses and other assets	(1,358)	(34)	(403)
Increase (decrease) in management fee payable	4,018	2,524	4,863
Increase (decrease) in incentive fee payable	31,049	5,303	1,379
Increase (decrease) in payables to affiliates	256	1,112	243
Increase (decrease) in payable for investments purchased	11,372	—	—
Increase (decrease) in accrued expenses and other liabilities	11,667	4,568	1,797
Net cash used in operating activities	(2,619,349)	(1,450,478)	(1,175,613)
Cash Flows from Financing Activities
Borrowings on debt	3,804,066	3,123,862	1,751,565
Payments on debt	(2,774,593)	(2,307,500)	(1,220,972)
Debt issuance costs	(6,269)	(32,536)	(6,672)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,704,274	656,226	484,440
Offering costs paid	(74)	(396)	(482)
Distributions paid	(83,266)	(49,305)	(12,938)
Net cash provided by financing activities	2,644,138	1,390,351	994,941
Net increase (decrease) in cash	24,789	(60,127)	(180,672)
Cash, beginning of period	82,236	142,363	323,035
Cash, end of period	$107,025	$82,236	$142,363

Supplemental and Non-Cash Information
Interest paid during the period	$75,507	$30,061	$17,988
Distributions declared during the period	$122,957	$76,766	$30,296
Reinvestment of distributions during the period	$29,145	$18,130	$5,582
Distribution payable	$31,653	$21,107	$11,776
Taxes, including excise tax, paid during the period	$324	$108	$—

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

Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

Through August 1, 2021, the Company conducted private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of November 5, 2021, the Capital Commitments were fully drawn. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, no investments are on non-accrual status.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective interest method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction (the "Transaction") pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl. The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below the Administration Agreement will remain in effect from two years from the date it first became effective, and will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses of approximately $2.7 million, $2.4 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of December 31, 2021, 2020 and 2019, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.5 million, $2.3 million and $1.2 million, respectively.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Investment

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

For the years ended December 31, 2021, 2020 and 2019, management fees were $46.9 million, $32.8 million and $22.1 million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred incentive fees of $19.5 million, $9.2 million and $2.6 million, respectively, based on net investment income.

The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

For the years ended December 31, 2021 and 2020, the Company incurred performance based incentive fees of $27.7 million and $4.2 million, respectively, based on capital gains, of which $21.8 million and $4.2 million, respectively, were related to unrealized gains. There were no performance based incentive fees incurred based on capital gains for the year ended December 31, 2019.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,026,044	$4,043,287
Second-lien senior secured debt investments	543,038	546,737
Unsecured debt investments	200,253	199,144
Preferred equity investments(1)	716,554	801,732
Common equity investments(1)	425,463	547,958
Total Investments	$5,911,352	$6,138,858

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The Company uses GICS for classifying the industry groupings of its portfolio companies as of December 31, 2021. The industry composition of investments based on fair value as of December 31, 2021 was as follows:

December 31, 2021
Aerospace & Defense	1.8%
Application Software	13.4
Banks	2.3
Building Products	0.7
Capital Markets	0.7
Commercial Services & Supplies	1.4
Industrial Conglomerates	1.4
Construction & Engineering	0.9
Consumer Finance	0.9
Diversified Consumer Services	8.7
Diversified Financial Services	5.4
Energy Equipment & Services	2.0
Health Care Technology	11.9
Hotels, Restaurants & Leisure	3.3
Household Durables	1.1
Insurance	1.1
Internet & Direct Marketing Retail	4.5
IT Services	7.8
Life Sciences Tools & Services	0.3
Professional Services	7.9
Real Estate Management & Development	1.6
Road & Rail	0.2
Systems Software	18.9
Thrifts & Mortgage Finance	1.8
Total	100.0%

The industry composition of investments based on fair value as of December 31, 2021 as compared to December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Aerospace and defense	1.8%	—%
Buildings and real estate	2.5	1.5
Business services	9.2	18.4
Data and information services	18.3	15.2
eCommerce and digital marketplaces	4.5	1.9
Education	6.2	9.5
Financial services	15.0	7.9
Food and beverage	1.7	8.7
Healthcare technology	10.7	12.5
Human resource support services	2.5	0.1
Insurance	1.1	2.6
Internet and digital media	2.5	3.6
Leisure and entertainment	1.7	2.9
Manufacturing	2.5	2.0
Oil and gas	2.0	3.2
Professional services	4.8	1.5
Technology Infrastructure	10.9	8.5
Telecommunications	1.9	—
Transportation	0.2	—
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The geographic composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	15.3%	7.8%
Northeast	17.0	23.9
South	22.5	26.2
West	28.4	28.7
Brazil	0.7	-
Canada	3.7	4.4
Estonia	0.2	-
Guernsey	3.2	-
Israel	2.4	4.1
Netherlands	4.7	-
United Kingdom	1.9	4.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2021 and 2020:

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,527	$4,023,760	$4,043,287
Second-lien senior secured debt investments	—	10,860	535,877	546,737
Unsecured debt investments	—	—	199,144	199,144
Preferred equity investments(1)	—	—	801,732	801,732
Common equity investments(1)	80,413	46,966	420,579	547,958
Total Investments at fair value	$80,413	$77,353	$5,981,092	$6,138,858

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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021, 2020 and 2019:

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$2,242,355	$184,996	$388,602	$190,655	$7,756	$3,014,364
Purchases of investments, net	2,528,569	445,177	123,300	620,444	245,442	3,962,932
Payment-in-kind	21,524	—	13,214	14,891	—	49,629
Proceeds from investments, net	(799,059)	(98,759)	(306,901)	(2,769)	(55,806)	(1,263,294)
Net change in unrealized gain (loss)	13,400	2,246	(12,958)	68,155	126,457	197,300
Net realized gains (losses)	15	—	42,580	—	30,805	73,400
Net amortization of discount on investments	16,956	2,217	3,807	60	—	23,040
Transfers between investment types	—	—	—	(72,754)	72,754	—
Transfers into (out of) Level 3(1)	—	—	(52,500)	(16,950)	(6,829)	(76,279)
Fair value, end of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
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

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2019, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the year ended December 31, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021
First-lien senior secured debt investments	$(462)
Second-lien senior secured debt investments	3,556
Unsecured debt investments	(4,769)
Preferred equity investments(1)	66,835
Common equity investments(1)	130,128
Total Investments	$195,288

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019
First-lien senior secured debt investments	$6,824	$(4,103)
Second-lien senior secured debt investments	1,107	15
Unsecured debt investments	12,148	—
Equity investments	24,011	150
Total Investments	$44,090	$(3,938)

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,378,478	Yield Analysis	Market Yield	5.3%-11.6% (8.6%)	Decrease
	645,282	Recent Transaction	Transaction Price	97.5%-99.6% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$217,710	Yield Analysis	Market Yield	7.9%-10.5% (9.2%)	Decrease
	169,623	Recent Transaction	Transaction Price	98.0%-99.5% (98.5%)	Increase
Unsecured debt investments	$199,144	Yield Analysis	Market Yield	7.2%-9.4% (8.6%)	Decrease
Preferred equity investments(2)	$233,002	Market Approach	Revenue Multiple	8.0x-22.5x (12.6x)	Increase
	82,194	Market Approach	EBITDA Multiple	9.3x-24.0x (17.6x)	Increase
	352,050	Market Approach	Transaction Price	$2.43-$2,178.99 ($276.91)	Increase
	134,486	Recent Transaction	Transaction Price	$5.99-$1,002.52 ($853.58)	Increase
Common equity investments(2)	$42,232	Market Approach	Revenue Multiple	30.0x (30.0x)	Increase
	9,272	Market Approach	EBITDA Multiple	24.0x (24.0x)	Increase
	134,151	Market Approach	Transaction Price	$6.72-609.78 ($436.08)	Increase
	158,252	Market Approach	Discount to Trade Price	$0.68-19.28 ($7.05)	Decrease
	1,174	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	75,498	Recent Transaction	Transaction Price	$1.00-$100.00 ($18.77)	Increase

________________

(1)
Excludes Level 3 investments with an aggregate fair value amounting to $148,544, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$-	$-	$103,970	$103,970
Revolving Credit Facility	639,327	639,327	62,037	62,037
SPV Asset Facility I	285,705	285,705	286,309	286,309
SPV Asset Facility II	(2,680)	(2,680)	—	—
June 2025 Notes	206,003	235,725	205,011	235,200
December 2025 Notes	656,708	692,250	391,931	418,000
June 2026 Notes	368,572	386,250	367,804	376,875
January 2027 Notes	292,799	294,000	—	—
CLO 2020-1	197,317	197,317	197,056	197,056
Total Debt	$2,643,751	$2,727,894	$1,614,118	$1,679,447

________________

(1)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $0.0 million, $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million, respectively.
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

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 231% and 191% as of December 31, 2021 and 2020, respectively.

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$650,774	$389,226	$639,327
SPV Asset Facility I	450,000	290,000	4,376	285,705
SPV Asset Facility II	300,000	—	215,229	(2,680)
June 2025 Notes	210,000	210,000	—	206,003
December 2025 Notes	650,000	650,000	—	656,708
June 2026 Notes	375,000	375,000	—	368,572
January 2027 Notes	300,000	300,000	—	292,799
CLO 2020-1	200,000	200,000	—	197,317
Total Debt	$3,525,000	$2,675,774	$608,831	$2,643,751

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 are presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million.

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
(2)
The carrying value of the Company’s Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, June 2025 Notes, December 2025 Notes, June 2026 Notes and CLO 2020-1 are presented net of unamortized debt issuance costs of $1.9 million, $6.3 million, $3.7 million, $5.0 million, $8.1 million, $7.2 million and $2.9 million.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$84,503	$34,197	$19,478
Amortization of debt issuance costs	9,325	4,372	2,202
Total Interest Expense	$93,828	$38,569	$21,680
Average interest rate	3.74%	3.68%	3.76%
Average daily borrowings	$2,228,323	$914,266	$479,115

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

Borrowings under the Subscription Credit Facility bore interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 1.50% or (ii) in the case of reference rate loans, the greatest of (A) a prime rate plus 0.50%, (B) the federal funds rate plus 1.00%, and (C) one-month LIBOR plus 1.50%. The Company generally borrowed utilizing LIBOR rate loans, generally electing one-month LIBOR upon borrowing. Loans were able to be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company also paid an unused commitment fee of 0.25% per annum on the unused commitments.

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

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (as amended through the date therof, the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements. The SPV Asset Facility I was amended on October 27, 2021 to increase the total term loan commitment from $300 million to $450 million.

From time to time, the Company expects to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between the Company and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by OR Tech Financing I through ownership of OR Tech Financing I. The total term loan commitment of

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

the SPV Asset Facility I is $450 million. The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at LIBOR plus a spread of 3.50%; however, the SPV Asset Facility I includes fallback provisions which allow OR Tech Financing I and the Administrative Agent to select a replacement rate when LIBOR is no longer available. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

SPV Asset Facility II

On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement').

From time to time, we expect to sell and contribute certain investments to ORTF Funding I pursuant to a Sale and Contribution Agreement by and between us and ORTF Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORTF Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORTF Funding I through our ownership of ORTF Funding I. The maximum principal amount which may be borrowed under SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I's assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period of up to three years after the SPV Asset Facility II Closing Date. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2026 (the "SPV Asset Facility II Stated Maturity"). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially LIBOR) plus a spread of 2.625% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I's assets for purposes of the borrowing base test over the total amount drawn under the SVP Asset Facility II, falls below 20%.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

December 2025 Notes

On September 23, 2020, the Company issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. On November 23, 2021, we issued an additional $250 million aggregate principal amount of the December 2025 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	3,269
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	12,737
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	7,500
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	—
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	—
CivicPlus, LLC	First lien senior secured revolving loan	3,300	—
ConnectWise, LLC	First lien senior secured revolving loan	—	10,428
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	17,826
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	5,435
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	20,351	—
Diligent Corporation	First lien senior secured delayed draw term loan	3,583	4,570
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	2,885	—
Dude Solutions Holdings, Inc.	First lien senior secured revolving loan	6,923	6,923
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	—

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	3,686	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	—
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	—
Granicus, Inc.	First lien senior secured revolving loan	2,615	4,110
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	1,957
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,755	2,844
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	—
Instructure, Inc.	First lien senior secured revolving loan	—	7,405
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	6,040
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	10,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	5,000	—
Kaseya Inc.	First lien senior secured delayed draw term loan	2,030	2,800
Kaseya Inc.	First lien senior secured revolving loan	2,450	1,250
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	—
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	6,642
Maverick Bidco Inc.	First lien senior secured delayed draw term loan	—	6,818
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	—
Pluralsight, LLC	First lien senior secured revolving loan	10,000	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	7,875	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	—
Total Unfunded Portfolio Company Commitments		$390,771	$199,510

The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of December 31, 2021, the Company had raised $3.1 billion in total Capital Commitments from investors, of which $80.9 million was from executives of Owl Rock. As of November 5, 2021, all outstanding Capital Commitments had been drawn.

As of December 31, 2020, the Company had $3.1 billion in total Capital Commitments from investors ($1.7 billion undrawn), of which $72.9 million is from entities affiliated with or related to the Adviser ($37.3 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021, management was not aware of any pending or threatened litigation.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Prior to August 1, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a capital call notice to its investors.

During the year ended December 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
October 25, 2021	November 5, 2021	28,876,374	$529.3
September 15, 2021	September 28, 2021	27,202,175	500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		97,706,118	$1,704.3

During the year ended December 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

During the year ended December 31, 2019, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
November 7, 2019	November 22, 2019	6,756,466	$100.0
September 16, 2019	September 27, 2019	4,025,213	59.9
May 15, 2019	May 29, 2019	10,112,871	149.5
March 15, 2019	March 28, 2019	11,838,390	175.0
Total		32,732,940	$484.4

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.16
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

On February 23, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2022, payable on or before May 13, 2022.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2019:

	December 31, 2019
Date Declared	Record Date	Payment Date	Shares
August 7, 2019	September 30, 2019	November 15, 2019	224,683
May 8, 2019	June 30, 2019	August 15, 2019	122,495
February 27, 2019	March 31, 2019	May 15, 2019	32,953

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020	2019
Increase (decrease) in net assets resulting from operations	$424,809	$122,117	$30,736
Weighted average shares of common stock outstanding—basic and diluted	139,198,430	85,371,169	36,696,078
Earnings (loss) per common share-basic and diluted	$3.05	$1.43	$0.84

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

The following reconciles the increase in net assets resulting from operations for the fiscal periods ended December 31, 2021, 2020 and 2019 to undistributed taxable income at December 31, 2021, 2020 and 2019 respectively:

	For the Years Ended December 31,
($ in millions)	2021(1)	2020	2019
Increase (decrease) in net assets resulting from operations	$424.8	$122.1	$30.7
Adjustments:
Net unrealized gain (loss)	(188.1)	(43.1)	2.0
Deferred organization costs	—	—	—
Excise tax	4.9	0.4	0.1
Other book-tax differences	4.3	3.7	0.9
Net operating losses	—	—	-
Taxable Income	$245.9	$83.1	$33.7

________________

(1)
Tax information for the fiscal year ended December 31, 2021 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2021

Total distributions declared during the year ended December 31, 2021 of $123.0 million consisted of approximately $121.1 million of ordinary income and $1.9 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2021, the Company had $22.8 million of undistributed ordinary income, $109.8 million of undistributed capital gains, as well as $245.0 million of net unrealized gains on investments and assets and liabilities in foreign currencies and $(24.4) million of other temporary differences. For the year ended December 31, 2021, 80.0% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non- U.S. shareholders.

During the year ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.5 million of non-deductible offering costs and $4.9 million of U.S. federal excise taxes.

As of December 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $243.3 million based on a tax cost basis of $5.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $33.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $276.4 million.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2021	2020	2019
Per share data:
Net asset value, beginning of period	$14.88	$14.70	$14.53
Net investment income (loss)(1)	1.06	0.92	0.85
Net realized and unrealized gain (loss)	2.52	0.10	(0.03)
Total from operations	3.58	1.02	0.82
Distributions declared from net investment income(2)	(0.81)	(0.84)	(0.65)
Total increase (decrease) in net assets	2.77	0.18	0.17
Net asset value, end of period	$17.65	$14.88	$14.70
Shares outstanding, end of period	200,099,575	100,586,224	52,852,122
Total Return(3)	24.5%	7.2%	5.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	8.4%	7.8%	9.3%
Ratio of net investment income to average net assets	6.1%	6.5%	5.5%
Net assets, end of period	$3,532,150	$1,496,879	$777,172
Weighted-average shares outstanding	139,198,430	85,371,169	36,696,078
Total capital commitments, end of period	$3,134,815	$3,126,885	$2,519,921
Ratio of total contributed capital to total committed capital, end of period	100.0%	45.7%	30.7%
Portfolio turnover rate	27.3%	10.8%	18.4%
Year of formation	2018	2018	2018

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

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board since 2020 and currently serves as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On February 23, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2022, payable on or before May 13, 2022.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2022 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.

Messrs. D'Alelio and Packer serve as Class I directors (with terms expiring in 2022). Messrs. Kaye and Woolridge serve as Class II directors (with terms expiring in 2023). Messrs. Ostrover and Temple and Ms. Weiler serve as Class III directors (with terms expiring in 2024). On January 24, 2022, Mr. Finn notified the Company of his intention to resign as a director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors. Mr. Finn served as a Class I director.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 58	Director	Founder of Kayezen, LLC	Class II Director since 2018; Term expires in 2023	7

Owl Rock Capital Corporation ("ORCC")
Owl Rock Capital Corporation II ("ORCC II")
Owl Rock Capital Corporation III ("ORCC III")
Owl Rock Core Income Corp. ("ORCIC")
Owl Rock Technology Finance Corp. II ("ORTF II")
Owl Rock Technology Income Corp. ("ORTIC")

Victor Woolridge, 65	Director	Managing Director of Barings Real Estates Advisers, LLC	Class II Director since 2021; term expires in 2023	7	ORCC ORCC II ORCC III ORTF ORTF II ORTIC
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class III Director since 2018; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Plains All American Pipeline Company
Melissa Weiler, 57	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC

Edward D'Alelio, 69	Chairman of the Board, Director	Retired	Class I Director since 2018; Term expires in 2022	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Director(4)
Craig W. Packer, 55	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC II, ORCC III, ORCIC, ORTF II and ORTIC (the "Owl Rock BDCs") Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2018; Term expires in 2022	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")

________________

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
(4)
"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009 Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund. & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of the Company, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. Ms. Weiler joined the boards of directors of the Company, ORCC, ORCC II, ORCC III and ORCIC in February 2021 and the boards of directors of ORTIC and ORTF II in August 2021 and November 2021, respectively. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for

Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORCC III, ORCIC, ORTIC and ORTF II in November 2021.

Interested Director

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of the Company since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met nine times during 2021 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our then-current directors attended the 2021 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not "interested Persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.owlrockbdcs.com.

As of the date of the Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D’Alelio	Edward D’Alelio
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;

(b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;

(d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;

(e) pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f) acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had ten formal meetings in 2021.

Our Board has determined that Christopher M. Temple and qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a) recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b) makes recommendations with regard to the tenure of the directors;

(c) is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and

(d) recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had five formal meetings in 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockbdcs.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2018
Bryan Cole	37	Chief Accounting Officer	2018
Alexis Maged	56	Vice President	2018
Neena Reddy	43	Vice President and Secretary	2019
Alan Kirshenbaum	51	Executive Vice President	2020
Jonathan Lamm	47	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	33	Co-Treasurer and Co-Controller	2021
Shari Withem	39	Co-Treasurer and Co-Controller	2021

The address for each of our executive officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl's registered investment advisers, including the Owl Rock Advisers. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Chief Accounting Officer of ORCC, the Company and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 20215-2021, the Company from 2018-2021, and the ORCC III and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX's finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stears Asset Management ("BSAM") in1999 and worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean's Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

Mr. Lamm is a Managing Director of Blue Owl, a Vice President of ORCC II, ORCC III, ORCIC and ORTIC, and the Chief Operating Officer and Chief Financial Officer of ORCC, the Company and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is licensed as a Certified Public Accountant in Virginia.

Portfolio Managers

The management of the Company’s investment portfolio is the responsibility of the Adviser’s Investment Committee. The Company considers these individuals to be its portfolio managers. The members of the Investment Committee function as portfolio manager with the most significant responsibility for the day-to-day management of our portfolio. Each member of the Investment Committee is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. The Investment Committee meets regularly to consider the Company’s investments, direct its strategic initiatives and supervise the actions taken by the Adviser on its behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The members of the Investment Team perform a similar role for ORTIC and ORTF II and certain members of the Investment Team also perform a similar role for ORCC, ORCC II, ORCC III and ORCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests” for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972

In addition to managing our investments, as of December 31, 2021, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market lending	$45.0
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market lending	$0.1

In addition to managing our investments, as of December 31, 2021, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,298.2
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,501.1
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$2,944.4
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$3,163.7

As of December 31, 2021, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $4.6 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee, who are not directors or executive officers of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of the Company from 2018-2021, and on the boards of directors of ORCC III and ORCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr Ostrover was Global Co-Head of CSFB's Leverage Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from University of Pennsylvania and an M.B.A. from New York Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Adviser's investment Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a trustee or board member of the 92nd Street Y. American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and Stanford University Board of Trustees.

Erik Bissonnette

Mr. Bissonnette is a Managing Director in the Owl Rock division of Blue Owl and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Pravin Vazirani

Mr. Vazirani is a Managing Director in the Owl Rock division of Blue Owl and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO: CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems). Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani holds BS and MS degrees in electrical engineering from MIT, and an MBA from the Harvard University Graduate School of Business.

Jon ten Oever

Mr. ten Oever is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Technology Credit for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser. Prior to joining Owl Rock in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2008 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group's Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2008 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a B.A. from Huron College at the University of Western Ontario in 1994 and a J.D. from the Yale Law School in 1997.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of February 18, 2022 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this annual report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	over $100,000	over $100,000
Pravin Vazirani	over $100,000	over $100,000
Jon ten Oever	over $100,000	over $100,000

________________

(1) Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.

(2) The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2021 times the number of shares beneficially owned.

(3) The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.70 as of February 18, 2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the Investment Committee Member, (2) the net asset value per share of Owl Rock Capital Corporation II's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the Investment Committee Member, (3) the net asset value per share of Owl Rock Capital Corporation III's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the Investment Committee Member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock beneficially owned by the Investment Committee Member, (5) the net asset value per share of Owl Rock Technology Finance Corp. II's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the Investment Committee Member and (6) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee Member.

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

Director Compensation

No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2021, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, Brian Finn and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$212,500	$212,500	$1,160,342
Christopher M. Temple	$202,500	$202,500	$1,112,720
Eric Kaye	$192,500	$192,500	$1,072,720
Brian Finn	$187,500	$187,500	$1,028,277
Melissa Weiler	$184,000	$184,000	$1,004,277
Victor Woolridge	$37,500	$37,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 10, 2022 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 200,556,380 shares of our common stock outstanding as of March 10, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	25,239,104	13%
Interested Directors
Craig W. Packer(2)	4,081,653	2%
Independent Directors
Edward D'Alelio	33,717	*
Eric Kaye	—	0%
Christopher M. Temple	—	0%
Melissa Weiler	—	0%
Victor Woolridge	—	0%
Executive Officers		0%
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	—	0%
Neena Reddy	—	0%
Alan Kirshenbaum(2)	4,081,653	2%
Jonathan Lamm	5,443	*
Shari Withem	—	0%
Matthew Swatt	—	0%
All officers and directors as a group (14 persons)(3)	4,120,813	2%

________________

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

(4) Includes a total of 4,081,653 shares held by Owl Rock FIC Tech BDC LLC.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 10, 2022 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)		Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	(4)	over $100,000
Independent Directors
Edward D'Alelio	over $100,000		over $100,000
Eric Kaye	—		over $100,000
Christopher M. Temple	—		over $100,000
Melissa Weiler	—		over $100,000
Victor Woolridge	—		—

________________

(1) Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.

(2) The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2021, times the number of shares of the Company's common stock beneficially owned.

(3) The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.70 as of February 18,

2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the net asset value per share of Owl Rock Capital Corporation II's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the director, (3) the net asset value per share of Owl Rock Capital Corporation III's common stock as of December 31, 2021 multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director, (4) the net offering price per share of Owl Rock Core Income Corp.'s common stock beneficially owned by the director, (5) the net asset value per shares of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Owl Rock Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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

Exemptive Relief

We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2021, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the other Owl Rock BDCs and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to outs.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Change in Independent Registered Public Accounting Firm

On June 22, 2021, upon recommendation of the Audit Committee, the Board dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. PricewaterhouseCoopers LLP had served as the Company’s independent registered public accounting firm for each of the fiscal years ended December 31, 2020, 2019 and 2018.

The reports of PricewaterhouseCoopers LLP on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2020 and 2019 and the subsequent period preceding June 22, 2021, there were (i) no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its reports, (ii) nor were there any “reportable events”, as such term is described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act.

On June 22, 2021, upon the recommendation of the Audit Committee, the Board approved the engagement of KPMG LLP to serve as the Company’s independent registered accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2021.

During the years ended December 31, 2020 and 2019 and through June 22, 2021, neither the Company nor any person on its behalf has consulted with KPMG LLP with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” as such terms are described in Items 304(a)(1)(iv) or 304(a)(1)(v), respectively, of Regulation S-K promulgated under the Exchange Act.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021:

For the Year Ended December 31, 2021
Audit Fees	$506,000
Audit-Related Fees(1)	4,500
Tax Fees	-
All Other Fees(2)	149,000
Total Fees	$659,500

________________

(1)
“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)
“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed for the fiscal years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Audit Fees	$—	$780,000
Audit-Related Fees(1)	—	42,500
Tax Fees	—	82,500
All Other Fees(2)	102,000	208,000
Total Fees	$102,000	$1,113,000

________________

(1)
“Audit-Related Fees” are those fees billed to the Company by PricewaterhouseCoopers LLP for services provided by PricewaterhouseCoopers LLP.
(2)
“All Other Fees” are those fees, if any, billed to the Company by PricewaterhouseCoopers LLP in connection with permitted non-audit services.

Pre‑Approval Policies and Procedures

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

4.7

Fourth Supplemental Indenture, dated June 14, 2021, relating to the 2.500% note due 2027, by and between the Company and Wells Fargo Bank, National Association as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on August 12, 2021).

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

10.3

Amended and Restated Investment Advisory Agreement between Owl Rock Technology Finance Corp. and Owl Rock Technology Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2021).

10.4

Amended and Restated Administration Agreement between Owl Rock Technology Finance Corp. and Owl Rock Technology Advisors LLC, dated May 18, 2021(incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 19, 2021).

10.5	Dividend Reinvestment Plan effective as of August 10, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.6

Custody Agreement by and between the Company and State Street Bank and Trust Company, dated August 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.7

License Agreement between the Company and Owl Rock Capital Partners LP, dated August 10, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on August 10, 2018).

10.8

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

10.9

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

10.10

First Amendment to Revolving Credit Agreement, dated as of June 6, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 7, 2019).

10.11

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of December 19, 2019, by and among Owl Rock Technology Finance Corp., as the Initial Borrower, and Wells Fargo Bank, National Association, as the Administrative Agent for the Secured Parties and as a Lender(incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K filed February 26, 2020).

10.12

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

10.13

Sale and Contribution Agreement dated as of August 11, 2020, between Owl Rock Technology Finance Corp., as Seller and OR Tech Financing I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed August 11, 2020).

10.14

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

10.15

Indenture and Security Agreement dated as of December 16, 2020, by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed March 5, 2021).

10.16

Collateral Management Agreement, dated as of December 16, 2020, between Owl Rock Technology Financing 2020-1 an Owl Rock. Technology Advisors LLC (incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed March 5, 2021).

10.17

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, among Owl Rock Technology Finance Corp., as Borrower, the lenders from time to time parties thereto, Truist Bank as Administrative Agent and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 24, 2021).

10.18

First Amendment to Credit Agreement, dated as of October 27, 2021, among OR Tech Financing I LLC, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 29, 2021).

10.19

Credit Agreement, dated as of November 16, 2021, among ORTF Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company, as Collateral Administrator and Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 17, 2021).

10.20

Sale and Contribution Agreement, dated as of November 16, 2021, between Owl Rock Technology Finance Corp., as Seller and ORTF Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 17, 2021).

10.21

Margining Agreement, dated as of November 16, 2021, between ORTF Funding I LLC, as Borrower, and Goldman Sachs Bank USA, as Administrative Agent and Calculation Agent (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on November 17, 2021).

14.1*	Code of Ethics.

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*Filed herein

**Furnished herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: March 10, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 10, 2022.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Johnathan Lamm	Chief Operating Officer and Chief Financial Officer
Johnathan Lamm

/s/ Bryan Cole	Chief Accounting Officer
Bryan Cole