Form 10-Q
period 2022-03-31
Owl Rock Technology Finance Corp.
filed 2022-05-10
CIK 1747777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2022

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

As of May 10, 2022, the registrant had 200,556,380 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•
the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
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

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,653,308 and $5,583,078, respectively)	$5,731,313	$5,794,488
Non-controlled, affiliated investments (amortized cost of $253,043 and $253,043, respectively)	293,540	269,370
Controlled, affiliated investments (amortized cost of $75,231 and $75,231, respectively)	73,458	75,000
Total investments at fair value (amortized cost of $5,981,582 and $5,911,352, respectively)	6,098,311	6,138,858
Cash	144,419	107,025
Interest receivable	38,563	43,013
Dividend income receivable	4,857	930
Prepaid expenses and other assets	1,456	1,849
Total Assets	$6,287,606	$6,291,675
Liabilities
Debt (net of unamortized debt issuance costs of $31,422 and $32,023, respectively)	$2,715,807	$2,643,751
Management fee payable	13,986	13,353
Distribution payable	47,692	31,653
Incentive fee payable	22,164	37,731
Payables to affiliates	1,291	2,527
Payable for investments purchased	—	11,372
Accrued expenses and other liabilities	29,432	19,138
Total Liabilities	$2,830,372	$2,759,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 200,556,380 and 200,099,575 shares issued and outstanding, respectively	$2,006	$2,001
Additional paid-in-capital	3,185,050	3,176,992
Total distributable earnings (losses)	270,178	353,157
Total Net Assets	$3,457,234	$3,532,150
Total Liabilities and Net Assets	$6,287,606	$6,291,675
Net Asset Value Per Share	$17.24	$17.65

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$81,292	$58,136
Payment-in-kind interest income	17,178	7,564
Dividend income	4,344	—
Other income	875	491
Total investment income from non-controlled, non-affiliated investments	103,689	66,191
Investment income from non-controlled, affiliated investments:
Dividend income	3,799	296
Total investment income from non-controlled, affiliated investments	3,799	296
Total Investment Income	107,488	66,487
Expenses
Interest expense	$27,078	$19,957
Management fees	13,986	10,557
Incentive fees	(3,921)	7,585
Professional fees	1,543	1,600
Directors' fees	282	235
Other general and administrative	1,114	644
Total Expenses	40,082	40,578
Net Investment Income (Loss) Before Taxes	67,406	25,909
Excise tax expense	2,100	491
Net Investment Income (Loss) After Taxes	65,306	25,418
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(127,506)	$42,784
Non-controlled, affiliated investments	24,170	(3)
Controlled, affiliated investments	(1,542)	—
Translation of assets and liabilities in foreign currencies	19	(957)
Total Net Change in Unrealized Gain (Loss)	(104,859)	41,824
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$4,224	$74
Non-controlled, affiliated investments	—	—
Foreign currency transactions	42	954
Total Net Realized Gain (Loss)	4,266	1,028
Net Increase (Decrease) in Net Assets Resulting from Operations	$(35,287)	$68,270
Earnings (Loss) Per Share - Basic and Diluted	$(0.18)	$0.66
Weighted Average Shares Outstanding - Basic and Diluted	200,404,113	103,698,424

The accompanying notes are an integral part of these consolidated financial statements

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(7)(15)	Second lien senior secured loan	L + 7.75%	2/1/2029	84,946	$83,793	$84,122	2.4%
				84,946	83,793	84,122	2.4%
Application Software
Apptio, Inc.(6)(8)(15)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	59,098	59,901	1.7%
Apptio, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,277	1,308	-%
Certify, Inc.(6)(7)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,719	56,896	1.6%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	559	565	-%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L + 6.00%	8/24/2027	35,200	34,877	34,672	1.0%
CivicPlus, LLC(6)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	-	-	(83)	-%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	-	(30)	(50)	-%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR + 5.75%	2/24/2028	12,750	12,502	12,495	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	-	(15)	(15)	-%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	-	(15)	(15)	-%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(15)	First lien senior secured loan	L + 5.50%	9/13/2028	101,638	99,734	99,097	2.9%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(188)	(305)	-%
Diligent Corporation(6)(8)	First lien senior secured loan	L + 6.17%	8/4/2025	25,070	24,667	24,756	0.7%
Diligent Corporation(6)(16)(17)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	-	(25)	(19)	-%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	50,969	50,147	50,077	1.4%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	-	(82)	(92)	-%
GovBrands Intermediate, Inc.(6)(8)(15)	First lien senior secured loan	L + 5.50%	8/4/2027	64,164	62,706	61,918	1.8%
GovBrands Intermediate, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,437	14,030	13,781	0.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
GovBrands Intermediate, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	-	(151)	(238)	-%
Granicus, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.50%	1/29/2027	29,661	29,067	28,994	0.8%
Granicus, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	3,374	3,297	3,270	0.1%
Granicus, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	1/29/2027	-	(51)	(59)	-%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)	First lien senior secured loan	L + 5.75%	5/22/2026	49,913	49,566	49,414	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(16)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	2,842	2,820	2,809	0.1%
MessageBird BidCo B.V.(6)(9)(15)(25)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,671	117,300	3.6%
Ministry Brands Holdings, LLC(6)(8)(15)	First lien senior secured loan	L + 5.50%	12/29/2028	7,680	7,531	7,488	0.2%
Ministry Brands Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	-	(24)	(37)	-%
Ministry Brands Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	-	(14)	(18)	-%
Tamarack Intermediate, L.L.C.(6)(10)(15)	First lien senior secured loan	SR + 5.75%	3/13/2028	10,278	10,074	10,072	0.3%
Tamarack Intermediate, L.L.C.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	-	(33)	(34)	-%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(8)(15)	First lien senior secured loan	L + 5.75%	4/22/2027	41,354	40,545	40,424	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	-	(46)	(56)	-%
				688,148	676,213	674,216	19.6%
Banks
AxiomSL Group, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.00%	12/3/2027	141,126	139,460	139,009	4.0%
AxiomSL Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	-	(10)	(12)	-%
AxiomSL Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	-	(163)	(231)	-%
				141,126	139,287	138,766	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(15)	First lien senior secured loan	L + 5.75%	11/8/2027	45,455	45,026	44,773	1.3%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	-	(42)	(68)	-%
				45,455	44,984	44,705	1.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Brightly Software Holdings, Inc.(6)(8)	First lien senior secured loan	L + 6.25%	6/13/2025	83,510	82,172	82,883	2.4%
Brightly Software Holdings, Inc.(6)(8)(16)	First lien senior secured revolving loan	L + 6.25%	6/13/2025	2,769	2,686	2,717	0.1%
				86,279	84,858	85,600	2.5%
Industrial Conglomerates
QAD, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.00%	11/5/2027	88,571	86,898	86,357	2.5%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	-	(213)	(286)	-%
				88,571	86,685	86,071	2.5%
Diversified Consumer Services
Litera Bidco LLC(6)(7)(15)	First lien senior secured loan	L + 5.89%	5/29/2026	156,297	154,788	156,299	4.5%
Litera Bidco LLC(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,866	2,791	2,866	0.1%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	-	(59)	-	-%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	204,166	204,696	203,657	5.9%
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	120,329	118,840	118,524	3.4%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	-	(144)	(169)	-%
Transact Holdings, Inc.(6)(7)(15)	First lien senior secured loan	L + 4.75%	4/30/2026	8,775	8,692	8,621	0.2%
				492,433	489,604	489,798	14.1%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(6)(12)(15)(25)	Unsecured facility	S + 7.50% PIK	8/28/2025	71,542	71,921	71,363	2.1%
Hg Genesis 9 SumoCo Limited(6)(13)(15)(25)	Unsecured facility	E + 7.00% PIK	3/10/2027	11,127	10,980	11,043	0.3%
Hg Saturn Luchaco Limited(6)(11)(15)(25)	Unsecured facility	G + 7.50% PIK	3/30/2026	128,195	133,360	126,593	3.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L + 5.75%	9/8/2025	17,075	16,924	16,862	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,352	3,289	3,296	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	-	(15)	(14)	-%
Smarsh Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.50%	2/19/2029	44,190	43,754	43,749	1.3%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Smarsh Inc.(6)(10)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	-	(54)	-	-%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	2/19/2029	-	(27)	(28)	-%
				275,481	280,132	272,864	8.0%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(25)	First lien senior secured loan	L + 6.75%	5/13/2025	71,886	71,292	70,808	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	-	(30)	(69)	-%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(8)(15)	First lien senior secured loan	L + 6.00%	5/14/2026	52,913	52,435	52,913	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	-	(24)	-	-%
				124,799	123,673	123,652	3.5%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(15)	First lien senior secured loan	L + 5.75%	8/23/2028	117,378	115,635	115,031	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	-	(268)	(253)	-%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	-	(186)	(245)	-%
Datix Bidco Limited (dba RLDatix)(6)(11)(15)(25)	First lien senior secured loan	G + 4.50%	4/27/2025	839	861	820	-%
Datix Bidco Limited (dba RLDatix)(6)(11)(15)(25)	Second lien senior secured loan	G + 7.75%	4/27/2026	8,778	9,002	8,602	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(10)(15)	First lien senior secured loan	S R + 6.00%	10/30/2028	27,719	27,190	27,096	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(10)(15)(16)	First lien senior secured revolving loan	S R + 6.00%	10/29/2027	221	180	171	-%
Hyland Software, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,808	93,894	2.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(8)(15)(25)	First lien senior secured loan	L + 6.25%	8/21/2026	153,859	152,377	153,090	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	3,978	3,928	3,947	0.1%
Interoperability Bidco, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.25%	12/28/2026	86,087	85,537	85,544	2.5%
Interoperability Bidco, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.25%	12/28/2026	-	(23)	(25)	-%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	130,395	127,288	126,809	3.7%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	-	(164)	(208)	-%
Inovalon Holdings, Inc.(6)(8)(15)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	63,454	62,238	62,026	1.8%
RL Datix Holdings (USA), Inc.(6)(9)(15)(25)	First lien senior secured loan	L + 5.00%	4/28/2025	10,000	9,834	9,775	0.3%
RL Datix Holdings (USA), Inc.(6)(9)(15)(25)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,607	19,600	0.6%
				717,550	707,844	705,674	20.4%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(15)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	79,269	78,813	79,269	2.3%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	-	(34)	-	-%
				79,269	78,779	79,269	2.3%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(8)(15)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,984	62,031	1.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,225	4,166	4,169	0.1%
				66,725	66,150	66,200	1.9%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,611	10,606	0.3%
Integrity Marketing Acquisition, LLC(6)(9)(15)	First lien senior secured loan	L + 5.75%	8/27/2025	54,997	54,425	54,997	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	-	(32)	-	-%
				65,830	65,004	65,603	1.9%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(15)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	33,857	33,857	30,810	0.9%
				33,857	33,857	30,810	0.9%
IT Services
Kaseya Inc.(6)(8)	First lien senior secured loan	L + 5.50% (incl. 1.00% PIK)	5/2/2025	47,824	47,294	47,584	1.4%
Kaseya Inc.(6)(8)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50% (incl. 1.00% PIK)	9/8/2023	1,820	1,768	1,811	0.1%
Kaseya Inc.(6)(16)(17)	First lien senior secured revolving loan	L + 5.50%	5/2/2025	-	(25)	(12)	-%
BCPE Nucleon (DE) SPV, LP(6)(9)(15)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,705	132,333	3.8%
Pluralsight, LLC(6)(9)(15)	First lien senior secured loan	L + 8.00%	4/6/2027	159,494	158,020	157,502	4.6%
Pluralsight, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	-	(84)	(125)	-%
				342,471	338,678	339,093	9.9%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(3)(6)(8)(15)	First lien senior secured loan	L + 4.25%	9/5/2025	392	371	388	-%
Bracket Intermediate Holding Corp.(6)(8)(15)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,742	19,800	0.6%
				20,392	20,113	20,188	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,637	70,233	2.0%
Gerson Lehrman Group, Inc.(6)(8)(15)	First lien senior secured loan	L + 5.25%	12/12/2024	95,370	94,683	95,083	2.8%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	-	(16)	(11)	-%
Motus Group, LLC(6)(8)(15)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,694	17,644	0.5%
Proofpoint, Inc.(3)(6)(8)(15)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,740	54,676	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L + 5.75%	6/30/2028	132,623	131,411	130,965	3.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	-	-	(56)	-%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	1,350	1,281	1,252	-%
When I Work, Inc.(6)(8)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	29,895	29,613	29,446	0.9%
When I Work, Inc.(6)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	-	(52)	(84)	-%
				403,773	399,991	399,148	11.6%
Real Estate Management & Development
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(9)(15)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,417	37,279	35,639	1.0%
Imperial Parking Canada(6)(14)(15)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,856	7,432	7,483	0.2%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(7)(15)(16)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,057	2,836	0.1%
REALPAGE, INC.(3)(6)(7)(15)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,785	52,568	1.5%
				100,825	99,553	98,526	2.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Systems Software
Acquia Inc.(6)(9)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	151,008	152,102	4.4%
Acquia Inc.(6)(16)(17)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	-	(70)	-	-%
Bayshore Intermediate #2, L.P.(6)(8)(15)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	143,471	140,481	139,884	4.0%
Bayshore Intermediate #2, L.P.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	-	(241)	(292)	-%
Barracuda Networks, Inc.(6)(8)(15)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,435	7,463	0.2%
Centrify Corporation(6)(8)(15)	First lien senior secured loan	L + 5.75%	3/2/2028	79,905	78,149	78,108	2.3%
Centrify Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	-	(197)	(184)	-%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	87,479	86,446	87,479	2.5%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	-	(99)	-	-%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(8)(15)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,914	19,900	0.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(9)(15)(25)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,645	148,889	4.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	-	(505)	-	-%
Ivanti Software, Inc.(6)(8)	Second lien senior secured loan	L + 7.25%	12/1/2028	21,000	20,452	20,790	0.6%
Tahoe Finco, LLC(6)(8)(15)(25)	First lien senior secured loan	L + 6.00%	9/29/2028	172,092	170,469	169,513	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	-	(119)	(194)	-%
				832,438	818,768	823,458	23.8%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(8)(15)	First lien senior secured loan	L + 7.50%	7/1/2026	112,500	110,096	110,531	3.2%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	-	(106)	(219)	-%
				112,500	109,990	110,312	3.2%
Total non-controlled/non-affiliated portfolio company debt investments				$4,802,868	$4,747,956	$4,738,075	137.2%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock	N/A	N/A	29,074	14,005	16,281	0.5%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock	N/A	N/A	8,425	4,011	4,718	0.1%
					18,016	20,999	0.6%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock	N/A	N/A	1,264,514	40,004	40,004	1.2%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock	N/A	N/A	2,000,000	20,027	19,560	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares	N/A	N/A	100,000	1,000	2,537	0.1%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)	Preferred Stock	10.50% PIK	N/A	15,000	16,236	16,050	0.5%
MessageBird BidCo B.V.(15)(19)(25)(26)	Warrants	N/A	N/A	191,530	1,174	755	-%
Nylas, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	15,000	0.4%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock	N/A	N/A	4,421,347	25,001	55,806	1.6%
					120,459	157,244	4.6%
Capital Markets
Robinhood Markets, Inc.(2)(25)(26)	Common Stock	N/A	N/A	2,416,000	64,319	32,640	0.9%
					64,319	32,640	0.9%
Construction & Engineering
Dodge Contruction Network Holdings, L.P.(15)(19)	Series A Preferred Units	8.25%	N/A	-	70	70	-%
Dodge Contruction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,834	0.1%
					2,911	2,904	0.1%
Consumer Finance
Remitly Global, Inc.(2)(19)(26)	Common Stock	N/A	N/A	2,772,231	20,008	27,362	0.8%
					20,008	27,362	0.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(2)(19)(26)	LP Interest	N/A	N/A	15,000	15,153	21,673	0.6%
					15,153	21,673	0.6%
Diversified Financial Services
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,011	5,000	0.1%
					5,011	5,000	0.1%
Health Care Technology
Minerva Holdco, Inc.(15)(19)	Series A Preferred Stock	10.75% PIK	N/A	50,000	49,687	49,664	1.4%
					49,687	49,664	1.4%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants	N/A	N/A	5,762,612	36,254	50,656	1.5%
Toast, Inc.(2)(26)	Common Stock	N/A	N/A	322,578	6,398	7,010	0.2%
VEPF Torreys Aggregator, LLC(15)(19)	Series A Preferred Stock	6.00% PIK	N/A	25,000	25,378	25,000	0.7%
					68,030	82,666	2.4%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	50,159	1.5%
Klaviyo, Inc.(19)(26)	Common Stock	N/A	N/A	1,198,270	40,018	42,232	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	37,316	1.1%
					132,539	129,707	3.8%
IT Services
E2Open Parent Holdings, Inc.(2)(19)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	14,545	0.4%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	4,531	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	40,000	1.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	20,000	0.6%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(2)(25)(26)	Common Stock	N/A	N/A	1,500,000	15,009	18,330	0.5%
WMC Bidco, Inc.(15)(19)	Preferred Stock	11.25% PIK	N/A	57,231	58,322	57,380	1.7%
					155,391	154,786	4.5%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Professional Services
BCTO WIW Holdings, Inc.(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	7,000	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)	Series A Preferred Stock	10.50% PIK	N/A	28,000	27,955	27,483	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	8,373	0.2%
					42,812	42,856	1.2%
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Equity	N/A	N/A	43,478	11,306	11,126	0.3%
					11,306	11,126	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,376	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	4,000	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P.(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	12,692	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,402	1.3%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.4%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	-%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	-	2,515	0.1%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	59,880	1.7%
Exabeam, Inc.(15)(19)(26)	Common Stock	N/A	N/A	1,289,034	35,745	35,741	1.0%
Halo Parent Newco, LLC(19)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,157	5,162	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.5%
Illumio, Inc.(19)(26)	Common Stock	N/A	N/A	358,365	2,432	2,407	0.1%
					195,085	252,987	7.3%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock	N/A	N/A	216,953	3,000	1,237	-%
Blend Labs, Inc.(15)(26)	Warrants	N/A	N/A	299,216	1,625	387	-%
					4,625	1,624	-%
Total non-controlled/non-affiliated portfolio company equity investments					$905,352	$993,238	28.6%
Total non-controlled/non-affiliated portfolio company investments					$5,653,308	$5,731,313	165.8%

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
UserZoom Technologies, Inc.(15)(19)(23)	Series B Preferred Stock	10.00% PIK	N/A	12,000,769	56,721	95,067	2.7%
					56,721	95,067	2.7%
Systems Software
Help SP SCF Investor, LP(19)(23)(26)	LP Interest	N/A	N/A	59,333	59,379	61,535	1.8%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	30,000	0.9%
					89,384	91,535	2.7%
Internet & Direct Marketing Retail
Signifyd Inc.(19)(23)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	106,938	106,938	3.1%
					106,938	106,938	3.1%
Total non-controlled/affiliated portfolio company equity investments					$253,043	$293,540	8.5%
Total non-controlled/affiliated portfolio company investments					$253,043	$293,540	8.5%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,231	73,458	2.1%
					75,231	73,458	2.1%
Total controlled/affiliated portfolio company equity investments					$75,231	$73,458	2.1%
Total controlled/affiliated portfolio company investments					$75,231	$73,458	2.1%
Total Investments					$5,981,582	$6,098,311	176.4%

________________

(1)
Unless otherwise indicated, all investments are considered Level 3 investments.
(2)
Level 1 investment.
(3)
Level 2 investment.
(4)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
As of March 31, 2022, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $136.8 million based on a tax cost basis of $6.0 billion. As of March 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $53.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $189.9 million.
(6)
Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR", which can include on-1, three- or six-month SOFR), British Pound Sterling LIBOR (“GBPLIBOR” or “G”), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), Sterling Overnight Interbank Average Rate ("SONIA" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%.
(11)
The interest rate on these loans is subject to 6 month GBPLIBOR, which as of March 31, 2022 was 1.47%.
(12)
The interest rate on these loans is subject to SONIA, which as of March 31, 2022 was 0.69%.

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(13)
The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%.
(14)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2022 was 0.55%.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(16)
Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $1,312.8 million or 38.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc.	Class A Common Stock	November 2, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Equity	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P.	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Contruction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Contruction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
E2Open Parent Holdings, Inc.	Class A Common Stock	August 27, 2021
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help SP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Warrants	May 5, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Remitly Global, Inc.	Common Stock	May 30, 2019
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Robinhood Markets, Inc.	Common Stock	February 1, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020
VEPF Torreys Aggregator, LLC	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc.	Preferred Stock	November 9, 2021

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(20)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.
(21)
This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 "Debt".
(22)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(23)
Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2022	Other Income	Interest Income
UserZoom Technologies, Inc.	$71,164	$—	$—	$23,903	$—	$—	$95,067	$1,399	$—
Signifyd Inc.	106,938	—	—	—	—	—	106,938	2,400	—
Split Software, Inc.	30,000	—	—	—	—	—	30,000	—	—
Help SP SCF Investor, LP	61,268	—	—	267	—	—	61,535	—	—
Total	$269,370	$—	$—	$24,170	$—	$—	$293,540	$3,799	$—
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
(24)
As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company's investment in affiliates for the three months ended March 31, 2022, were as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2022	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$75,000	$—	$—	$(1,542)	$—	$—	$73,458	$—	$—
Total	$75,000	$—	$—	$(1,542)	$—	$—	$73,458	$—	$—
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
(25)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 21.0% of total assets as calculated in accordance with the regulatory requirements.
(26)
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

Owl Rock Technology Finance Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc.	Class A Common Stock	November 2, 2021
Blend Labs, Inc.	Common Stock	February 24, 2021
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Equity	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P.	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
E2Open Parent Holdings, Inc.	Class A Common Stock	August 27, 2021
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help SP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Warrants	May 5, 2021
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Remitly Global, Inc.	Common Stock	May 30, 2019
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary D Shares	September 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary E Shares	September 30, 2021
Robinhood Markets, Inc.	Common Stock	February 1, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
UserZoom Technologies, Inc.	Series B Preferred Stock	September 9, 2020
VEPF Torreys Aggregator, LLC	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc.	Preferred Stock	November 9, 2021
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

Owl Rock Technology Finance Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$65,306	$25,418
Net change in unrealized gain (loss)	(104,859)	41,824
Realized gain (loss)	4,266	1,028
Net Increase (Decrease) in Net Assets Resulting from Operations	(35,287)	68,270
Distributions
Distributions declared from earnings	(47,692)	(28,192)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(47,692)	(28,192)
Capital Share Transactions
Issuance of common shares	-	249,991
Reinvestment of distributions	8,063	5,569
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	8,063	255,560
Total Increase/(Decrease) in Net Assets	(74,916)	295,638
Net Assets, at beginning of period	3,532,150	1,496,879
Net Assets, at end of period	$3,457,234	$1,792,517

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(35,287)	$68,270
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(290,184)	(438,888)
Proceeds from investments and investment repayments, net	249,855	333,019
Net amortization of discount on investments	(5,763)	(8,213)
Net change in unrealized (gain) loss on investments	104,878	(42,781)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(17)	947
Net realized (gain) loss on investments	(4,224)	(74)
Net realized (gain) loss on foreign currency transactions relating to investments	(1)	(1)
Paid-in-kind interest	(16,122)	(7,490)
Paid-in-kind dividend	(3,728)	—
Amortization of debt issuance costs	1,563	2,015
Amortization of offering costs	—	62
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	7,136	(1,311)
(Increase) decrease in dividend income receivable	(3,927)	(296)
(Increase) decrease in paid-in-kind interest receivable	(2,686)	(161)
(Increase) decrease in prepaid expenses and other assets	392	(276)
Increase (decrease) in management fee payable	633	1,222
Increase (decrease) in incentive fee payable	(15,567)	5,095
Increase (decrease) in payables to affiliates	(1,236)	(1,396)
Increase (decrease) in payable for investments purchased	(11,372)	—
Increase (decrease) in accrued expenses and other liabilities	10,294	13,975
Net cash used in operating activities	(15,363)	(76,282)
Cash Flows from Financing Activities
Borrowings on debt	401,808	360,635
Payments on debt	(324,500)	(318,000)
Debt issuance costs	(961)	(1,208)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	249,965
Offering costs paid	—	(58)
Distributions paid	(23,590)	(15,538)
Net cash provided by financing activities	52,757	275,796
Net increase (decrease) in cash	37,394	199,514
Cash, beginning of period	107,025	82,236
Cash, end of period	$144,419	$281,750

Supplemental and Non-Cash Information
Interest paid during the period	$12,424	$3,690
Distributions declared during the period	$47,692	$28,192
Reinvestment of distributions during the period	$8,063	$5,569
Distribution payable	$47,692	$28,192
Taxes, including excise tax, paid during the period	$3,900	$324

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

Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company's board of directors (the "Board"), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co., LLC.

Through August 1, 2021, the Company conducted private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of November 5, 2021, the Capital Commitments were fully drawn. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). The “Commitment Period” will continue until the earlier of (i) the five year anniversary of the Final Closing, August 1, 2026, and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, no investments are on non-accrual status.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction (the "Transaction") pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 3, 2022, the Board approved the continuation of the Administration Agreement.

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

Unless earlier terminated as described below the Administration Agreement will remain in effect from two years from the date it first became effective and will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses of approximately $0.7 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

As of March 31, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.3 million and $2.5 million, respectively.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments,

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

For the three months ended March 31, 2022 and 2021, management fees were $14.0 million and $10.6 million, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company incurred incentive fees of $6.1 million and $3.3 million, respectively, based on net investment income.

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

For the three months ended March 31, 2022, the Company reversed previously recorded performance based incentive fees of $(10.1) million. For the three months ended March 31, 2021, the Company incurred performance based incentive fees of $4.3 million, of which $4.3 million was related to unrealized gains.

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

The Adviser is affiliated with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Technology Advisors II LLC ("ORTA II"), together with ORCA, ORPFA, ORDA and the Adviser, the “Owl Rock Advisers”, which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers' investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have investment objective similar to ours.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

License Agreement

The Company has entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,989,237	$3,987,152	$4,026,044	$4,043,287
Second-lien senior secured debt investments	542,458	541,924	543,038	546,737
Unsecured debt investments	216,261	208,999	200,253	199,144
Preferred equity investments	805,322	902,002	716,554	801,732
Common equity investments	428,304	458,234	425,463	547,958
Total Investments	$5,981,582	$6,098,311	$5,911,352	$6,138,858

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Aerospace & Defense	1.7%	1.8%
Application Software	15.2	13.4
Banks	2.3	2.3
Building Products	0.7	0.7
Capital Markets	0.5	0.7
Commercial Services & Supplies	1.4	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.4	0.9
Diversified Consumer Services	8.4	8.7
Diversified Financial Services	5.8	5.4
Energy Equipment & Services	2.0	2.0
Health Care Technology	12.4	11.9
Hotels, Restaurants & Leisure	2.7	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.1	1.1
Internet & Direct Marketing Retail	4.4	4.5
IT Services	8.1	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	7.2	7.9
Real Estate Management & Development	1.6	1.6
Road & Rail	0.2	0.2
Systems Software	19.3	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
United States:
Midwest	15.4%	15.3%
Northeast	15.8	17.0
South	22.8	22.5
West	29.1	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	3.4	3.2
Israel	2.5	2.4
Netherlands	4.7	4.7
United Kingdom	1.8	1.9
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$388	$3,986,764	$3,987,152
Second-lien senior secured debt investments	—	201,972	339,952	541,924
Unsecured debt investments	—	—	208,999	208,999
Preferred equity investments	—	—	902,002	902,002
Common equity investments	142,357	—	315,877	458,234
Total Investments at fair value	$142,357	$202,360	$5,753,594	$6,098,311

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,527	$4,023,760	$4,043,287
Second-lien senior secured debt investments	—	10,860	535,877	546,737
Unsecured debt investments	—	—	199,144	199,144
Preferred equity investments	—	—	801,732	801,732
Common equity investments	80,413	46,966	420,579	547,958
Total Investments at fair value	$80,413	$77,353	$5,981,092	$6,138,858

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	190,259	—	10,980	89,014	—	290,253
Payment-in-kind	8,604	1,773	4,918	4,556	—	19,851
Proceeds from investments, net	(221,524)	—	—	(6,229)	—	(227,753)
Net change in unrealized gain (loss)	(19,104)	(2,909)	(6,154)	11,506	(38,854)	(55,515)
Net realized gains (losses)	85	—	—	4,140	—	4,225
Net amortization of discount on investments	5,076	102	111	124	—	5,413
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	(392)	(194,891)	—	—	(68,689)	(263,972)
Fair value, end of period	$3,986,764	$339,952	$208,999	$902,002	$315,877	$5,753,594

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

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

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$(58,787)
Second-lien senior secured debt investments	(2,910)
Unsecured debt investments	(6,153)
Preferred equity investments(1)	12,004
Common equity investments(1)	(47,697)
Total Investments	$(103,543)

________________

(1)
As of March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021
First-lien senior secured debt investments	$8,494
Second-lien senior secured debt investments	385
Unsecured debt investments	23,784
Equity investments	15,830
Total Investments	$48,493

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,835,021	Yield Analysis	Market Yield	8.0%-15.0% (9.5%)	Decrease
	151,743	Recent Transaction	Transaction Price	98.0%-100.0% (99.1%)	Increase
Second-lien senior secured debt investments	$339,952	Yield Analysis	Market Yield	9.7%-14.7% (10.5%)	Decrease
Unsecured debt investments	$197,956	Yield Analysis	Market Yield	8.1%-10.5% (9.6%)	Decrease
	11,043	Recent Transaction	Transaction Price	99.3% (99.3%)	Increase
Preferred equity investments	$131,075	Yield Analysis	Market Yield	10.8%-13.6% (12.4%)	Decrease
	194,413	Market Approach	Revenue Multiple	7.8x-45.0x (17.8x)	Increase
	61,535	Market Approach	EBITDA Multiple	16.7x (16.7x)	Increase
	414,115	Market Approach	Transaction Price	$2.43-$40.30 ($14.14)	Increase
	100,864	Recent Transaction	Transaction Price	98.0%-100.0% (99.0%)	Increase
Common equity investments	$93,150	Market Approach	Revenue Multiple	9.0x-30.0x (25.9x)	Increase
	8,373	Market Approach	EBITDA Multiple	23.8x (23.8x)	Increase
	157,185	Market Approach	Transaction Price	$6.72-$560.00 ($95.17)	Increase
	53,580	Market Approach	Discount to Trade Price	$0.40-$5.52 ($0.65)	Decrease
	755	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	2,834	Recent Transaction	Transaction Price	100.0% (100.0%)	Increase

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,378,478	Yield Analysis	Market Yield	5.3%-11.6% (8.6%)	Decrease
	645,282	Recent Transaction	Transaction Price	97.5%-99.6% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$217,710	Yield Analysis	Market Yield	7.9%-10.5% (9.2%)	Decrease
	169,623	Recent Transaction	Transaction Price	98.0%-99.5% (98.5%)	Increase
Unsecured debt investments	$199,144	Yield Analysis	Market Yield	7.2%-9.4% (8.6%)	Decrease
Preferred equity investments	$233,002	Market Approach	Revenue Multiple	8.0x-22.5x (12.6x)	Increase
	82,194	Market Approach	EBITDA Multiple	9.3x-24.0x (17.6x)	Increase
	352,050	Market Approach	Transaction Price	$2.43-$2,178.99 ($276.91)	Increase
	134,486	Recent Transaction	Transaction Price	$5.99-$1,002.52 ($853.58)	Increase
Common equity investments	$42,232	Market Approach	Revenue Multiple	30.0x (30.0x)	Increase
	9,272	Market Approach	EBITDA Multiple	24.0x (24.0x)	Increase
	134,151	Market Approach	Transaction Price	$6.72-609.78 ($436.08)	Increase
	158,252	Market Approach	Discount to Trade Price	$0.68-19.28 ($7.05)	Decrease
	1,174	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	75,498	Recent Transaction	Transaction Price	$1.00-$100.00 ($18.77)	Increase

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$536,341	$536,341	$639,327	$639,327
SPV Asset Facility I	285,787	285,787	285,705	285,705
SPV Asset Facility II	172,437	172,437	(2,680)	(2,680)
June 2025 Notes	206,263	220,500	206,003	235,725
December 2025 Notes	655,819	641,875	656,708	692,250
June 2026 Notes	368,902	358,125	368,572	386,250
January 2027 Notes	292,936	270,750	292,799	294,000
CLO 2020-1	197,322	197,322	197,317	197,317
Total Debt	$2,715,807	$2,683,137	$2,643,751	$2,727,894

________________

(1)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 are presented net of unamortized debt issuance costs of $10.9 million, $4.2 million, $2.5 million, $3.7 million, -$5.8 million, $6.1 million, $7.1 million and $2.7 million, respectively.
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

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 225% and 231% as of March 31, 2022 and December 31, 2021, respectively.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,040,000	$547,229	$492,771	$536,341
SPV Asset Facility I	450,000	290,000	5,277	285,787
SPV Asset Facility II	300,000	175,000	80,245	172,437
June 2025 Notes	210,000	210,000	—	206,263
December 2025 Notes	650,000	650,000	—	655,819
June 2026 Notes	375,000	375,000	—	368,902
January 2027 Notes	300,000	300,000	—	292,936
CLO 2020-1	200,000	200,000	—	197,322
Total Debt	$3,525,000	$2,747,229	$578,293	$2,715,807

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 is presented net of unamortized debt issuance costs of $10.9 million, $4.2 million, $2.5 million, $3.7 million, -$5.8 million, $6.1 million, $7.1 million and $2.7 million, respectively.
(3)
Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	1,040,000	650,774	389,226	639,327
SPV Asset Facility I	450,000	290,000	4,376	285,705
SPV Asset Facility II	300,000	—	215,229	(2,680)
June 2025 Notes	210,000	210,000	—	206,003
December 2025 Notes	650,000	650,000	—	656,708
June 2026 Notes	375,000	375,000	—	368,572
January 2027 Notes	300,000	300,000	—	292,799
CLO 2020-1	200,000	200,000	—	197,317
Total Debt	$3,525,000	$2,675,774	$608,831	$2,643,751

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 is presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million, respectively.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$25,515	$17,942
Amortization of debt issuance costs	1,563	2,015
Total Interest Expense	$27,078	$19,957
Average interest rate	3.71%	4.35%
Average daily borrowings	$2,748,038	$1,648,395

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

Revolving Credit Facility

On March 15, 2019, the Company entered into a Senior Secured Revolving Credit Agreement (as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, and as amended by that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the issuing banks from time to time parties thereto, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time party thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank as Administrative Agent.

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

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

SPV Asset Facility I

On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement, as amended

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

through the date hereof (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements. The SPV Asset Facility I was amended on October 27, 2021 to increase the total term loan commitment from $300 million to $450 million.

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

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between the Company and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Exchange Act, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The December 2025 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between the Company and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between us and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P.	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Centrify Corporation	First lien senior secured revolving loan	8,163	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	16,500
CivicPlus, LLC	First lien senior secured revolving loan	3,300	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	4,154	6,923
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	502	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc.	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,030
Kaseya Inc.	First lien senior secured revolving loan	2,450	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6,525	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
Tamarack Intermediate, L.L.C.	First lien senior secured revolving loan	1,682	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$391,329	$390,771

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Investor Commitments

As of March 31, 2022 and December 31, 2021, the Company had $3.1 billion in total Capital Commitments from investors, of which $80.9 million was from executives of Owl Rock.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

On August 7, 2018, the Company issued 100 common shares for $1,500 to Owl Rock Technology Advisors LLC, which subsequently became the Company’s Adviser on August 10, 2018.

Prior to August 1, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a capital call notice to its investors. As of November 5, 2021, all Capital Commitments had been drawn down.

During the three months ended March 31, 2022, the Company did not deliver capital call notices to investors.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

During the three months ended March 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 3, 2021	March 16, 2021	16,055,970	$250.0
Total		16,055,970	$250.0

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.24

On May 3, 2022, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the second quarter for shareholders of record on June 30, 2022, payable on or before August 15, 2022.

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	456,805

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Shares
November 3, 2020	December 31, 2020	January 29, 2021	374,233

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2022	2021
Increase (decrease) in net assets resulting from operations	$(35,287)	$68,270
Weighted average shares of common stock outstanding—basic and diluted	200,404,113	103,698,424
Earnings (loss) per common share-basic and diluted	$(0.18)	$0.66

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

For the three months ended March 31, 2022 and 2021, the Company accrued U.S. federal excise tax of $2.1 million and $0.5 million, respectively.

Owl Rock Technology Finance Corp.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$17.65	$14.88
Net investment income (loss)(1)	0.33	0.25
Net realized and unrealized gain (loss)	(0.50)	0.43
Total from operations	(0.17)	0.68
Distributions declared from net investment income(2)	(0.24)	(0.24)
Total increase (decrease) in net assets	(0.41)	0.44
Net asset value, end of period	$17.24	$15.32
Shares outstanding, end of period	200,556,380	117,016,427
Total Return(3)	(1.0)%	4.6%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	4.8%	10.0%
Ratio of net investment income to average net assets(4)	7.5%	6.2%
Net assets, end of period	$3,457,234	$1,792,517
Weighted-average shares outstanding	200,404,113	103,698,424
Total capital commitments, end of period	$3,134,815	$3,134,357
Ratio of total contributed capital to total committed capital, end of period	100.0%	53.6%
Portfolio turnover rate	3.8%	10.2%
Year of formation	2018	2018

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

On May 3, 2022, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the second quarter for shareholders of record on June 30, 2022, payable on or before August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of March 31, 2022, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II and ORDA, the "Owl Rock Advisers". As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Dougals I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in office work but allows for flexibility to work from home based on current conditions.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical, economic, and financial market instability both globally and in the United States.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2022, our Adviser or its affiliates have originated $56.0 billion aggregate principal amount of investments across multiple industries, of which $53.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. We classify our debt investments as "traditional financing" or "growth capital" based on a number of factors.

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

We target portfolio companies where we can structure larger transactions. As of March 31, 2022, our average investment size in each of our portfolio companies was approximately $63.5 million based on fair value. As of March 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $545 million, weighted average annual EBITDA of $122 million and a weighted average enterprise value of $3.6 billion and an average interest coverage of 4.1x. As of March 31, 2022, investments we classify as growth capital represented 25.7% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $251 million and a weighted average enterprise value of $6.5 billion.

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

A majority of our new investments are indexed to SOFR; however, we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2022, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate ("SOFR") and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Portfolio and Investment Activity

As of March 31, 2022, based on fair value, our portfolio consisted of 65.4% first lien senior secured debt investments (of which 77% we consider to be unitranche debt investments (including “last out” portions of such loans)), 8.9% second lien senior secured debt investments, 3.4% unsecured debt investments, 14.8% preferred equity investments and 7.5% common equity investments.

As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 6.7% and 6.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.0% and 8.1%, respectively.

As of March 31, 2022, we had investments in 96 portfolio companies with an aggregate fair value of $6.1 billion. As of March 31, 2022, we had net leverage of 0.75x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for equity investments and large unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities and we will continue to invest in recession-resistant industries that we are familiar with.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31, 2022
New investment commitments
Gross originations	$296,434
Less: Sell downs	—
Total new investment commitments	$296,434
Principal amount of investments funded:
First-lien senior secured debt investments	$159,357
Second-lien senior secured debt investments	—
Unsecured debt investments	11,074
Preferred equity investments(3)	90,000
Common equity investments(3)	—
Total principal amount of investments funded	$260,431
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(206,723)
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Preferred equity investments(3)	—
Common equity investments(3)	—
Total principal amount of investments sold or repaid	$(206,723)
Number of new investment commitments in new portfolio companies(1)	7
Average new investment commitment amount	$39,433
Weighted average term for new debt investment commitments (in years)	5.7
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	7.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.3%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.
(3)
As of March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	For the Three Months Ended March 31, 2021
New investment commitments
Gross originations	$460,941
Less: Sell downs	—
Total new investment commitments	$460,941
Principal amount of investments funded:
First-lien senior secured debt investments	$182,320
Second-lien senior secured debt investments	10,833
Unsecured debt investments	187,825
Equity investments	58,232
Total principal amount of investments funded	$439,210
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(125,060)
Second-lien senior secured debt investments	(86,467)
Unsecured debt investments	(100,000)
Equity investments	—
Total principal amount of investments sold or repaid	$(311,527)
Number of new investment commitments in new portfolio companies(1)	8
Average new investment commitment amount	$46,757
Weighted average term for new debt investment commitments (in years)	4.6
Percentage of new debt investment commitments at floating rates	84.5%
Percentage of new debt investment commitments at fixed rates	15.5%
Weighted average interest rate of new debt investment commitments(2)	7.1%
Weighted average spread over LIBOR of new floating rate debt investment commitments	6.6%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% as of March 31, 2021.

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,989,237	$3,987,152	(1)	$4,026,044	$4,043,287	(1)
Second-lien senior secured debt investments	542,458	541,924		543,038	546,737
Unsecured debt investments	216,261	208,999		200,253	199,144
Preferred equity investments	805,322	902,002		716,554	801,732
Common equity investments	428,304	458,234		425,463	547,958
Total Investments	$5,981,582	$6,098,311		$5,911,352	$6,138,858

________________

(1)
77% and 73% of which we consider unitranche loans as of March 31, 2022 and December 31, 2021, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Aerospace & Defense	1.7%	1.8%
Application Software	15.2	13.4
Banks	2.3	2.3
Building Products	0.7	0.7
Capital Markets	0.5	0.7
Commercial Services & Supplies	1.4	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.4	0.9
Diversified Consumer Services	8.4	8.7
Diversified Financial Services	5.8	5.4
Energy Equipment & Services	2.0	2.0
Health Care Technology	12.4	11.9
Hotels, Restaurants & Leisure	2.7	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.1	1.1
Internet & Direct Marketing Retail	4.4	4.5
IT Services	8.1	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	7.2	7.9
Real Estate Management & Development	1.6	1.6
Road & Rail	0.2	0.2
Systems Software	19.3	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States:
Midwest	15.4%	15.3%
Northeast	15.8	17.0
South	22.8	22.5
West	29.1	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	3.4	3.2
Israel	2.5	2.4
Netherlands	4.7	4.7
United Kingdom	1.8	1.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of portfolio	6.7%	6.6%
Weighted average total yield of debt and income producing securities	8.0%	8.0%
Weighted average interest rate of debt securities	7.6%	7.6%
Weighted average spread over LIBOR of all floating rate investments	6.7%	6.7%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$687,156	11.3%	$666,384	10.9%
2	5,347,705	87.7	5,440,470	88.6
3	63,450	1.0	32,004	0.5
4	—	—	—	—
5	—	—	—	—
Total	$6,098,311	100.0%	$6,138,858	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,747,956	100.0%	$4,769,335	100.0%
Non-accrual	—	—	—	—
Total	$4,747,956	100.0%	$4,769,335	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Total Investment Income	$107.5	$66.5
Less: Expenses	40.1	40.6
Net Investment Income (Loss) Before Taxes	$67.4	$25.9
Less: Income taxes, including excise taxes	2.1	0.5
Net Investment Income (Loss) After Taxes	$65.3	$25.4
Net change in unrealized gain (loss)	(104.9)	41.9
Net realized gain (loss)	4.3	1.0
Net Increase (Decrease) in Net Assets Resulting from Operations	$(35.3)	$68.3

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest income from investments	$81.3	$58.1
PIK interest income	17.2	7.6
Dividend income	8.1	0.3
Other income	0.9	0.5
Total investment income	$107.5	$66.5

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

For the Three Months ended March 31, 2022 and 2021

Investment income increased to $107.5 million for the three months ended March 31, 2022 from $66.5 million for the three months ended March 31, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $2.9 billion as of March 31, 2021, to $4.8 billion as of March 31, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $9.7 million to $4.6 million for the three months ended March 31, 2021 and 2022, respectively. For the three months ended March 31, 2021 and 2022, there were one-time prepayment fees of approximately $4.4 million and $2.1 million, respectively. PIK interest income increased from approximately 11.5% of investment income for the three months ended March 31, 2021 to approximately 16.0% of investment income for the three months ended March 31, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Interest expense	$27.1	$20.0
Management fees	14.0	10.6
Incentive fees	(3.9)	7.6
Professional fees	1.5	1.6
Directors' fees	0.3	0.2
Other general and administrative	1.1	0.6
Total operating expenses	$40.1	$40.6

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

For the Three Months ended March 31, 2022 and 2021

Total expenses decreased to $40.1 million for the three months ended March 31, 2022 from $40.6 million for the three months ended March 31, 2021 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $1.7 billion period over period, partially offset by a decrease in the average interest rate to 3.71% from 4.35% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio during the three months ended March 31, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2022 and 2021, we accrued U.S. federal excise tax of $2.1 million and $0.5 million, respectively.

Net Change in Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Net change in unrealized gain (loss) on investments	$(104.9)	$42.8
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	(1.0)
Net change in unrealized gain (loss)	$(104.9)	$41.8

For the Three Months ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions, increased market volatility effecting our investments in publicly traded companies, and credit spreads widening as compared to December 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Toast, Inc.	$(43.9)
Remitly Global, Inc.	(26.1)
UserZoom Technologies, Inc.	23.9
Robinhood Markets, Inc.	(10.3)
Linked Store Cayman Ltd. (dba Nuvemshop)	(5.2)
Kajabi Holdings, LLC	(4.7)
SLA Eclipse Co-Invest, L.P.	(4.2)
E2Open Parent Holdings, Inc.	(4.0)
Dodge Data & Analytics LLC	(2.9)
Hg Saturn Luchaco Limited	2.5
Remaining portfolio companies	(30.0)
Total	$(104.9)

Net Realized Gains (Losses)

The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2022 and 2021 were comprised of the following:

	For the Three Months Ended March 31,
($ in millions)	2022	2021
Net realized gain (loss) on investments	$4.2	$0.1
Net realized gain (loss) on foreign currency transactions	0.1	0.9
Net realized gain (loss)	$4.3	$1.0

Realized Gross Internal Rate of Return

Since we began investing in 2018 through March 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.6% (based on total capital invested of $1.6 billion and total proceeds from these exited investments of $1.8 billion). Sixty-nine percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 225% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2022, taken together with our available debt capacity of $0.6 billion, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2022, we had $578.3 million available under our credit facilities.

As of March 31, 2022, we had $144.4 million in cash. During the period ended March 31, 2022, we used $15.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $290.2 million, partially offset by sales of portfolio investments of $249.9 million, and other operating activities of $25.0 million. Lastly, cash provided by financing activities was $52.8 million during the period, which was the result of proceeds from net borrowing on our credit facilities, net of debt issuance costs, of $76.3 million, net of $23.6 million of distributions paid.

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

During the three months ended March 31, 2022, we did not deliver capital call notices to investors.

During the three months ended March 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 3, 2021	March 16, 2021	16,055,970	$250.0
Total		16,055,970	$250.0

Distributions

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022	March 31, 2022	May 13, 2022	$0.24

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022:

	March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	456,805

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

	March 31, 2021
Date Declared	Record Date	Payment Date	Shares
November 3, 2020	December 31, 2020	January 29, 2021	374,233

Debt

Aggregate Borrowings

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,040,000	$547,229	$492,771	$536,341
SPV Asset Facility I	450,000	290,000	5,277	285,787
SPV Asset Facility II	300,000	175,000	80,245	172,437
June 2025 Notes	210,000	210,000	—	206,263
December 2025 Notes	650,000	650,000	—	655,819
June 2026 Notes	375,000	375,000	—	368,902
January 2027 Notes	300,000	300,000	—	292,936
CLO 2020-1	200,000	200,000	—	197,322
Total Debt	$3,525,000	$2,747,229	$578,293	$2,715,807

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 is presented net of unamortized debt issuance costs of $10.9 million, $4.2 million, $2.5 million, $3.7 million, -$5.8 million, $6.1 million, $7.1 million and $2.7 million, respectively.
(3)
Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	1,040,000	650,774	389,226	639,327
SPV Asset Facility I	450,000	290,000	4,376	285,705
SPV Asset Facility II	300,000	—	215,229	(2,680)
June 2025 Notes	210,000	210,000	—	206,003
December 2025 Notes	650,000	650,000	—	656,708
June 2026 Notes	375,000	375,000	—	368,572
January 2027 Notes	300,000	300,000	—	292,799
CLO 2020-1	200,000	200,000	—	197,317
Total Debt	$3,525,000	$2,675,774	$608,831	$2,643,751
________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes and CLO 2020-1 is presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million and $2.7 million, respectively.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$25,515	$17,942
Amortization of debt issuance costs	1,563	2,015
Total Interest Expense	$27,078	$19,957
Average interest rate	3.71%	4.35%
Average daily borrowings	$2,748,038	$1,648,395

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2022 and the fiscal years ended December 31, 2021, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2022	$547.2	$2,248.6	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
March 31, 2022	$290.0	$2,248.6	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
March 31, 2022	$175.0	$2,248.6	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
March 31, 2022	$210.0	$2,248.6	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
March 31, 2022	$650.0	$2,248.6	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
March 31, 2022	$375.0	$2,248.6	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
March 31, 2022	$300.0	$2,248.6	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
March 31, 2022	$200.0	$2,248.6	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A

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

Revolving Credit Facility

On March 15, 2019, we entered into a Senior Secured Revolving Credit Agreement (as amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 3, 2020, and as amended by that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 22, 2021, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the issuing the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time party thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), and Truist Securities, Inc. and ING Capital LLC as Joint Lead Arrangers and Joint Bookrunners, and Truist Bank as Administrative Agent.

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

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

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

The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between us and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations. The June 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

The December 2025 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between us and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between us and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$4,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	11,789	11,789
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P.	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	3,275	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Centrify Corporation	First lien senior secured revolving loan	8,163	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
CivicPlus, LLC	First lien senior secured delayed draw term loan	16,500	16,500
CivicPlus, LLC	First lien senior secured revolving loan	3,300	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	1,523	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	4,154	6,923
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	502	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc.	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	1,680	2,030
Kaseya Inc.	First lien senior secured revolving loan	2,450	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,443	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750

Portfolio Company	Investment	March 31, 2022	December 31, 2021
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,494	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6,525	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
Tamarack Intermediate, L.L.C.	First lien senior secured revolving loan	1,682	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$391,329	$390,771

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Investor Commitments

As of March 31, 2022 and December 31, 2021, we had $3.1 billion in total Capital Commitments from our investors, of which $80.9 million is from executives of Owl Rock.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	547.2	—	—	547.2	—
SPV Asset Facility I	290.0	—	—	—	290.0
SPV Asset Facility II	175.0	—	—	175.0	—
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	650.0	—	—	650.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,747.2	$—	$—	$2,257.2	$490.0

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS.”

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

Recent Developments

On May 3, 2022, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the second quarter for shareholders of record on June 30, 2022 payable on or before August 15, 2022.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of March 31, 2022, 100.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.85% and the majority of our debt investments have a floor of 1.00%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$143.0	$36.4	$106.6
Up 200 basis points	$95.0	$24.2	$70.8
Up 100 basis points	$47.0	$12.1	$34.9
Up 50 basis points	$22.9	$6.1	$16.8
Down 50 basis points	$(5.9)	$(6.1)	$0.2
Down 100 basis points	$(6.5)	$(11.9)	$5.4

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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

We may invest a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering (“IPO”). If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies' board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments.

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

On January 31, 2022, pursuant to our dividend reinvestment plan, we issued 456,805 shares of our common stock, at a price of $17.65 per share, to stockholders of record as of December 31, 2021 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officers

On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Treasurer and Co-Controller.

Ms. McMillon, is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of ORCC II, ORCC III, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

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

Owl Rock Technology Finance Corp.

Date: May 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: May 10, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer