Form 10-Q
period 2022-06-30
Owl Rock Technology Finance Corp.
filed 2022-08-11
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 000-55977
____________________________________
OWL ROCK TECHNOLOGY FINANCE CORP.
(Exact name of Registrant as specified in its Charter)
____________________________________

Maryland	83-1273258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 10, 2022, the registrant had 201,267,104 shares of common stock, $0.01 par value per share, outstanding.

1

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Technology Finance Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•the effect of legal, tax and regulatory changes; and
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31,
	(Unaudited)	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of 5,872,391 and $5,583,078, respectively)	$5,753,074	$5,794,488
Non-controlled, affiliated investments (amortized cost of 201,122 and $253,043, respectively)	195,853	269,370
Controlled, affiliated investments (amortized cost of 75,231 and $75,231, respectively)	51,019	75,000
Total investments at fair value (amortized cost of $6,148,744 and $5,911,352, respectively)	5,999,946	6,138,858
Cash	115,784	107,025
Interest receivable	29,465	43,013
Dividend income receivable	783	930
Prepaid expenses and other assets	50,281	1,849
Total Assets	$6,196,259	$6,291,675
Liabilities
Debt (net of unamortized debt issuance costs of $30,116 and $32,023, respectively)	$2,826,410	$2,643,751
Management fee payable	13,891	13,353
Distribution payable	47,022	31,653
Incentive fee payable	6,642	37,731
Payables to affiliates	2,070	2,527
Payable for investments purchased	—	11,372
Accrued expenses and other liabilities	21,413	19,138
Total Liabilities	$2,917,448	$2,759,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 201,267,104 and 200,099,575 shares issued and outstanding, respectively	$2,012	$2,001
Additional paid-in-capital	3,197,296	3,176,992
Accumulated undistributed (overdistributed) earnings	79,503	353,157
Total Net Assets	$3,278,811	$3,532,150
Total Liabilities and Net Assets	$6,196,259	$6,291,675
Net Asset Value Per Share	$16.29	$17.65
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$77,757	$87,432	$159,049	$145,568
Payment-in-kind interest income	21,293	8,407	38,471	15,971
Dividend income	4,801	29	9,145	29
Other income	1,128	664	2,003	1,155
Total investment income from non-controlled, non-affiliated investments	104,979	96,532	208,668	162,723
Investment income from non-controlled, affiliated investments:
Dividend income	2,478	2,370	6,277	2,666
Total investment income from non-controlled, affiliated investments	2,478	2,370	6,277	2,666
Total Investment Income	107,457	98,902	214,945	165,389
Expenses
Interest expense	$28,715	$22,347	$55,793	$42,304
Management fees	13,892	10,741	27,878	21,298
Incentive fees	(9,383)	16,085	(13,304)	23,670
Professional fees	2,037	1,750	3,580	3,350
Directors' fees	266	274	548	509
Other general and administrative	1,079	1,111	2,193	1,755
Total Expenses	36,606	52,308	76,688	92,886
Net Investment Income (Loss) Before Taxes	70,851	46,594	138,257	72,503
Excise tax expense	3,347	2,836	5,447	3,327
Net Investment Income (Loss) After Taxes	67,504	43,758	132,810	69,176
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(179,455)	$41,582	$(306,961)	$84,366
Non-controlled, affiliated investments	(45,766)	9,508	(21,596)	9,505
Controlled, affiliated investments	(22,439)	—	(23,981)	—
Translation of assets and liabilities in foreign currencies	(292)	2	(273)	(955)
Total Net Change in Unrealized Gain (Loss)	(247,952)	51,092	(352,811)	92,916
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$9	$49,900	$4,233	$49,974
Non-controlled, affiliated investments	36,871	—	36,871	—
Foreign currency transactions	(85)	10	(43)	964
Total Net Realized Gain (Loss)	36,795	49,910	41,061	50,938
Net Increase (Decrease) in Net Assets Resulting from Operations	$(143,653)	$144,760	$(178,940)	$213,030
Earnings (Loss) Per Share - Basic and Diluted	$(0.71)	$1.22	$(0.89)	$1.91
Weighted Average Shares Outstanding - Basic and Diluted	200,939,078	118,956,651	200,673,073	111,369,687
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(7)(15)	Second lien senior secured loan	L + 7.75%	2/1/2029	84,946	$83,825	$78,787	2.4%
				84,946	83,825	78,787	2.4%
Application Software
Apptio, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	1/10/2025	59,901	59,164	59,752	1.8%
Apptio, Inc.(6)(7)(15)(16)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	1,308	1,280	1,300	—%
Anaplan, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.50%	6/21/2029	49,219	48,729	48,727	1.5%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(35)	(35)	—%
Aquiline Capital Partners(6)(7)(15)(16)(18)	First lien senior secured multi-draw term loan	L + 7.50% (incl. 4.50% PIK)	5/13/2024	2,071	1,928	1,920	0.1%
Armstrong Bidco Limited(6)(13)(15)(25)	First lien senior secured loan	S + 5.75%	6/28/2029	6,454	6,375	6,292	0.2%
Armstrong Bidco Limited(6)(15)(16)(25)	First lien senior secured delayed draw term loan	S + 5.75%	6/30/2025	—	—	—	—%
Certify, Inc.(6)(7)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,760	56,468	1.7%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	561	548	—%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L + 6.00%	8/24/2027	65,336	64,729	64,683	2.0%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(42)	(47)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(6)(10)(15)	Unsecured notes	SR + 11.75% PIK	6/9/2034	31,016	30,090	30,085	0.9%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR + 5.75%	2/24/2028	12,718	12,479	12,305	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	—	(14)	(34)	—%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(14)	(24)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(7)(15)	First lien senior secured loan	L + 5.50%	9/13/2028	101,382	99,543	99,527	3.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(180)	(169)	—%
Diligent Corporation(6)(9)	First lien senior secured loan	L + 6.17%	8/4/2025	25,006	24,631	24,569	0.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diligent Corporation(6)(9)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	762	738	735	—%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	52,621	51,831	51,174	1.6%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.00%	7/30/2027	—	(78)	(144)	—%
GovBrands Intermediate, Inc.(6)(8)(15)	First lien senior secured loan	L + 5.50%	8/4/2027	64,002	62,606	60,962	1.9%
GovBrands Intermediate, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,401	14,013	13,482	0.4%
GovBrands Intermediate, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(144)	(322)	—%
Granicus, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.50%	1/29/2027	29,586	29,020	28,625	0.9%
Granicus, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	3,365	3,293	3,206	0.1%
Granicus, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(48)	(85)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	49,785	49,457	49,039	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(16)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	836	815	786	—%
MessageBird BidCo B.V.(6)(9)(15)(25)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,764	116,400	3.8%
Ministry Brands Holdings, LLC(6)(8)(15)	First lien senior secured loan	L + 5.50%	12/28/2028	7,661	7,517	7,374	0.2%
Ministry Brands Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(23)	(68)	—%
Ministry Brands Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(14)	(28)	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(12)(15)	First lien senior secured loan	SR + 5.50%	3/13/2028	10,278	10,081	9,944	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(32)	(55)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(8)(15)	First lien senior secured loan	L + 5.75%	4/22/2027	41,250	40,476	41,250	1.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(43)	—	—%
				806,567	793,213	788,142	24.3%
Banks
AxiomSL Group, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	12/3/2027	140,770	139,170	137,251	4.2%
AxiomSL Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	(35)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
AxiomSL Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(152)	(385)	—%
				140,770	139,008	136,831	4.2%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(8)(15)	First lien senior secured loan	L + 5.75%	11/8/2027	45,341	44,929	44,434	1.4%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(41)	(91)	—%
				45,341	44,888	44,343	1.4%
Commercial Services & Supplies
Brightly Software Holdings, Inc.(6)(8)	First lien senior secured loan	L + 6.25%	6/13/2025	83,298	82,058	83,298	2.5%
Brightly Software Holdings, Inc.(6)(8)(16)	First lien senior secured revolving loan	L + 6.25%	6/13/2025	3,692	3,616	3,692	0.1%
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR + 6.25%	4/30/2027	823	807	807	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(1)	(1)	—%
				87,813	86,480	87,796	2.6%
Consumer Finance
Affirm, Inc.(3)(6)(15)(25)(26)	Senior convertible note	N/A	11/15/2026	25,000	16,701	14,245	0.4%
				25,000	16,701	14,245	0.4%
Diversified Consumer Services
Litera Bidco LLC(6)(7)(15)	First lien senior secured loan	L + 5.89%	5/29/2026	166,203	164,595	165,433	5.0%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(54)	(65)	—%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	211,907	212,685	208,728	6.4%
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	122,097	120,668	120,265	3.7%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(137)	(169)	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L + 4.75%	4/30/2026	8,753	8,675	8,599	0.3%
				508,960	506,432	502,791	15.4%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	S + 7.50% PIK	8/28/2025	68,472	74,532	67,958	2.1%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E + 7.00% PIK	3/10/2027	10,642	11,172	10,565	0.3%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	S + 7.50% PIK	3/30/2026	118,244	133,390	116,175	3.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L + 5.75%	9/8/2025	17,032	16,891	16,649	0.5%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,343	3,285	3,227	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(14)	(25)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR + 6.50%	2/19/2029	44,190	43,767	43,196	1.3%
Smarsh Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(52)	(138)	—%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	2/19/2029	—	(26)	(62)	—%
				261,923	282,945	257,545	7.8%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(25)	First lien senior secured loan	L + 6.75%	5/13/2025	71,702	71,152	70,448	2.1%
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	2,000	1,973	1,920	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(8)(15)	First lien senior secured loan	L + 6.00%	5/14/2026	52,778	52,326	52,778	1.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(22)	—	—%
				126,480	125,429	125,146	3.8%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L + 5.75%	8/23/2028	117,084	115,400	113,572	3.5%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(257)	(543)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(175)	(367)	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(18)(25)	First lien senior secured loan	S + 4.50%	4/28/2025	774	862	749	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(18)(25)	Second lien senior secured loan	S + 7.75%	4/27/2026	8,096	9,011	7,874	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR + 6.00%	10/30/2028	27,650	27,139	26,751	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	221	182	149	—%
Hyland Software, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,810	92,708	2.8%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR + 6.25%	12/1/2028	17,647	17,470	17,470	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(8)(15)(25)	First lien senior secured loan	L + 6.25%	8/21/2026	153,474	152,068	151,172	4.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	3,978	3,931	3,886	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR + 7.00%	12/28/2026	85,872	85,352	84,369	2.6%
Interoperability Bidco, Inc. (dba Lyniate)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(21)	(68)	—%
Inovalon Holdings, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	131,593	128,586	126,329	3.9%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(158)	(380)	—%
Inovalon Holdings, Inc.(6)(7)(15)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	66,352	65,149	64,528	2.0%
RL Datix Holdings (USA), Inc.(6)(12)(15)(18)(25)	First lien senior secured loan	SR + 4.50%	4/28/2025	10,000	9,848	9,572	0.3%
RL Datix Holdings (USA), Inc.(6)(15)(16)(17)(18)(25)	First lien senior secured delayed draw term loan	SR + 4.50%	4/14/2024	—	(44)	(104)	—%
RL Datix Holdings (USA), Inc.(6)(15)(16)(17)(18)(25)	First lien senior secured revolving loan	SR + 4.50%	4/27/2025	—	(38)	(65)	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(16)(18)(25)	Second lien senior secured loan	SR + 7.75%	4/27/2026	20,000	19,602	19,409	0.6%
				737,583	728,717	717,011	21.9%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(15)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	79,572	79,149	79,572	2.4%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(31)	—	—%
				79,572	79,118	79,572	2.4%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(8)(15)	First lien senior secured loan	L + 8.00% PIK	12/23/2026	63,764	63,271	63,286	1.9%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,975	4,919	4,919	0.2%
				68,739	68,190	68,205	2.1%
Industrial Conglomerates
QAD, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	11/5/2027	88,350	86,743	85,037	2.6%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(204)	(429)	—%
				88,350	86,539	84,608	2.6%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,619	9,208	0.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(6)(9)(15)	First lien senior secured loan	L + 5.75%	8/27/2025	54,856	54,325	54,582	1.7%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(29)	(19)	—%
				65,689	64,915	63,771	2.0%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(15)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	34,030	34,030	28,585	0.9%
				34,030	34,030	28,585	0.9%
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,780	131,667	4.0%
Kaseya Inc.(6)(12)(15)	First lien senior secured loan	SR + 5.75%	6/25/2029	15,610	15,299	15,298	0.5%
Kaseya Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(9)	(9)	—%
Kaseya Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(19)	(19)	—%
Pluralsight, LLC(6)(8)(15)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	158,058	156,704	4.8%
Pluralsight, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(79)	(175)	—%
				308,438	305,030	303,466	9.3%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(3)(6)(8)(15)	First lien senior secured loan	L + 4.25%	9/5/2025	391	372	375	—%
Bracket Intermediate Holding Corp.(6)(8)(15)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,754	19,400	0.6%
				20,391	20,126	19,775	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,663	64,858	2.0%
Gerson Lehrman Group, Inc.(6)(9)(15)	First lien senior secured loan	L + 5.25%	12/12/2024	95,127	94,500	94,651	2.9%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(15)	(18)	—%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,698	17,332	0.5%
Proofpoint, Inc.(3)(6)(8)(15)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,747	52,525	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L + 5.75%	6/30/2028	132,289	131,122	128,982	3.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(338)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	2,700	2,634	2,503	0.1%
When I Work, Inc.(6)(8)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	30,493	30,221	29,654	0.9%
When I Work, Inc.(6)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(50)	(154)	—%
				405,144	401,520	389,995	11.9%
Real Estate Management & Development
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(8)(15)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,442	37,351	35,851	1.1%
Imperial Parking Canada(6)(8)(15)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	7,606	7,443	7,283	0.2%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(7)(15)(16)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	2,792	2,803	2,599	0.1%
REALPAGE, INC.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,805	49,744	1.5%
				100,340	99,402	95,477	2.9%
Systems Software
Acquia Inc.(6)(7)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	151,074	152,102	4.6%
Acquia Inc.(6)(9)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	1,415	1,349	1,415	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	148,715	145,811	144,253	4.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(230)	(351)	—%
Barracuda Networks, Inc.(6)(8)(15)	Second lien senior secured loan	L + 6.75%	10/30/2028	5,651	5,603	5,651	0.2%
Centrify Corporation(6)(7)(15)	First lien senior secured loan	L + 5.75%	3/2/2028	79,704	78,011	77,113	2.4%
Centrify Corporation(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	4,081	3,894	3,816	0.1%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	89,580	88,595	89,580	2.7%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured loan	L + 8.00%	8/17/2026	—	(274)	(69)	—%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(161)	(80)	—%
Forescout Technologies, Inc.(6)(7)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	5,000	4,909	5,000	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(9)(15)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,916	18,600	0.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(9)(15)(25)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,814	148,889	4.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(474)	—	—%
Ivanti Software, Inc.(6)(8)	Second lien senior secured loan	L + 6.75%	12/1/2028	21,000	20,467	19,215	0.6%
Rubrik, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.50%	6/10/2027	6,282	6,157	6,169	0.2%
Rubrik, Inc.(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR + 6.50%	6/10/2027	—	—	(13)	—%
Securonix, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.50%	4/5/2028	19,774	19,583	19,576	0.6%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(34)	(36)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L + 6.00%	9/29/2028	172,093	170,519	167,791	5.1%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(113)	(323)	—%
				874,286	860,416	858,298	26.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(8)(15)	First lien senior secured loan	L + 7.50%	7/1/2026	112,500	110,218	110,531	3.4%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(100)	(219)	—%
				112,500	110,118	110,312	3.4%
Total non-controlled/non-affiliated portfolio company debt investments				$4,982,862	$4,937,042	$4,854,701	148.5%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock	N/A	N/A	157,645	23,007	29,352	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock	N/A	N/A	8,425	4,011	5,898	0.2%
					27,018	35,250	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock	N/A	N/A	1,264,514	40,066	37,503	1.1%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock	N/A	N/A	2,000,000	20,027	19,500	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares	N/A	N/A	100,000	1,000	2,130	0.1%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)	Preferred Stock	10.50% PIK	N/A	15,000	16,242	15,386	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest	N/A	N/A	2,280,564	2,281	2,281	0.1%
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants	N/A	N/A	191,530	1,174	398	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	11,502	0.4%
Project Alpine Co-Invest Fund, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	3,643,669	3,646	3,644	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock	N/A	N/A	4,421,347	25,008	51,929	1.6%
					126,461	151,805	4.7%
Capital Markets
Robinhood Markets, Inc.(2)(25)(26)	Common Stock	N/A	N/A	2,416,000	64,326	19,860	0.6%
					64,326	19,860	0.6%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)	Series A Preferred Units	8.25%	N/A	—	70	70	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,834	0.1%
					2,911	2,904	0.1%
Consumer Finance
Remitly Global, Inc.(2)(19)(26)	Common Stock	N/A	N/A	2,772,231	20,008	21,235	0.6%
					20,008	21,235	0.6%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(26)	LP Interest	N/A	N/A	15,000	15,153	14,843	0.5%
					15,153	14,843	0.5%
Diversified Financial Services
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,011	5,000	0.2%
					5,011	5,000	0.2%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,269,968	1,273	1,270	—%
Minerva Holdco, Inc.(15)(19)	Series A Preferred Stock	10.75% PIK	N/A	50,000	51,069	47,871	1.5%
WP Irving Co-Invest, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,250,000	1,250	1,250	—%
					53,592	50,391	1.5%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants	N/A	N/A	5,762,612	36,254	19,794	0.6%
Toast, Inc.(2)(26)	Common Stock	N/A	N/A	322,578	6,398	4,174	0.1%
VEPF Torreys Aggregator, LLC(15)(19)	Series A Preferred Stock	6.00% PIK	N/A	25,000	25,758	24,250	0.7%
					68,410	48,218	1.4%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	40,130	1.2%
Klaviyo, Inc.(19)(26)	Common Stock	N/A	N/A	1,198,270	40,018	38,600	1.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Linked Store Cayman Ltd (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	32,949	1.0%
					132,539	111,679	3.4%
IT Services
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	12,844	0.4%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	4,058	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	35,820	1.1%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)	Perpetual Preferred Stock	11.75% PIK	N/A	7,312,500	7,313	7,313	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	18,132	0.6%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(2)(25)(26)	Common Stock	N/A	N/A	1,500,000	15,009	17,010	0.5%
WMC Bidco, Inc.(15)(19)	Senior Preferred Stock	11.25% PIK	N/A	57,231	60,059	56,245	1.7%
					164,441	151,422	4.6%
Professional Services
BCTO WIW Holdings, Inc.(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	5,296	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)	Series A Preferred Stock	10.50% PIK	N/A	28,000	29,460	25,902	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	7,182	0.2%
					44,317	38,380	1.2%
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock	N/A	N/A	45,454	11,306	9,638	0.3%
					11,306	9,638	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	24,763	0.8%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,798	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,565	0.9%
Brooklyn Lender Co-Invest 2, L.P.(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	10,730	0.3%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	40,155	1.2%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	11,841	0.4%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,401	—%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	—	2,192	0.1%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	56,060	1.7%
Exabeam, Inc.(15)(19)(26)	Common Stock	N/A	N/A	1,289,034	35,745	35,219	1.1%
Halo Parent Newco, LLC(19)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,303	5,182	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Illumio, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	14,477	0.4%
Illumio, Inc.(19)(26)	Common Stock	N/A	N/A	358,365	2,432	1,802	0.1%
					195,231	237,185	7.3%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock	N/A	N/A	216,953	3,000	512	—%
Blend Labs, Inc.(15)(19)(26)	Warrants	N/A	N/A	299,216	1,625	51	—%
					4,625	563	—%
Total non-controlled/non-affiliated portfolio company equity investments					$935,349	$898,373	27.5%
Total non-controlled/non-affiliated portfolio company investments					$5,872,391	$5,753,074	176.0%
Non-controlled/affiliated portfolio company investments
Equity Investments
Systems Software
Help HP SCF Investor, LP(19)(23)(26)	LP Interest	N/A	N/A	59,333	59,379	61,536	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	26,028	0.8%
					89,384	87,564	2.7%
Internet & Direct Marketing Retail
Signifyd Inc.(19)(23)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	111,738	108,289	3.3%
					111,738	108,289	3.3%
Total non-controlled/affiliated portfolio company equity investments					$201,122	$195,853	6.0%
Total non-controlled/affiliated portfolio company investments					$201,122	$195,853	6.0%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,231	51,019	1.5%
					75,231	51,019	1.5%
Total controlled/affiliated portfolio company equity investments					$75,231	$51,019	1.5%
Total controlled/affiliated portfolio company investments					$75,231	$51,019	1.5%
Total Investments					$6,148,744	$5,999,946	183.5%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of June 30, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $125.6 million based on a tax cost basis of $6.1 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $235.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $110.1 million.
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR", which can include one-, three- or six-month SOFR), British Pound Sterling LIBOR (“GBPLIBOR” or “G”), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), Sterling Overnight Interbank Average Rate ("SONIA" or "S"), Canadian Dollar Offered Rate ("CDOR" or "C"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(13)The interest rate on these loans is subject to 3 month SONIA, which as of June 30, 2022 was 1.55%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(15)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company's investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(16)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $1,069.2 million or 32.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc.	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P.	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common Stock	June 23, 2021

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Remitly Global, Inc.	Common Stock	May 30, 2019
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc.	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	LP Interest	May 18, 2022
(20)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.
(21)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 "Debt".
(22)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the six months ended June 30, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2022	Other Income	Interest Income
UserZoom Technologies, Inc.	$71,164	$1,476	$(95,068)	$(14,443)	$36,871	$—	$—	$78	$—
Signifyd Inc.	106,938	4,800	—	(3,449)	—	—	108,289	—	—
Split Software, Inc.	30,000	—	—	(3,972)	—	—	26,028	—	—
Help SP SCF Investor, LP	61,268	—	—	268	—	—	61,536	—	—
Total	$269,370	$6,276	$(95,068)	$(21,596)	$36,871	$—	$195,853	$78	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company's investment in affiliates for the six months ended June 30, 2022, were as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2022	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$75,000	$—	$—	$(23,981)	$—	$—	$51,019	$—	$—
Total	$75,000	$—	$—	$(23,981)	$—	$—	$51,019	$—	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 20.8% of total assets as calculated in accordance with the regulatory requirements.
(26)Non-income producing investment.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(4)(5)(13)	Second lien senior secured loan	L + 7.75%	2/1/2029	87,500	86,282	87,063	2.5%
				87,500	86,282	87,063	2.5%
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	59,034	59,901	1.7%
Apptio, Inc.(4)(8)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,275	1,308	0.0%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,680	57,039	1.6%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	558	570	0.0%
CivicPlus, LLC(4)(7)(13)	First lien senior secured loan	L + 6.00%	8/24/2027	35,200	34,865	34,848	1.0%
CivicPlus, LLC(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	0.0%
CivicPlus, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(31)	(33)	0.0%
Diamondback Acquisition, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	9/13/2028	101,893	99,926	99,855	2.8%
Diamondback Acquisition, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(195)	(204)	0.0%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.16%	8/4/2025	22,594	22,209	22,367	0.6%
Diligent Corporation(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	982	900	936	0.0%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	—	(27)	(15)	0.0%
Gainsight, Inc.(4)(5)(13)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	30,569	30,074	30,110	0.9%
Gainsight, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(85)	(79)	0.0%
GovBrands Intermediate, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	8/4/2027	64,325	62,807	62,717	1.8%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
GovBrands Intermediate, Inc.(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,509	14,083	14,063	0.4%
GovBrands Intermediate, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(158)	(170)	0.0%
Granicus, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	1/29/2027	29,736	29,115	29,215	0.8%
Granicus, Inc.(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	3,382	3,301	3,307	0.1%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(54)	(46)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	50,040	49,675	49,790	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)(15)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	1,588	1,564	1,572	0.0%
MessageBird BidCo B.V.(4)(8)(13)(22)	First lien senior secured loan	L + 6.75%	4/29/2027	120,000	117,581	117,600	3.2%
Ministry Brands Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	12/29/2028	7,680	7,527	7,526	0.2%
Ministry Brands Holdings, LLC(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(25)	(24)	0.0%
Ministry Brands Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(15)	(15)	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(7)(13)	First lien senior secured loan	L + 5.75%	4/22/2027	41,458	40,614	40,629	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(48)	(50)	0.0%
				642,774	631,150	632,717	17.7%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.00%	12/3/2027	141,481	139,752	140,420	4.0%
AxiomSL Group, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(11)	—	0.0%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(174)	(116)	0.0%
				141,481	139,567	140,304	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/8/2027	45,455	45,011	45,000	1.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(44)	(45)	0.0%
				45,455	44,967	44,955	1.3%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 6.25%	6/13/2025	83,722	82,289	83,302	2.4%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	6/13/2025	—	(90)	(35)	0.0%
				83,722	82,199	83,267	2.4%
Industrial Conglomerates
QAD, Inc.(4)(6)(13)	First lien senior secured loan	L + 6.00%	11/5/2027	88,571	86,838	86,800	2.5%
QAD, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(223)	(229)	0.0%
				88,571	86,615	86,571	2.5%
Construction & Engineering
Dodge Data & Analytics LLC(4)(8)(13)	First lien senior secured loan	L + 7.50%	4/14/2026	49,751	48,873	51,243	1.5%
Dodge Data & Analytics LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(49)	—	0.0%
				49,751	48,824	51,243	1.5%
Diversified Consumer Services
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.87%	5/29/2026	156,693	155,102	156,694	4.4%
Litera Bidco LLC(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,873	2,793	2,873	0.1%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(63)	—	0.0%
Muine Gall, LLC(4)(8)(13)(20)(22)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	204,167	204,450	204,167	5.8%
Relativity ODA LLC(4)(5)(13)	First lien senior secured loan	L + 7.50%	5/12/2027	118,531	116,985	117,049	3.3%
Relativity ODA LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(151)	(141)	0.0%
Transact Holdings Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,798	8,710	8,696	0.2%
				491,062	487,826	489,338	13.8%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	8/28/2025	73,596	71,875	73,596	2.1%
Hg Saturn Luchaco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	3/30/2026	126,817	128,378	125,548	3.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)	First lien senior secured loan	L + 5.75%	9/8/2025	17,118	16,957	17,007	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,360	3,293	3,338	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(16)	(7)	0.0%
Smarsh Inc.(4)(5)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,429	31,710	0.9%
				252,841	251,916	251,192	7.2%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/13/2025	72,070	71,433	70,989	2.0%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(32)	(69)	0.0%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.00%	5/14/2026	53,049	52,545	53,049	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(26)	—	0.0%
				125,119	123,920	123,969	3.5%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/23/2028	117,672	115,873	115,790	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(278)	(137)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(196)	(196)	0.0%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	First lien senior secured loan	G + 4.50%	4/28/2025	863	860	848	0.0%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	Second lien senior secured loan	G + 7.75%	4/27/2026	9,030	8,992	8,872	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(7)(13)	First lien senior secured loan	L + 6.00%	10/30/2028	24,103	23,631	23,621	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	—	(36)	(37)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(43)	(44)	0.0%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,806	95,440	2.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	8/21/2026	154,245	152,689	153,859	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	3,978	3,925	3,962	0.1%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,087	93,271	94,087	2.7%
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(31)	—	0.0%
Inovalon Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/24/2028	129,485	126,287	126,248	3.6%
Inovalon Holdings, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(170)	(173)	0.0%
Inovalon Holdings, Inc.(4)(7)(13)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	61,681	60,452	60,447	1.7%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,821	9,825	0.3%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,589	19,650	0.6%
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,546	19,297	19,527	0.5%
				739,532	728,739	731,589	20.9%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	78,972	78,487	78,972	2.2%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(37)	—	0.0%
				78,972	78,450	78,972	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,962	62,188	1.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,225	4,163	4,188	0.1%
				66,725	66,125	66,376	1.9%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,603	10,860	0.3%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,138	54,526	55,138	1.6%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(34)	—	0.0%
				65,971	65,095	65,998	1.9%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(4)(8)(13)	First lien senior secured loan	L + 8.75% (3.00% PIK)	3/31/2027	33,689	33,689	32,004	0.9%
				33,689	33,689	32,004	0.9%
IT Services
Kaseya Inc.(4)(7)	First lien senior secured loan	L + 6.50% (incl. 1.00% PIK)	5/2/2025	47,694	47,126	47,695	1.3%
Kaseya Inc.(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 1.00% PIK)	9/8/2023	1,470	1,414	1,470	0.0%
Kaseya Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	—	(27)	—	0.0%
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,631	132,667	3.8%
Pluralsight, LLC(4)(8)(13)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	157,999	157,900	4.5%
Pluralsight, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(88)	(100)	0.0%
				341,992	338,055	339,632	9.6%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	393	371	392	0.0%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,730	19,900	0.6%
				20,393	20,101	20,292	0.6%
Professional Services
Cornerstone OnDemand, Inc.(4)(8)(13)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,611	70,592	2.0%
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.25%	12/12/2024	104,964	104,132	104,964	3.0%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(18)	—	0.0%
Motus Group, LLC(4)(7)(13)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,690	17,689	0.5%
Proofpoint, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,733	54,725	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(6)(13)	First lien senior secured loan	L + 5.75%	6/30/2028	132,957	131,701	131,960	3.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	0.0%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(72)	(59)	0.0%
When I Work, Inc.(4)(7)	First lien senior secured loan	L + 6.00%	11/2/2027	29,895	29,603	29,596	0.8%
When I Work, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(55)	(56)	0.0%
				412,351	408,325	409,411	11.5%
Real Estate Management & Development
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,385	37,200	35,702	1.0%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,768	7,421	7,419	0.2%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,051	2,847	0.1%
REALPAGE, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,768	53,104	1.5%
				100,705	99,440	99,072	2.8%
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	150,943	152,102	4.3%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	—	(75)	—	0.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(7)(13)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	140,323	137,251	137,166	3.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(252)	(263)	0.0%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,433	7,500	0.2%
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 5.75%	3/2/2028	80,107	78,287	78,504	2.2%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(207)	(163)	0.0%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,943	25,250	0.7%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	85,450	84,372	85,450	2.4%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(106)	—	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,912	20,000	0.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,484	148,889	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(536)	—	0.0%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	12/1/2028	21,000	20,437	20,895	0.6%
Tahoe Finco, LLC(4)(7)(13)(22)	First lien senior secured loan	L + 6.00%	9/29/2028	172,093	170,420	170,028	4.8%
Tahoe Finco, LLC(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(124)	(155)	0.0%
				852,464	838,182	845,203	23.9%
Thrifts & Mortgage Finance
Blend Labs, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.50%	6/30/2026	112,500	109,980	110,250	3.1%
Blend Labs, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/30/2026	—	(112)	(250)	0.0%
				112,500	109,868	110,000	3.1%
Total non-controlled/non-affiliated portfolio company debt investments				4,833,570	4,769,335	4,789,168	135.7%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock	N/A	N/A	29,074	14,005	16,281	0.5%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock	N/A	N/A	8,425	4,011	4,718	0.1%
					18,016	20,999	0.6%
Application Software
Alpha Partners Technology Merger Corp(14)(22)(24)	Common Stock	N/A	N/A	2,000,000	20,027	19,561	0.6%
Alpha Partners Technology Merger Corp(22)(24)	Sponsor Shares	N/A	N/A	100,000	1,000	2,562	0.1%
EShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(18)	Preferred Stock	10.50% PIK	N/A	15,000	15,403	15,407	0.4%
MessageBird BidCo B.V.(13)(18)(22)(24)	Warrants	N/A	N/A	191,530	1,174	1,174	0.0%
Nylas, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	15,000	0.4%
Saturn Ultimate, Inc.(13)(18)(24)	Common Stock	N/A	N/A	4,421,347	25,001	55,806	1.6%
					79,622	117,042	3.3%
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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
					137,763	138,778	3.9%
Professional Services
Arctic Wolf Networks, Inc.(18)(24)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.8%
BCTO WIW Holdings, Inc.(13)(18)(24)	Class A Common Stock	N/A	N/A	70,000	7,000	7,000	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(18)	Series A Preferred Stock	10.50% PIK	N/A	28,000	27,928	27,913	0.8%
Thunder Topco L.P. (dba Vector Solutions)(13)(18)(24)	Common Units	N/A	N/A	7,857,410	7,857	9,272	0.3%
					67,821	73,749	2.1%
Road & Rail
Bolt Technology OÜ(18)(22)(24)	Preferred Equity	N/A	N/A	11,304	11,304	11,372	0.3%
					11,304	11,372	0.3%
Systems Software
Algolia, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,376	0.7%
Algolia, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	136,776	4,000	4,000	0.1%
Brooklyn Lender Co-Invest 2, L.P.(13)(18)(24)	Common Units	N/A	N/A	12,692,160	12,692	12,692	0.4%
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,402	1.3%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.4%
Circle Internet Services, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	0.0%
Circle Internet Services, Inc.(18)(24)	Warrants	N/A	N/A	244,580	—	2,515	0.1%
Exabeam, Inc.(13)(18)(24)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	59,923	1.7%
Exabeam, Inc.(13)(18)(24)	Common Stock	N/A	N/A	1,289,034	35,745	35,745	1.0%
Halo Parent Newco, LLC(18)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,015	5,013	0.1%
Illumio, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.5%
Illumio, Inc.(18)(24)	Common Stock	N/A	N/A	358,365	2,432	2,407	0.1%
					169,907	223,321	6.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(14)(18)(24)	Common Stock	N/A	N/A	216,953	3,000	1,545	0.0%
Blend Labs, Inc.(13)(18)(24)	Warrants	N/A	N/A	299,216	1,625	633	0.0%
					4,625	2,178	0.0%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company equity investments					813,743	1,005,320	28.4%
Total non-controlled/non-affiliated portfolio company investments					5,583,078	5,794,488	164.1%
Non-controlled/affiliated portfolio company investments
Equity Investments
Application Software
UserZoom Technologies, Inc.(13)(18)(21)	Series B Preferred Stock	10.00% PIK	N/A	12,000,769	56,721	71,164	2.0%
					56,721	71,164	2.0%
Systems Software
Help SP SCF Investor, LP(18)(21)(24)	LP Interest	N/A	N/A	59,333	59,379	61,268	1.7%
Split Software, Inc.(18)(21)(24)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	30,000	0.8%
					89,384	91,268	2.5%
Internet & Direct Marketing Retail
Signifyd Inc.(18)(21)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	106,938	106,938	3.0%
					106,938	106,938	3.0%
Total non-controlled/affiliated portfolio company equity investments					253,043	269,370	7.5%
Total non-controlled/affiliated portfolio company investments					253,043	269,370	7.5%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(18)(22)(24)(25)	LLC Interest	N/A	N/A	75,000	75,231	75,000	2.1%
					75,231	75,000	2.1%
Total controlled/affiliated portfolio company equity investments					75,231	75,000	2.1%
Total controlled/affiliated portfolio company investments					75,231	75,000	2.1%
Total Investments					5,911,352	6,138,858	173.7%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $243.3 million based on a tax cost basis of $5.9 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $33.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $276.4 million.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)
(4)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), British Pound Sterling LIBOR ("GBPLIBOR" or "G"), Sterling Overnight Interbank Average Rate ("SONIA" or "S") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(6)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(9)The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%.
(10)The interest rate on these loans is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(11)Level 1 investment.
(12)The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.47%.
(13)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company's investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(14)Level 2 investment.
(15)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)Security acquired in transaction exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities" under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $1,308.7 million or 37.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(19)Unless otherwise indicated, the Company`s portfolio companies are pledged as collateral, supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.
(20)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 "Debt".
(21)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

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
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on debt investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 21.2% of total assets as calculated in accordance with the regulatory requirements.
(23)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(24)Non-income producing investment.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)
(25)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company's investment in affiliates for the year ended December 31, 2021, were as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$—	$75,231	$—	$(231)	$—	$—	$75,000	$—	$—
Total	$—	$75,231	$—	$(231)	$—	$—	$75,000	$—	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on debt investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on debt investments, as applicable.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$67,504	$43,758	$132,810	$69,176
Net change in unrealized gain (loss)	(247,952)	51,092	(352,811)	92,916
Realized gain (loss)	36,795	49,910	41,061	50,938
Net Increase (Decrease) in Net Assets Resulting from Operations	(143,653)	144,760	(178,940)	213,030
Distributions
Distributions declared from earnings	(47,022)	(33,848)	(94,714)	(62,040)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(47,022)	(33,848)	(94,714)	(62,040)
Capital Share Transactions
Issuance of common shares	—	425,000	—	674,991
Reinvestment of distributions	12,252	7,383	20,315	12,952
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	12,252	432,383	20,315	687,943
Total Increase/(Decrease) in Net Assets	(178,423)	543,295	(253,339)	838,933
Net Assets, at beginning of period	3,457,234	1,792,517	3,532,150	1,496,879
Net Assets, at end of period	$3,278,811	$2,335,812	$3,278,811	$2,335,812
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(178,940)	$213,030
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(562,127)	(1,837,028)
Proceeds from investments and investment repayments, net	434,820	767,982
Net amortization/accretion of premium/discount on investments	(9,740)	(13,215)
Net change in unrealized (gain) loss on investments	352,538	(93,871)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	241	955
Net realized (gain) loss on investments	(41,104)	(49,974)
Net realized (gain) loss on foreign currency transactions relating to investments	65	(5)
Paid-in-kind interest	(43,328)	(10,946)
Paid-in-kind dividend	(15,908)	(2,071)
Amortization of debt issuance costs	2,970	4,109
Amortization of offering costs	—	201
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	11,495	(9,617)
(Increase) decrease in dividend income receivable	147	(595)
(Increase) decrease in paid-in-kind interest receivable	2,053	—
(Increase) decrease in prepaid expenses and other assets	(48,433)	(1,126)
Increase (decrease) in management fee payable	538	1,406
Increase (decrease) in incentive fee payable	(31,089)	17,879
Increase (decrease) in payables to affiliates	(457)	(217)
Increase (decrease) in payable for investments purchased	(11,372)	109,750
Increase (decrease) in accrued expenses and other liabilities	2,275	7,078
Net cash used in operating activities	(135,356)	(896,275)
Cash Flows from Financing Activities
Borrowings on debt	683,707	1,732,557
Payments on debt	(479,500)	(1,238,000)
Debt issuance costs	(1,062)	(9,630)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	665,339
Offering costs paid	—	(73)
Distributions paid	(59,030)	(36,347)
Net cash provided by financing activities	144,115	1,113,846
Net increase (decrease) in cash	8,759	217,571
Cash, beginning of period	107,025	82,236
Cash, end of period	$115,784	$299,807

Supplemental and Non-Cash Information
Interest paid during the period	$50,887	$33,200
Distributions declared during the period	94,714	62,040
Reinvestment of distributions during the period	20,315	12,952
Distribution payable	47,022	33,848
Subscription receivable	—	9,652
Taxes, including excise tax, paid during the period	3,900	324
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
Through August 1, 2021, the Company conducted private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of November 5, 2021, the Capital Commitments were fully drawn. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). The “Commitment Period” will continue until the earlier of (i) the five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
The Company conducts this valuation process on a quarterly basis.
The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company intends to comply with the new rule’s mandatory requirements on or before the compliance date in September 2022.
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, no investments are on non-accrual status.
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
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Undistributed long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.
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
For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $0.7 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $1.4 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.1 million and $2.5 million, respectively.
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
For the three months ended June 30, 2022 and 2021, management fees were $13.9 million and $10.7 million, respectively. For the six months ended June 30, 2022 and 2021, management fees were $27.9 million and $21.3 million, respectively.
Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Initial Closing Date, and equals (i) prior to an Exchange Listing, 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate”, until the Adviser has received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre-Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to an Exchange Listing, 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to an Exchange Listing, 10% on all pre-Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to an Exchange Listing, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to an Exchange Listing, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
For the three months ended June 30, 2022 and 2021, the Company incurred incentive fees of $5.8 million and $6.0 million, respectively, based on net investment income. For the six months ended June 30, 2022 and 2021, the Company incurred incentive fees of $12.0 million and $9.3 million, respectively, based on net investment income.
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
For the three and six months ended June 30, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $(15.2) million and $(25.3) million, respectively.
For the three months ended June 30, 2021, the Company incurred performance-based incentive fees based on capital gains of $10.1 million, of which $5.5 million were related to unrealized gains. For the six months ended June 30, 2021, the Company incurred performance-based incentive fees based on capital gains of $14.4 million, of which $9.8 million were related to unrealized gains.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order of exemptive relief (the "Order") that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with ORCA, Owl Rock Private Fund Advisors LLC (“ORPFA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Technology Advisors II LLC ("ORTA II"), together with ORCA, ORPFA, ORDA and the Adviser, the “Owl Rock Advisers”, which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers' investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the Order and that have investment objective similar to ours.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,110,018	$4,078,364	$4,026,044	$4,043,287
Second-lien senior secured debt investments	561,139	537,309	543,038	546,737
Unsecured debt investments	265,885	239,028	200,253	199,144
Preferred equity investments	765,932	764,588	716,554	801,732
Common equity investments	445,770	380,657	425,463	547,958
Total Investments	$6,148,744	$5,999,946	$5,911,352	$6,138,858

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.8%
Application Software	15.8	13.4
Banks	2.3	2.3
Building Products	0.7	0.7
Capital Markets	0.3	0.7
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.6	0.9
Diversified Consumer Services	8.6	8.7
Diversified Financial Services	5.2	5.4
Energy Equipment & Services	2.1	2.0
Health Care Technology	12.8	11.9
Hotels, Restaurants & Leisure	2.1	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.1	1.1
Internet & Direct Marketing Retail	4.1	4.5
IT Services	7.6	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	7.1	7.9
Real Estate Management & Development	1.6	1.6
Road & Rail	0.2	0.2
Systems Software	19.8	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
United States:
Midwest	16.8%	15.3%
Northeast	15.6	17.0
South	22.8	22.5
West	28.3	28.4
Brazil	0.5	0.7
Canada	3.8	3.7
Estonia	0.2	0.2
Guernsey	3.2	3.2
Israel	2.5	2.4
Netherlands	4.7	4.7
United Kingdom	1.6	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$375	$4,077,989	$4,078,364
Second-lien senior secured debt investments	—	140,520	396,789	537,309
Unsecured debt investments	—	14,245	224,783	239,028
Preferred equity investments	—	—	764,588	764,588
Common equity investments	95,135	14,843	270,679	380,657
Total Investments at fair value	$95,135	$169,983	$5,734,828	$5,999,946

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,527	$4,023,760	$4,043,287
Second-lien senior secured debt investments	—	10,860	535,877	546,737
Unsecured debt investments	—	—	199,144	199,144
Preferred equity investments	—	—	801,732	801,732
Common equity investments	80,413	46,966	420,579	547,958
Total Investments at fair value	$80,413	$77,353	$5,981,092	$6,138,858

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2022 and June 30, 2021:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,986,764	$339,952	$208,999	$902,002	$315,877	$5,753,594
Purchases of investments, net	169,082	31,424	30,085	7,373	17,459	255,423
Payment-in-kind	22,379	2,898	2,755	11,352	—	39,384
Proceeds from investments, net	(74,070)	(15,826)	—	(95,068)	—	(184,964)
Net change in unrealized gain (loss)	(29,548)	(14,367)	(17,137)	(98,024)	(62,657)	(221,733)
Net realized gains (losses)	10	—	—	36,871	—	36,881
Net amortization/accretion of premium/discount on investments	3,372	140	81	82	—	3,675
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	52,568	—	—	—	52,568
Fair value, end of period	$4,077,989	$396,789	$224,783	$764,588	$270,679	$5,734,828
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,300,317	$122,931	$440,185	$255,041	$17,435	$3,135,909
Purchases of investments, net	742,281	232,716	—	292,358	130,787	1,398,142
Payment-in-kind	3,456	—	—	2,071	—	5,527
Proceeds from investments, net	(146,217)	(32,942)	(196,512)	—	—	(375,671)
Net change in unrealized gain (loss)	6,258	168	(12,897)	58,409	65	52,003
Net realized gains (losses)	4	—	42,580	—	—	42,584
Net amortization of discount on investments	3,524	449	1,004	4	—	4,981
Transfers into (out of) Level 3(1)	—	—	—	—	(11,276)	(11,276)
Fair value, end of period	$2,909,623	$323,322	$274,360	$607,883	$137,011	$4,252,199

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2022 and June 30, 2021:

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	359,341	31,424	41,065	96,387	17,459	545,676
Payment-in-kind	30,983	4,671	7,673	15,908	—	59,235
Proceeds from investments, net	(295,594)	(15,826)	—	(101,297)	—	(412,717)
Net change in unrealized gain (loss)	(48,652)	(17,829)	(23,291)	(86,518)	(101,511)	(277,801)
Net realized gains (losses)	95	—	—	41,011	—	41,106
Net amortization/accretion of premium/discount on investments	8,448	260	192	206	—	9,106
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	(392)	(141,788)	—	—	(68,689)	(210,869)
Fair value, end of period	$4,077,989	$396,789	$224,783	$764,588	$270,679	$5,734,828
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,242,355	$184,996	$388,602	$190,655	$7,756	$3,014,364
Purchases of investments, net	926,524	232,716	185,835	345,361	136,019	1,826,455
Payment-in-kind	5,961	—	4,985	2,071	—	13,017
Proceeds from investments, net	(282,642)	(96,221)	(306,901)	—	—	(685,764)
Net change in unrealized gain (loss)	9,906	(100)	8,692	69,792	65	88,355
Net realized gains (losses)	79	—	42,580	—	—	42,659
Net amortization of discount on investments	7,440	1,931	3,067	4	—	12,442
Transfers into (out of) Level 3(1)	—	—	(52,500)	—	(6,829)	(59,329)
Fair value, end of period	$2,909,623	$323,322	$274,360	$607,883	$137,011	$4,252,199
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2021, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022 and June 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(29,209)	$6,953
Second-lien senior secured debt investments	(14,365)	543
Unsecured debt investments	(17,139)	17,326
Preferred equity investments	(59,355)	58,409
Common equity investments	(62,657)	65
Total Investments	$(182,725)	$83,296

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(87,690)	$14,966
Second-lien senior secured debt investments	(17,828)	1,137
Unsecured debt investments	(23,292)	16,333
Preferred equity investments	(71,254)	69,792
Common equity investments	(110,354)	65
Total Investments	$(310,418)	$102,293

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,979,378	Yield Analysis	Market Yield	9.4%-20.1% (10.4%)	Decrease
	98,611	Recent Transaction	Transaction Price	97.5%-101.3% (98.7%)	Increase
Second-lien senior secured debt investments	$379,319	Yield Analysis	Market Yield	10.5%-17.3% (13.3%)	Decrease
	17,470	Recent Transaction	Transaction Price	99.0% (99.0%)	Increase
Unsecured debt investments	$194,698	Yield Analysis	Market Yield	9.1%-11.3% (10.5%)	Decrease
	30,085	Recent Transaction	Transaction Price	97.0% (97.0%)	Increase
Preferred equity investments	$174,836	Yield Analysis	Market Yield	11.9%-16.1% (14.5%)	Decrease
	515,833	Market Approach	Revenue Multiple	5.3x-42.5x (18.7x)	Increase
	61,606	Market Approach	EBITDA Multiple	11.5x-15.8x (15.7x)	Increase
	5,000	Market Approach	Transaction Price	$34.54 ($34.54)	Increase
	7,313	Recent Transaction	Transaction Price	97.5% (97.5%)	Increase
Common equity investments	$194,595	Market Approach	Revenue Multiple	6.5x-27.5x (18.8x)	Increase
	10,016	Market Approach	EBITDA Multiple	11.5x-23.3x (19.9x)	Increase
	35,250	Market Approach	Transaction Price	$70.00 ($70.00)	Increase
	21,975	Market Approach	Discount to Trade Price	$0.16-$4.63 ($0.59)	Decrease
	398	Market Approach	Gross Profit Multiple	16.5x (16.5x)	Increase
	8,445	Recent Transaction	Transaction Price	100.0% (100.0%)	Increase

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,378,478	Yield Analysis	Market Yield	5.3%-11.6% (8.6%)	Decrease
	645,282	Recent Transaction	Transaction Price	97.5%-99.6% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$217,710	Yield Analysis	Market Yield	7.9%-10.5% (9.2%)	Decrease
	169,623	Recent Transaction	Transaction Price	98.0%-99.5% (98.5%)	Increase
Unsecured debt investments	$199,144	Yield Analysis	Market Yield	7.2%-9.4% (8.6%)	Decrease
Preferred equity investments	$233,002	Market Approach	Revenue Multiple	8.0x-22.5x (12.6x)	Increase
	82,194	Market Approach	EBITDA Multiple	9.3x-24.0x (17.6x)	Increase
	352,050	Market Approach	Transaction Price	$2.43-$2,178.99 ($276.91)	Increase
	134,486	Recent Transaction	Transaction Price	$5.99-$1,002.52 ($853.58)	Increase
Common equity investments	$42,232	Market Approach	Revenue Multiple	30.0x (30.0x)	Increase
	9,272	Market Approach	EBITDA Multiple	24.0x (24.0x)	Increase
	134,151	Market Approach	Transaction Price	$6.72-609.78 ($436.08)	Increase
	158,252	Market Approach	Discount to Trade Price	$0.68-19.28 ($7.05)	Decrease
	1,174	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	75,498	Recent Transaction	Transaction Price	$1.00-$100.00 ($18.77)	Increase
________________
(1)Excludes Level 3 investments with an aggregate fair value amounting to $148,544, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	646,261	646,261	639,327	639,327
SPV Asset Facility I	285,949	285,949	285,705	285,705
SPV Asset Facility II	172,574	172,574	(2,680)	(2,680)
June 2025 Notes	206,520	208,950	206,003	235,725
December 2025 Notes	655,440	614,250	656,708	692,250
June 2026 Notes	369,236	339,375	368,572	386,250
January 2027 Notes	293,278	255,000	292,799	294,000
CLO 2020-1	197,152	197,152	197,317	197,317
Total Debt	$2,826,410	$2,719,511	$2,643,751	$2,727,894
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $10.3 million, $4.1 million, $2.4 million, $3.5 million, -$5.4 million, $5.8 million, $6.7 million and $2.8 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million, and $2.7 million, respectively.
(3)Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
Financial Instruments Not Carried at Fair Value
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 214% and 231% as of June 30, 2022 and December 31, 2021, respectively.
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$656,526	$383,474	$646,261
SPV Asset Facility I	450,000	290,000	17,149	285,949
SPV Asset Facility II	300,000	175,000	76,846	172,574
June 2025 Notes	210,000	210,000	—	206,520
December 2025 Notes	650,000	650,000	—	655,440
June 2026 Notes	375,000	375,000	—	369,236
January 2027 Notes	300,000	300,000	—	293,278
CLO 2020-1	200,000	200,000	—	197,152
Total Debt	$3,525,000	$2,856,526	$477,469	$2,826,410

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $10.3 million, $4.1 million, $2.4 million, $3.5 million, -$5.4 million, $5.8 million, $6.7 million and $2.8 million, respectively.

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
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million, and $2.7 million, respectively.
For the three and six months ended June 30, 2022 and June 30, 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$27,308	$20,253	$52,823	$38,195
Amortization of debt issuance costs	1,407	2,094	2,970	4,109
Total Interest Expense	$28,715	$22,347	$55,793	$42,304
Average interest rate	4.0%	3.7%	3.9%	4.0%
Average daily borrowings	$2,690,461	$2,161,379	$2,719,091	$1,906,304
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
SPV Asset Facility I
On August 11, 2020 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement, as amended through the date hereof (the “SPV Asset Facility I”), with OR Tech Financing I, as borrower, Massachusetts Mutual Life Insurance Company, as initial Lender, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto pursuant to Assignment and Assumption Agreements. The SPV Asset Facility I was amended on October 27, 2021 to increase the total term loan commitment from $300 million to $450 million.
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
Unsecured Notes
June 2025 Notes
On June 12, 2020, the Company issued $210 million aggregate principal amount of 6.75% notes due 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	10,375	11,789
Alpine-22	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
Aquiline Capital Partners	First lien senior secured multi-draw term loan	7,929	—
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,773	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,525	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	3,231	6,923
Centrify Corporation	First lien senior secured revolving loan	4,081	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Diligent Corporation	First lien senior secured revolving loan	762	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured loan	27,408	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	3,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,508	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,753	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4,600	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	2,333	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	718	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$439,635	$390,771
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management was not aware of any pending or threatened litigation.
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
During the six months ended June 30, 2022, the Company did not deliver capital call notices to investors.
During the six months ended June 30, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2021	June 25, 2021	25,571,599	$425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		41,627,569	$675.0
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022	March 31, 2022	May 13, 2022	$0.24
________________
(1)Expected to be paid from sources other than ordinary income, including undistributed long-term capital gains.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$(143,653)	$144,760	$(178,940)	$213,030
Weighted average shares of common stock outstanding—basic and diluted	200,939,078	118,956,651	200,673,073	111,369,687
Earnings (loss) per common share-basic and diluted	$(0.71)	$1.22	$(0.89)	$1.91
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
For the three months ended June 30, 2022 and 2021, the Company accrued U.S. federal excise tax of $3.3 million and $2.8 million, respectively. For the six months ended June 30, 2022 and 2021, the Company accrued U.S. federal excise tax of $5.4 million and $3.3 million, respectively.
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$17.65	$14.88
Net investment income (loss)(1)	0.66	0.62
Net realized and unrealized gain (loss)	(1.55)	1.31
Total from operations	(0.89)	1.93
Distributions declared from net investment income(2)	(0.47)	(0.48)
Total increase (decrease) in net assets	(1.36)	1.45
Net asset value, end of period	$16.29	$16.33
Shares outstanding, end of period	201,267,104	143,069,918
Total Return(3)	(5.1)%	13.0%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	4.8%	11.7%
Ratio of net investment income to average net assets(4)	7.8%	8.4%
Net assets, end of period	$3,278,811	$2,335,812
Weighted-average shares outstanding	200,673,073	111,369,687
Total capital commitments, end of period	$3,134,815	$3,134,982
Ratio of total contributed capital to total committed capital, end of period	100.0%	67.2%
Portfolio turnover rate	6.1%	18.6%
Year of formation	2018	2018
________________
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transactions.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(4)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
On August 2, 2022, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 30, 2022, payable on or before November 15, 2022.

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
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of June 30, 2022, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II and ORDA, the "Owl Rock Advisers". As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend its existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.
The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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

We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
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
COVID-19 and Economic Developments
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns, cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geopolitical, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions and we have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2022, our Adviser or its affiliates have originated $63.7 billion aggregate principal amount of investments across multiple industries, of which $60.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average investment size in each of our portfolio companies was approximately $57.7 million based on fair value. As of June 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 73.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $544 million, weighted average annual EBITDA of $121 million and weighted average enterprise value of $3.6 billion. As of June 30, 2022, investments we classify as growth capital represented 22.8% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $195.0 million and a weighted average enterprise value of $8.1 billion.

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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
•the cost of our organization and any offerings;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of the common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses, including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.
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
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 68.0% first lien senior secured debt investments (of which 78.6% we consider to be unitranche debt investments (including “last out” portions of such loans)), 9.0% second lien senior secured debt investments, 4.0% unsecured debt investments, 12.7% preferred equity investments and 6.3% common equity investments.
As of June 30, 2022 and December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.6% and 7.5%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.8% and 8.8%, respectively.
As of June 30, 2022, we had investments in 104 portfolio companies with an aggregate fair value of $6.0 billion. As of June 30, 2022, we had net leverage of 0.84x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the effect of interest rates exceeding our interest rate floors.
Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$335,071	$1,474,059
Less: Sell downs	(31,506)	(31,875)
Total new investment commitments	$303,565	$1,442,184
Principal amount of investments funded:
First-lien senior secured debt investments	$111,864	$732,864
Second-lien senior secured debt investments	17,647	234,842
Unsecured debt investments	56,016	—
Preferred equity investments	7,500	293,059
Common equity investments	17,444	88,184
Total principal amount of investments funded	$210,471	$1,348,949
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(39,340)	$(114,941)
Second-lien senior secured debt investments	—	(32,940)
Unsecured debt investments	—	(150,000)
Preferred equity investments	(50,000)	—
Common equity investments	—	(50,000)
Total principal amount of investments sold or repaid	$(89,340)	$(347,881)
Number of new investment commitments in new portfolio companies(1)	10	16
Average new investment commitment amount	$22,159	$91,035
Weighted average term for new debt investment commitments (in years)	6.3	6.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)(3)	8.8%	7.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.7%	6.9%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% as of June 30, 2021.
(3)For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.

As of June 30, 2022 and 2021, our investments consisted of the following:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,110,018	$4,078,364	(1)	$4,026,044	$4,043,287	(1)
Second-lien senior secured debt investments	561,139	537,309		543,038	546,737
Unsecured debt investments	265,885	239,028		200,253	199,144
Preferred equity investments	765,932	764,588		716,554	801,732
Common equity investments	445,770	380,657		425,463	547,958
Total Investments	$6,148,744	$5,999,946		$5,911,352	$6,138,858
________________
(1)78.6% and 73.0% of which we consider unitranche loans as of June 30, 2022 and December 31, 2021, respectively.
We use GICS for classifying the industry groupings of our portfolio companies. The industry composition based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.8%
Application Software	15.8	13.4
Banks	2.3	2.3
Building Products	0.7	0.7
Capital Markets	0.3	0.7
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.6	0.9
Diversified Consumer Services	8.6	8.7
Diversified Financial Services	5.2	5.4
Energy Equipment & Services	2.1	2.0
Health Care Technology	12.8	11.9
Hotels, Restaurants & Leisure	2.1	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.1	1.1
Internet & Direct Marketing Retail	4.1	4.5
IT Services	7.6	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	7.1	7.9
Real Estate Management & Development	1.6	1.6
Road & Rail	0.2	0.2
Systems Software	19.8	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States:
Midwest	16.8%	15.3%
Northeast	15.6	17.0
South	22.8	22.5
West	28.3	28.4
Brazil	0.5	0.7
Canada	3.8	3.7
Estonia	0.2	0.2
Guernsey	3.2	3.2
Israel	2.5	2.4
Netherlands	4.7	4.7
United Kingdom	1.6	1.9
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of portfolio	7.6%	6.6%
Weighted average total yield of debt and income producing securities	8.8%	8.0%
Weighted average interest rate of debt securities	8.3%	7.6%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$677,272	11.3%	$666,384	10.9%
2	5,182,950	86.3	5,440,470	88.6
3	111,139	1.9	32,004	0.5
4	28,585	0.5	—	—
5	—	—	—	—
Total	$5,999,946	100.0%	$6,138,858	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,937,042	100.0%	$4,769,335	100.0%
Non-accrual	—	—	—	—
Total	$4,937,042	100.0%	$4,769,335	100.0%
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
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$107.5	$98.9	$215.0	$165.4
Less: Expenses	36.6	52.3	76.7	92.9
Net Investment Income (Loss) Before Taxes	$70.9	$46.6	$138.3	$72.5
Less: Income taxes, including excise taxes	3.4	2.8	5.5	3.3
Net Investment Income (Loss) After Taxes	$67.5	$43.8	$132.8	$69.2
Net change in unrealized gain (loss)	(248.0)	51.1	(352.8)	92.9
Net realized gain (loss)	36.8	49.9	41.1	50.9
Net Increase (Decrease) in Net Assets Resulting from Operations	$(143.7)	$144.8	$(178.9)	$213.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest income from investments	$77.8	$87.4	$159.1	$145.5
PIK interest income	21.3	8.4	38.5	16.0
Dividend income	7.3	2.4	15.4	2.7
Other income	1.1	0.7	2.0	1.2
Total investment income	$107.5	$98.9	$215.0	$165.4
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months ended June 30, 2022 and 2021
Investment income increased to $107.5 million for the three months ended June 30, 2022 from $98.9 million for the three months ended June 30, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.6 billion as of June 30, 2021, to $5.0 billion as of June 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $28.4 million to $1.1 million for the three months ended June 30, 2021 and 2022, respectively. For the three months ended June 30, 2021 and 2022, there were one-time prepayment fees of approximately $26.4 million and $0.5 million, respectively. PIK interest income increased from approximately 8.5% of investment income for the three months ended June 30, 2021, to approximately 19.8% of investment income for the three months ended June 30, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the six months ended June 30, 2022 and 2021
Investment income increased to $215.0 million for the six months ended June 30, 2022 from $165.4 million for the six months ended June 30, 2021 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $3.6 billion as of June 30, 2021, to $5.0 billion as of June 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $38.1 million to $5.7 million for the six months ended June 30, 2021 and 2022, respectively. For the six months ended June 30, 2021 and 2022, there were one-time prepayment fees of approximately $30.8 million and $2.6 million, respectively. PIK interest income increased from approximately 9.7% of investment income for the six months ended June 30, 2021, to approximately 17.9% of investment income for the six months ended June 30, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$28.7	$22.3	$55.8	$42.3
Management fees	13.9	10.7	27.9	21.3
Incentive fees	(9.4)	16.1	(13.3)	23.7
Professional fees	2.0	1.8	3.6	3.4
Directors' fees	0.3	0.3	0.5	0.5
Other general and administrative	1.1	1.1	2.2	1.8
Total operating expenses	$36.6	$52.3	$76.7	$93.0
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2022 and 2021
Total expenses decreased to $36.6 million for the three months ended June 30, 2022 from $52.3 million for the three months ended June 30, 2021 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $2.2 billion period over period, as well as an increase in the average interest rate to 4.0% from 3.7% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio during the three months ended June 30, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the six months ended June 30, 2022 and 2021
Total expenses decreased to $76.7 million for the six months ended June 30, 2022 from $93.0 million for the six months ended June 30, 2021 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $1.9 billion period over period, partially offset by a decrease in the average interest rate to 3.9% from 4.0% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio during the six months ended June 30, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended June 30, 2022 and 2021, we accrued U.S. federal excise tax of $3.3 million and $2.8 million, respectively. For the six months ended June 30, 2022 and 2021, we accrued U.S. federal excise tax of $5.4 million and $3.3 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net change in unrealized gains (losses) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$(247.7)	$51.1	$(352.5)	$93.9
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.3)	—	(0.3)	(1.0)
Net change in unrealized gain (loss)	$(248.0)	$51.1	$(352.8)	$92.9
For the Three Months ended June 30, 2022
For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to March 31, 2022. The primary drivers of our portfolio’s unrealized losses were current market conditions, increased market volatility effecting our investments in publicly traded companies, and credit spreads widening across the broader market as compared to March 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
UserZoom Technologies, Inc.	$(38.3)
Toast, Inc.	(33.7)
Revolut Ribbit Holdings, LLC	(22.4)
Robinhood Markets, Inc.	(12.8)
Kajabi Holdings, LLC	(10.0)
Cornerstone OnDemand, Inc.	(8.5)
SLA Eclipse Co-Invest, L.P.	(6.8)
Remitly Global, Inc.	(6.1)
Circle Internet Services, Inc.	(5.9)
Peraton Corp.	(5.4)
Remaining Companies	(97.8)
Total	$(247.7)
For the Six Months ended June 30, 2022
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions, increased market volatility effecting our investments in publicly traded companies, and credit spreads widening across the broader market as compared to December 31, 2021.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$(77.6)
Remitly Global, Inc.	(32.2)
Revolut Ribbit Holdings, LLC	(24.0)
Robinhood Markets, Inc.	(23.1)
Kajabi Holdings, LLC	(14.8)
UserZoom Technologies, Inc.	(14.4)
SLA Eclipse Co-Invest, L.P.	(11.0)
Linked Store Cayman Ltd (dba Nuvemshop)	(9.5)
Cornerstone OnDemand, Inc.	(9.3)
Circle Internet Services, Inc.	(6.2)
Remaining Companies	(130.4)
Total	$(352.5)

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$36.9	$49.9	$41.1	$50.0
Net realized gain (loss) on foreign currency transactions	(0.1)	—	—	1.0
Net realized gain (loss)	$36.8	$49.9	$41.1	$51.0
Realized Gross Internal Rate of Return
Since we began investing in 2018 through June 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 13.0% (based on total capital invested of $1.7 billion and total proceeds from these exited investments of $2.0 billion). Seventy-two percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 214% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2022, taken together with our available debt capacity of $477.5 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2022, we had $477.5 million available under our credit facilities.
As of June 30, 2022, we had $115.8 million in cash. During the period ended June 30, 2022, we used $135.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $562.1 million, partially offset by sales of portfolio investments of $434.8 million, and other operating activities of $8.0 million. Lastly, cash provided by financing activities was $144.1 million during the period, which was the result of proceeds from borrowings on our credit facilities, net of debt issuance costs, of $203.1 million, net of $59.0 million of distributions paid.
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
During the six months ended June 30, 2022, we did not deliver capital call notices to investors.
During the six months ended June 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
June 14, 2021	June 25, 2021	25,571,599	$425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		41,627,569	$675.0

Distributions
The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022	March 31, 2022	May 13, 2022	$0.24
________________
(1)Expected to be paid from sources other than ordinary income, including undistributed long-term capital gains.

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022:

	June 30, 2022
Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

	June 30, 2021
Date Declared	Record Date	Payment Date	Shares
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$656,526	$383,474	$646,261
SPV Asset Facility I	450,000	290,000	17,149	285,949
SPV Asset Facility II	300,000	175,000	76,846	172,574
June 2025 Notes	210,000	210,000	—	206,520
December 2025 Notes	650,000	650,000	—	655,440
June 2026 Notes	375,000	375,000	—	369,236
January 2027 Notes	300,000	300,000	—	293,278
CLO 2020-1	200,000	200,000	—	197,152
Total Debt	$3,525,000	$2,856,526	$477,469	$2,826,410
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $10.3 million, $4.1 million, $2.4 million, $3.5 million, -$5.4 million, $5.8 million, $6.7 million and $2.8 million, respectively.

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
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $11.4 million, $4.3 million, $2.7 million, $4.0 million, -$6.7 million, $6.4 million, $7.2 million, and $2.7 million, respectively.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$27,308	$20,253	$52,823	$38,195
Amortization of debt issuance costs	1,407	2,094	2,970	4,109
Total Interest Expense	$28,715	$22,347	$55,793	$42,304
Average interest rate	4.0%	3.7%	3.9%	4.0%
Average daily borrowings	$2,690,461	$2,161,379	$2,719,091	$1,906,304

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2022 (unaudited)	$656.5	$2,143.8	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
June 30, 2022 (unaudited)	$290.0	$2,143.8	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
June 30, 2022 (unaudited)	$175.0	$2,143.8	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
June 30, 2022 (unaudited)	$210.0	$2,143.8	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
June 30, 2022 (unaudited)	$650.0	$2,143.8	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
June 30, 2022 (unaudited)	$375.0	$2,143.8	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
June 30, 2022 (unaudited)	$300.0	$2,143.8	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
June 30, 2022 (unaudited)	$200.0	$2,143.8	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.

(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in 2021.
Credit Facilities
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
Unsecured Notes
June 2025 Notes
On June 12, 2020, we issued $210 million aggregate principal amount of 6.75% notes due 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities

Act. The June 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
Acquia Inc.	First lien senior secured revolving loan	10,375	11,789
Alpine-22	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
Aquiline Capital Partners	First lien senior secured multi-draw term loan	7,929	—
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,773	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	2,525	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	3,231	6,923
Centrify Corporation	First lien senior secured revolving loan	4,081	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	762	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Forescout Technologies, Inc.	First lien senior secured loan	27,408	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	3,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	6,788	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,508	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	1,753	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250

Portfolio Company	Investment	June 30, 2022	December 31, 2021
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4,600	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	2,333	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	718	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	22,500	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$439,635	$390,771
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2022, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	656.5	—	—	656.5	—
SPV Asset Facility I	290.0	—	—	—	290.0
SPV Asset Facility II	175.0	—	—	175.0	—
June 2025 Notes	210.0	—	—	210.0	—
December 2025 Notes	650.0	—	—	650.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,856.5	$—	$—	$2,366.5	$490.0

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on an order for exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investment for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments
On August 2, 2022, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 30, 2022 payable on or before November 15, 2022.

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
As of June 30, 2022, 100% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$149.5	$39.6	$109.9
Up 200 basis points	$99.7	$26.4	$73.3
Up 100 basis points	$49.8	$13.2	$36.6
Up 50 basis points	$24.9	$6.6	$18.3
Down 50 basis points	$(24.9)	$(6.6)	$(18.3)
Down 100 basis points	$(49.8)	$(13.2)	$(36.6)
________________
(1)Excludes the impact of income-based fees. See Note 3 of our consolidated financial statements for more information on income-based fees.
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has increased in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., and monetary policy has tightened in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
On May 13, 2022, pursuant to our dividend reinvestment plan, we issued 710,724 shares of our common stock, at a price of $17.24 per share, to stockholders of record as of March 31, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
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

Owl Rock Technology Finance Corp.

Date: August 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: August 10, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer