Form 10-Q
period 2022-09-30
Owl Rock Technology Finance Corp.
filed 2022-11-10
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 10, 2022, the registrant had 202,010,949 shares of common stock, $0.01 par value per share, outstanding.

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
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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

•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022; and
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of 6,051,371 and $5,583,078, respectively)	$5,987,048	$5,794,488
Non-controlled, affiliated investments (amortized cost of 203,418 and $253,043, respectively)	203,899	269,370
Controlled, affiliated investments (amortized cost of 75,231 and $75,231, respectively)	66,509	75,000
Total investments at fair value (amortized cost of $6,330,020 and $5,911,352, respectively)	6,257,456	6,138,858
Cash	41,484	107,025
Interest receivable	36,114	43,013
Dividend income receivable	3,887	930
Prepaid expenses and other assets	2,167	1,849
Total Assets	$6,341,108	$6,291,675
Liabilities
Debt (net of unamortized debt issuance costs of $28,670 and $32,023, respectively)	$2,824,610	$2,643,751
Management fee payable	13,646	13,353
Distribution payable	56,999	31,653
Incentive fee payable	17,874	37,731
Payables to affiliates	2,177	2,527
Payable for investments purchased	259	11,372
Accrued expenses and other liabilities	38,220	19,138
Total Liabilities	$2,953,785	$2,759,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 202,010,949 and 200,099,575 shares issued and outstanding, respectively	$2,020	$2,001
Additional paid-in-capital	3,209,405	3,176,992
Accumulated undistributed (overdistributed) earnings	175,898	353,157
Total Net Assets	$3,387,323	$3,532,150
Total Liabilities and Net Assets	$6,341,108	$6,291,675
Net Asset Value Per Share	$16.77	$17.65
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$93,912	$68,355	$252,961	$213,923
Payment-in-kind interest income	26,673	9,274	65,144	25,245
Dividend income	5,169	—	14,314	29
Other income	2,263	1,455	4,266	2,610
Total investment income from non-controlled, non-affiliated investments	128,017	79,084	336,685	241,807
Investment income from non-controlled, affiliated investments:
Dividend income	2,508	6,749	8,785	9,415
Total investment income from non-controlled, affiliated investments	2,508	6,749	8,785	9,415
Total Investment Income	130,525	85,833	345,470	251,222
Expenses
Interest expense	$34,888	$25,020	$90,681	$67,324
Management fees	13,646	12,194	41,524	33,492
Incentive fees	17,044	27,081	3,740	50,751
Professional fees	1,766	2,487	5,346	5,837
Directors' fees	276	244	824	753
Other general and administrative	1,020	1,695	3,213	3,450
Total Expenses	68,640	68,721	145,328	161,607
Net Investment Income (Loss) Before Taxes	61,885	17,112	200,142	89,615
Excise tax expense	2,083	426	7,530	3,753
Net Investment Income (Loss) After Taxes	59,802	16,686	192,612	85,862
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$72,517	$215,389	$(234,444)	$299,755
Non-controlled, affiliated investments	5,750	4,130	(15,846)	13,635
Controlled, affiliated investments	15,490	—	(8,491)	—
Translation of assets and liabilities in foreign currencies	(608)	(309)	(881)	(1,264)
Total Net Change in Unrealized Gain (Loss)	93,149	219,210	(259,662)	312,126
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(39)	$7,854	$4,194	$57,828
Non-controlled, affiliated investments	—	—	36,871	—
Foreign currency transactions	482	(21)	439	943
Total Net Realized Gain (Loss)	443	7,833	41,504	58,771
Total Net Realized and Change in Unrealized Gain (Loss)	$93,592	$227,043	$(218,158)	$370,897
Net Increase (Decrease) in Net Assets Resulting from Operations	$153,394	$243,729	$(25,546)	$456,759
Earnings (Loss) Per Share - Basic and Diluted	$0.76	$1.69	$(0.13)	$3.73
Weighted Average Shares Outstanding - Basic and Diluted	201,647,113	144,239,069	201,001,321	122,446,549
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(7)(15)	Second lien senior secured loan	L + 7.75%	2/1/2029	84,946	83,856	80,112	2.4%
ManTech International Corporation(6)(10)(15)	First lien senior secured loan	SR + 5.75%	9/14/2029	6,770	6,635	6,635	0.2%
ManTech International Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	9/16/2024	—	(16)	(16)	—%
ManTech International Corporation(6)(10)(15)(16)	First lien senior secured revolving loan	SR + 5.75%	9/14/2028	135	117	117	—%
				91,851	90,592	86,848	2.6%
Application Software
Apptio, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.00%	1/10/2025	59,901	59,231	59,901	1.8%
Apptio, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	1,308	1,283	1,308	—%
Anaplan, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.50%	6/21/2029	49,219	48,742	49,096	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(34)	(9)	—%
Fullsteam Operations, LLC(6)(8)(15)(16)(18)	First lien senior secured multi-draw term loan	L + 8.78% (incl. 5.78% PIK)	5/13/2024	3,142	2,988	3,052	0.1%
Armstrong Bidco Limited(6)(13)(15)(25)	First lien senior secured loan	S + 5.75%	6/28/2029	5,932	6,380	5,843	0.2%
Armstrong Bidco Limited(6)(13)(15)(16)(18)(25)	First lien senior secured delayed draw term loan	S + 5.75%	6/30/2025	1,020	1,096	1,004	—%
Certify, Inc.(6)(7)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,800	56,753	1.7%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	562	559	—%
CivicPlus, LLC(6)(7)(15)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	65,336	64,754	65,173	1.9%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(40)	(12)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(6)(10)(15)	Unsecured notes	SR + 11.75% PIK	6/9/2034	31,016	30,108	30,395	0.9%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR + 5.75%	2/24/2028	12,686	12,456	12,369	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	2/26/2024	—	(14)	(23)	—%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(14)	(19)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diamondback Acquisition, Inc. (dba Sphera)(6)(7)(15)	First lien senior secured loan	L + 5.50%	9/13/2028	77,629	76,265	76,852	2.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(173)	—	—%
Diligent Corporation(6)(9)	First lien senior secured loan	L + 6.17%	8/4/2025	24,943	24,596	24,693	0.7%
Diligent Corporation(6)(9)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	762	740	746	—%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	53,684	52,925	52,610	1.6%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(74)	(105)	—%
GovBrands Intermediate, Inc.(6)(8)(15)	First lien senior secured loan	L + 5.50%	8/4/2027	63,841	62,505	61,447	1.8%
GovBrands Intermediate, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,364	13,996	13,658	0.4%
GovBrands Intermediate, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	1,886	1,749	1,631	—%
Granicus, Inc.(6)(9)(15)	First lien senior secured loan	L + 6.50%	1/29/2027	29,511	28,972	28,774	0.8%
Granicus, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 6.50%	4/23/2023	3,357	3,288	3,240	0.1%
Granicus, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(46)	(65)	—%
Grayshift, LLC(6)(10)(15)	First lien senior secured loan	SR + 7.50%	7/6/2028	9,010	8,922	8,920	0.3%
Grayshift, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.50%	7/6/2028	—	(9)	(10)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(8)	First lien senior secured loan	L + 5.75%	5/25/2026	49,658	49,349	49,286	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(16)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	2,341	2,321	2,316	0.1%
MessageBird BidCo B.V.(6)(9)(15)(25)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,858	117,300	3.5%
Ministry Brands Holdings, LLC(6)(8)(15)	First lien senior secured loan	L + 5.50%	12/29/2028	7,642	7,502	7,432	0.2%
Ministry Brands Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(22)	(43)	—%
Ministry Brands Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(13)	(20)	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(12)(15)	First lien senior secured loan	SR + 5.50%	3/13/2028	10,252	10,063	10,021	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(31)	(38)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(8)(15)	First lien senior secured loan	L + 5.75%	4/22/2027	41,146	40,407	41,146	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(40)	—	—%
				797,195	785,348	785,181	23.2%
Banks
AxiomSL Group, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	12/3/2027	140,415	138,879	137,958	4.1%
AxiomSL Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	(18)	—%
AxiomSL Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(141)	(270)	—%
				140,415	138,729	137,670	4.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(8)(15)	First lien senior secured loan	L + 5.25%	11/8/2027	45,227	44,833	44,662	1.3%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(39)	(57)	—%
				45,227	44,794	44,605	1.3%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR + 6.25%	4/30/2027	821	805	811	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(1)	—	—%
				821	804	811	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)	Senior convertible note	N/A	11/16/2026	25,000	17,090	15,323	0.5%
				25,000	17,090	15,323	0.5%
Diversified Consumer Services
Litera Bidco LLC(6)(7)(15)	First lien senior secured loan	L + 5.89%	5/29/2026	153,811	152,386	153,403	4.5%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	5/29/2025	—	(49)	(41)	—%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	211,906	212,936	208,730	6.1%
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	125,435	124,066	124,808	3.7%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(130)	(56)	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L + 4.75%	4/30/2026	8,633	8,561	8,525	0.3%
				499,785	497,770	495,369	14.6%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	S + 7.50% PIK	8/28/2025	62,938	74,574	62,938	1.9%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E + 7.00% PIK	3/10/2027	7,187	8,039	7,187	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	S + 7.50% PIK	3/30/2026	113,536	138,297	112,117	3.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L + 5.75%	9/8/2025	16,989	16,858	16,734	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,335	3,281	3,264	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(12)	(17)	—%
Smarsh Inc.(6)(11)(15)	First lien senior secured loan	SR + 6.50%	2/16/2029	44,190	43,779	43,528	1.3%
Smarsh Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(50)	(55)	—%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(25)	(41)	—%
				248,175	284,741	245,655	7.3%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(25)	First lien senior secured loan	SR + 6.50%	7/1/2028	50,000	49,516	49,500	1.5%
				50,000	49,516	49,500	1.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(25)	First lien senior secured loan	L + 6.75%	5/13/2025	71,519	71,013	70,804	2.1%
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	2,000	1,975	1,954	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(8)(15)	First lien senior secured loan	L + 6.00%	5/14/2026	52,642	52,217	52,642	1.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(20)	—	—%
				126,161	125,185	125,400	3.8%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(15)	First lien senior secured loan	SR + 6.25% (incl. 2.75% PIK)	12/1/2028	23,546	23,069	23,056	0.7%
The NPD Group, L.P.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	12/1/2027	—	(29)	(31)	—%
				23,546	23,040	23,025	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L + 5.75%	8/23/2028	116,790	115,163	114,162	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(247)	(325)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(164)	(275)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured loan	S + 4.50%	4/28/2025	712	863	694	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured loan	S + 7.75%	4/27/2026	7,442	9,020	7,293	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR + 6.00%	10/30/2028	27,580	27,088	26,890	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	221	184	166	—%
Hyland Software, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,813	92,945	2.7%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR + 6.25%	12/1/2028	17,647	17,470	17,338	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR + 6.50%	8/21/2026	157,453	156,036	156,666	4.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(16)(25)	First lien senior secured revolving loan	SR + 6.50%	8/21/2026	3,978	3,934	3,947	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR + 7.00%	12/28/2026	85,657	85,159	84,800	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(19)	(39)	—%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	132,207	129,297	128,240	3.8%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(152)	(242)	—%
Inovalon Holdings, Inc.(6)(8)(15)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	67,283	66,092	65,937	1.9%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	First lien senior secured loan	SR + 4.50%	4/28/2025	14,600	14,378	14,235	0.4%
RL Datix Holdings (USA), Inc.(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR + 4.50%	4/28/2025	—	(35)	(50)	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(16)(18)(25)	Second lien senior secured loan	SR + 7.75%	4/27/2026	20,000	19,621	19,577	0.6%
				746,412	738,501	731,959	21.4%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(8)(15)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	79,898	79,506	79,898	2.4%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(28)	—	—%
				79,898	79,478	79,898	2.4%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR + 8.00% PIK	12/23/2026	72,644	72,027	72,644	2.1%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	12/23/2026	—	(126)	—	—%
				72,644	71,901	72,644	2.1%
Industrial Conglomerates
QAD, Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	11/5/2027	88,129	86,586	85,925	2.5%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(194)	(286)	—%
				88,129	86,392	85,639	2.5%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,627	8,125	0.2%
Integrity Marketing Acquisition, LLC(6)(9)(15)	First lien senior secured loan	L + 5.75%	8/27/2025	54,717	54,227	54,580	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(27)	(9)	—%
				65,550	64,827	62,696	1.8%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(15)(27)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	34,206	33,945	23,602	0.7%
				34,206	33,945	23,602	0.7%
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)(25)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,857	132,667	3.9%
Kaseya Inc.(6)(12)(15)	First lien senior secured loan	SR + 5.75%	6/25/2029	15,610	15,307	15,415	0.5%
Kaseya Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(9)	(2)	—%
Kaseya Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(18)	(12)	—%
Pluralsight, LLC(6)(7)(15)	First lien senior secured loan	L + 8.00%	4/6/2027	159,494	158,058	158,698	4.6%
Pluralsight, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(79)	(50)	—%
				308,437	305,116	306,716	9.0%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(3)(6)(8)(15)	First lien senior secured loan	L + 4.25%	9/5/2025	390	372	369	—%
Bracket Intermediate Holding Corp.(6)(8)(15)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,766	19,150	0.6%
				20,390	20,138	19,519	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,689	68,621	2.0%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Gerson Lehrman Group, Inc.(6)(9)(15)	First lien senior secured loan	L + 5.25%	12/12/2024	84,909	84,385	84,909	2.5%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(13)	—	—%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,703	17,466	0.5%
Proofpoint, Inc.(3)(6)(8)(15)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,753	52,734	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L + 5.75%	6/30/2028	131,955	130,831	129,316	3.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	8,080	8,000	7,774	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	2,700	2,638	2,543	0.1%
When I Work, Inc.(6)(8)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	31,116	30,854	30,494	0.9%
When I Work, Inc.(6)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(48)	(112)	—%
				403,295	399,792	393,745	11.6%
Real Estate Management & Development
REALPAGE, INC.(3)(6)(7)(15)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,824	50,563	1.5%
				52,500	51,824	50,563	1.5%
Systems Software
Acquia Inc.(6)(7)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	151,142	152,102	4.5%
Acquia Inc.(6)(9)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	4,810	4,749	4,810	0.1%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible note	3.00% PIK	9/30/2027	120,600	120,600	120,600	3.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	152,442	149,625	149,012	4.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(219)	(263)	—%
Centrify Corporation(6)(7)(15)	First lien senior secured loan	L + 6.00%	3/2/2028	79,502	77,874	77,514	2.3%
Centrify Corporation(6)(7)(15)(16)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	4,081	3,904	3,877	0.1%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	91,814	90,877	91,814	2.7%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L + 9.00% PIK	8/17/2026	28,004	27,744	27,864	0.8%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(151)	—	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	8/18/2025	—	(84)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(8)(15)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,919	18,500	0.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(7)(15)(25)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,987	148,889	4.4%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(442)	—	—%
Ivanti Software, Inc.(6)(8)	Second lien senior secured loan	L + 7.25%	12/1/2028	21,000	20,483	15,750	0.5%
Rubrik, Inc.(6)(12)(15)	First lien senior secured loan	SR + 6.50%	6/10/2027	6,282	6,163	6,219	0.2%
Rubrik, Inc.(6)(12)(15)(16)	First lien senior secured delayed draw term loan	SR + 7.00%	6/10/2027	131	131	124	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.25%	8/15/2029	45,640	44,688	44,677	1.3%
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.25%	8/15/2028	—	(85)	(92)	—%
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR + 6.50%	4/5/2028	19,774	19,589	19,725	0.6%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(33)	(9)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L + 6.00%	9/29/2028	172,092	170,569	169,082	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(108)	(226)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(10)(15)	First lien senior secured loan	SR + 7.00%	8/25/2028	2,381	2,334	2,333	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR + 7.00%	8/26/2024	6	6	5	—%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	8/25/2028	—	(2)	(2)	—%
				1,069,550	1,055,260	1,052,305	31.0%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(7)(15)	First lien senior secured loan	L + 7.50%	7/1/2026	112,500	110,338	110,531	3.3%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.50%	7/1/2026	—	(94)	(219)	—%
				112,500	110,244	110,312	3.3%
Total non-controlled/non-affiliated portfolio company debt investments				$5,101,687	$5,075,027	$4,998,985	147.5%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock	N/A	N/A	157,645	23,012	29,352	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock	N/A	N/A	8,425	4,011	5,898	0.2%
					27,023	35,250	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock	N/A	N/A	1,264,514	40,066	38,843	1.1%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock	N/A	N/A	2,000,000	20,027	19,640	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares	N/A	N/A	100,000	1,000	1,717	0.1%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock	10.50% PIK	N/A	15,000	17,119	16,587	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock	N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest	N/A	N/A	2,280,564	2,281	2,281	0.1%
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants	N/A	N/A	191,530	1,174	194	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	11,502	0.3%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest	N/A	N/A	3,643,669	3,646	3,644	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock	N/A	N/A	4,421,347	25,008	54,016	1.6%
					127,338	156,733	4.6%
Capital Markets
Robinhood Markets, Inc.(2)(25)(26)	Common Stock	N/A	N/A	2,416,000	64,326	24,402	0.7%
					64,326	24,402	0.7%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)(28)	Series A Preferred Units	8.25%	N/A	—	70	69	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,834	0.1%
					2,911	2,903	0.1%
Consumer Finance
Remitly Global, Inc.(2)(26)	Common Stock	N/A	N/A	2,772,231	20,008	30,827	0.9%
					20,008	30,827	0.9%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest	N/A	N/A	15,000	15,153	17,946	0.5%
					15,153	17,946	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	—	—	—	—%
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	76,000	76	76	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,012	5,000	0.1%
					5,088	5,076	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,270	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock	10.75% PIK	N/A	50,000	52,488	47,688	1.4%
WP Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units	N/A	N/A	1,250,000	1,250	1,250	—%
					55,004	50,208	1.4%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants	N/A	N/A	5,762,612	36,254	35,118	1.0%
Toast, Inc.(2)(26)	Common Stock	N/A	N/A	322,578	6,398	5,394	0.2%
VEPF Torreys Aggregator, LLC(15)(19)(28)	Series A Preferred Stock	6.00% PIK	N/A	25,000	26,143	24,438	0.7%
					68,795	64,950	1.9%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	43,844	1.3%
Klaviyo, Inc.(19)(26)	Common Stock	N/A	N/A	1,198,270	40,018	40,000	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	40,370	1.2%
					132,539	124,214	3.7%
IT Services
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	10,021	0.3%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	3,316	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	39,002	1.2%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(28)	Perpetual Preferred Stock	11.75% PIK	N/A	7,312,500	7,317	7,388	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	19,076	0.6%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(2)(25)(26)	Common Stock	N/A	N/A	1,500,000	15,009	6,120	0.2%
WMC Bidco, Inc. (dba West Monroe)(15)(19)(28)	Senior Preferred Stock	11.25% PIK	N/A	57,231	61,865	59,127	1.7%
					166,251	144,050	4.3%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	6,305	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)(28)	Series A Preferred Stock	10.50% PIK	N/A	28,000	29,475	27,182	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	7,536	0.2%
					44,332	41,023	1.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock	N/A	N/A	43,478	11,318	9,460	0.3%
					11,318	9,460	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,280	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,889	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	12,480	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	42,223	1.2%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	12,368	0.4%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,435	—%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	—	2,380	0.1%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,567	1,572	1,567	—%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	56,058	1.7%
Exabeam, Inc.(15)(19)(26)	Common Stock	N/A	N/A	1,289,034	35,745	35,221	1.0%
Halo Parent Newco, LLC(19)(28)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,455	5,201	0.2%
Project Hotel California Co-Invest Fund, L.P. (15)(19)(25)(26)	LP Interest	N/A	N/A	2,684,708	2,687	2,685	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,349	0.5%
Illumio, Inc.(19)(26)	Common Stock	N/A	N/A	358,365	2,432	1,818	0.1%
Picard Holdco, LLC(15)(19)(28)	LLC Interest	12.00% PIK	N/A	12,358,209	11,987	11,987	0.4%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock	N/A	N/A	2,525,571	20,004	20,000	0.6%
					231,633	280,505	8.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock	N/A	N/A	216,953	3,000	479	—%
Blend Labs, Inc.(15)(19)(26)	Warrants	N/A	N/A	299,216	1,625	37	—%
					4,625	516	—%
Total non-controlled/non-affiliated portfolio company equity investments					$976,344	$988,063	29.2%
Total non-controlled/non-affiliated portfolio company investments					$6,051,371	$5,987,048	176.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Systems Software
Help HP SCF Investor, LP(19)(23)(26)	LP Interest	N/A	N/A	59,333	59,379	65,477	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	27,836	0.8%
					89,384	93,313	2.7%
Insurance
Chapford SMA Partnership, L.P.(15)(16)(19)(23)(25)(26)	LP Interest	N/A	N/A	2,400,000	2,296	2,296	0.1%
					2,296	2,296	0.1%
Internet & Direct Marketing Retail
Signifyd Inc.(19)(23)(28)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	111,738	108,290	3.2%
					111,738	108,290	3.2%
Total non-controlled/affiliated portfolio company equity investments					$203,418	$203,899	6.0%
Total non-controlled/affiliated portfolio company investments					$203,418	$203,899	6.0%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,231	66,509	2.0%
					75,231	66,509	2.0%
Total controlled/affiliated portfolio company equity investments					$75,231	$66,509	2.0%
Total controlled/affiliated portfolio company investments					$75,231	$66,509	2.0%
Total Investments					$6,330,020	$6,257,456	184.7%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of September 30, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $45.4 million based on a tax cost basis of $6.3 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $180.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $135.1 million.
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
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(13)The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $1,159.9 million or 34.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Chapford SMA Partnership, L.P.	LP Interest	July 18, 2022
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, LLC	LLC Interest	September 29, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 29, 2022
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
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
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the nine months ended September 30, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2022	Other Income	Interest Income
Help SP SCF Investor, LP	$61,268	$—	$—	$4,209	$—	$—	$65,477	$—	$—
Chapford SMA Parternship, L.P.	—	2,296	—	—	—	—	2,296	—	—
Signifyd Inc.	106,938	4,800	—	(3,448)	—	—	108,290	—	—
Split Software, Inc.	30,000	—	—	(2,164)	—	—	27,836	—	—
UserZoom Technologies, Inc.	71,164	1,476	(95,068)	(14,443)	36,871	—	—	—	—
Total	$269,370	$8,572	$(95,068)	$(15,846)	$36,871	$—	$203,899	$—	$—
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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended September 30, 2022 were as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2022	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$75,000	$—	$—	$(8,491)	$—	$—	$66,509	$—	$—
Total	$75,000	$—	$—	$(8,491)	$—	$—	$66,509	$—	$—
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
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 23.9% of total assets as calculated in accordance with the regulatory requirements.
(26)Non-income producing investment.
(27)Loan was on non-accrual status as of September 30, 2022.
(28)Contains a fixed-rate structure.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(4)(5)(13)	Second lien senior secured loan	L + 7.75%	2/1/2029	87,500	86,282	87,063	2.5%
				87,500	86,282	87,063	2.5%
Application Software
Apptio, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.25%	1/10/2025	59,901	59,034	59,901	1.7%
Apptio, Inc.(4)(8)(13)(15)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	1,308	1,275	1,308	—%
Certify, Inc.(4)(5)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,680	57,039	1.6%
Certify, Inc.(4)(5)(15)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	558	570	—%
CivicPlus, LLC(4)(7)(13)	First lien senior secured loan	L + 6.00%	8/24/2027	35,200	34,865	34,848	1.0%
CivicPlus, LLC(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—%
CivicPlus, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(31)	(33)	—%
Diamondback Acquisition, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	9/13/2028	101,893	99,926	99,855	2.8%
Diamondback Acquisition, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(195)	(204)	—%
Diligent Corporation(4)(7)	First lien senior secured loan	L + 6.16%	8/4/2025	22,594	22,209	22,367	0.6%
Diligent Corporation(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.25%	2/4/2022	982	900	936	—%
Diligent Corporation(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	—	(27)	(15)	—%
Gainsight, Inc.(4)(5)(13)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	30,569	30,074	30,110	0.9%
Gainsight, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(85)	(79)	—%
GovBrands Intermediate, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.50%	8/4/2027	64,325	62,807	62,717	1.8%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
GovBrands Intermediate, Inc.(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,509	14,083	14,063	0.4%
GovBrands Intermediate, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(158)	(170)	—%
Granicus, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.50%	1/29/2027	29,736	29,115	29,215	0.8%
Granicus, Inc.(4)(7)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	3,382	3,301	3,307	0.1%
Granicus, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(54)	(46)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	50,040	49,675	49,790	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(4)(7)(15)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	1,588	1,564	1,572	—%
MessageBird BidCo B.V.(4)(8)(13)(22)	First lien senior secured loan	L + 6.75%	4/29/2027	120,000	117,581	117,600	3.2%
Ministry Brands Holdings, LLC(4)(7)(13)	First lien senior secured loan	L + 5.50%	12/29/2028	7,680	7,527	7,526	0.2%
Ministry Brands Holdings, LLC(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(25)	(24)	—%
Ministry Brands Holdings, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(15)	(15)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(7)(13)	First lien senior secured loan	L + 5.75%	4/22/2027	41,458	40,614	40,629	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(48)	(50)	—%
				642,774	631,150	632,717	17.7%
Banks
AxiomSL Group, Inc.(4)(7)(13)	First lien senior secured loan	L + 6.00%	12/3/2027	141,481	139,752	140,420	4.0%
AxiomSL Group, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(11)	—	—%
AxiomSL Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(174)	(116)	—%
				141,481	139,567	140,304	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/8/2027	45,455	45,011	45,000	1.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(44)	(45)	—%
				45,455	44,967	44,955	1.3%
Commercial Services & Supplies
Dude Solutions Holdings, Inc.(4)(5)	First lien senior secured loan	L + 6.25%	6/13/2025	83,722	82,289	83,302	2.4%
Dude Solutions Holdings, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.25%	6/13/2025	—	(90)	(35)	—%
				83,722	82,199	83,267	2.4%
Industrial Conglomerates
QAD, Inc.(4)(6)(13)	First lien senior secured loan	L + 6.00%	11/5/2027	88,571	86,838	86,800	2.5%
QAD, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(223)	(229)	—%
				88,571	86,615	86,571	2.5%
Construction & Engineering
Dodge Data & Analytics LLC(4)(8)(13)	First lien senior secured loan	L + 7.50%	4/14/2026	49,751	48,873	51,243	1.5%
Dodge Data & Analytics LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(49)	—	—%
				49,751	48,824	51,243	1.5%
Diversified Consumer Services
Litera Bidco LLC(4)(5)(13)	First lien senior secured loan	L + 5.87%	5/29/2026	156,693	155,102	156,694	4.4%
Litera Bidco LLC(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	2,873	2,793	2,873	0.1%
Litera Bidco LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(63)	—	—%
Muine Gall, LLC(4)(8)(13)(20)(22)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	204,167	204,450	204,167	5.8%
Relativity ODA LLC(4)(5)(13)	First lien senior secured loan	L + 7.50%	5/12/2027	118,531	116,985	117,049	3.3%
Relativity ODA LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(151)	(141)	—%
Transact Holdings Inc.(4)(5)(13)	First lien senior secured loan	L + 4.75%	4/30/2026	8,798	8,710	8,696	0.2%
				491,062	487,826	489,338	13.8%
Diversified Financial Services
Hg Genesis 8 Sumoco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	8/28/2025	73,596	71,875	73,596	2.1%
Hg Saturn Luchaco Limited(4)(9)(13)(22)	Unsecured facility	S + 7.50% PIK	3/30/2026	126,817	128,378	125,548	3.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)	First lien senior secured loan	L + 5.75%	9/8/2025	17,118	16,957	17,007	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(5)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,360	3,293	3,338	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(16)	(7)	—%
Smarsh Inc.(4)(5)	First lien senior secured loan	L + 8.25%	11/20/2025	31,950	31,429	31,710	0.9%
				252,841	251,916	251,192	7.2%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(4)(7)(13)(22)	First lien senior secured loan	L + 6.75%	5/13/2025	72,070	71,433	70,989	2.0%
3ES Innovation Inc. (dba Aucerna)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(32)	(69)	—%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(7)(13)	First lien senior secured loan	L + 6.00%	5/14/2026	53,049	52,545	53,049	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(26)	—	—%
				125,119	123,920	123,969	3.5%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/23/2028	117,672	115,873	115,790	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(278)	(137)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(196)	(196)	—%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	First lien senior secured loan	G + 4.50%	4/28/2025	863	860	848	—%
Datix Bidco Limited (dba RLDatix)(4)(12)(13)(22)	Second lien senior secured loan	G + 7.75%	4/27/2026	9,030	8,992	8,872	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(7)(13)	First lien senior secured loan	L + 6.00%	10/30/2028	24,103	23,631	23,621	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	—	(36)	(37)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(43)	(44)	—%
Hyland Software, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,806	95,440	2.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(22)	First lien senior secured loan	L + 6.25%	8/21/2026	154,245	152,689	153,859	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(4)(7)(13)(15)(22)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	3,978	3,925	3,962	0.1%
Interoperability Bidco, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.75%	6/25/2026	94,087	93,271	94,087	2.7%
Interoperability Bidco, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(31)	—	—%
Inovalon Holdings, Inc.(4)(7)(13)	First lien senior secured loan	L + 5.75%	11/24/2028	129,485	126,287	126,248	3.6%
Inovalon Holdings, Inc.(4)(13)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(170)	(173)	—%
Inovalon Holdings, Inc.(4)(7)(13)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	61,681	60,452	60,447	1.7%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,821	9,825	0.3%
RL Datix Holdings (USA), Inc.(4)(8)(13)(22)	Second lien senior secured loan	L + 8.50%	4/27/2026	20,000	19,589	19,650	0.6%
VVC Holdings Corp. (dba Athenahealth, Inc.)(4)(7)(13)(14)	First lien senior secured loan	L + 4.25%	2/11/2026	19,546	19,297	19,527	0.5%
				739,532	728,739	731,589	20.9%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(4)(8)(13)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	78,972	78,487	78,972	2.2%
MINDBODY, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(37)	—	—%
				78,972	78,450	78,972	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)	First lien senior secured loan	L + 7.00%	12/23/2026	62,500	61,962	62,188	1.8%
BCTO BSI Buyer, Inc. (dba Buildertrend)(4)(7)(13)(15)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	4,225	4,163	4,188	0.1%
				66,725	66,125	66,376	1.9%
Insurance
Asurion, LLC(4)(5)(13)(14)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,603	10,860	0.3%
Integrity Marketing Acquisition, LLC(4)(8)(13)	First lien senior secured loan	L + 5.75%	8/27/2025	55,138	54,526	55,138	1.6%
Integrity Marketing Acquisition, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(34)	—	—%
				65,971	65,095	65,998	1.9%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(4)(8)(13)	First lien senior secured loan	L + 8.75% (3.00% PIK)	3/31/2027	33,689	33,689	32,004	0.9%
				33,689	33,689	32,004	0.9%
IT Services
Kaseya Inc.(4)(7)	First lien senior secured loan	L + 6.50% (incl. 1.00% PIK)	5/2/2025	47,694	47,126	47,695	1.3%
Kaseya Inc.(4)(7)(15)(17)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 1.00% PIK)	9/8/2023	1,470	1,414	1,470	—%
Kaseya Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.50%	5/2/2025	—	(27)	—	—%
BCPE Nucleon (DE) SPV, LP(4)(8)(13)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,631	132,667	3.8%
Pluralsight, LLC(4)(8)(13)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	157,999	157,900	4.5%
Pluralsight, LLC(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(88)	(100)	—%
				341,992	338,055	339,632	9.6%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(4)(7)(13)	First lien senior secured loan	L + 4.25%	9/5/2025	393	371	392	—%
Bracket Intermediate Holding Corp.(4)(7)(13)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,730	19,900	0.6%
				20,393	20,101	20,292	0.6%
Professional Services
Cornerstone OnDemand, Inc.(4)(8)(13)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,611	70,592	2.0%
Gerson Lehrman Group, Inc.(4)(8)(13)	First lien senior secured loan	L + 5.25%	12/12/2024	104,964	104,132	104,964	3.0%
Gerson Lehrman Group, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(18)	—	—%
Motus Group, LLC(4)(7)(13)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,690	17,689	0.5%
Proofpoint, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,733	54,725	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(6)(13)	First lien senior secured loan	L + 5.75%	6/30/2028	132,957	131,701	131,960	3.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(72)	(59)	—%
When I Work, Inc.(4)(7)	First lien senior secured loan	L + 6.00%	11/2/2027	29,895	29,603	29,596	0.8%
When I Work, Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(55)	(56)	—%
				412,351	408,325	409,411	11.5%
Real Estate Management & Development
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(8)(13)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	37,385	37,200	35,702	1.0%
Imperial Parking Canada(4)(10)(13)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	7,768	7,421	7,419	0.2%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(4)(5)(13)(15)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	3,052	3,051	2,847	0.1%
REALPAGE, Inc.(4)(5)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,768	53,104	1.5%
				100,705	99,440	99,072	2.8%
Systems Software
Acquia Inc.(4)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	150,943	152,102	4.3%
Acquia Inc.(4)(15)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	—	(75)	—	—%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(7)(13)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	140,323	137,251	137,166	3.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(13)(15)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(252)	(263)	—%
Barracuda Networks, Inc.(4)(7)(13)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,433	7,500	0.2%
Centrify Corporation(4)(7)(13)	First lien senior secured loan	L + 5.75%	3/2/2028	80,107	78,287	78,504	2.2%
Centrify Corporation(4)(13)(15)(16)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(207)	(163)	—%
Circle Internet Services, Inc.(4)(7)	First lien senior secured loan	L + 8.00%	5/22/2023	25,000	24,943	25,250	0.7%
Forescout Technologies, Inc.(4)(7)(13)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	85,450	84,372	85,450	2.4%
Forescout Technologies, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(106)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(4)(8)(13)	Second lien senior secured loan	L + 7.25%	12/1/2028	20,000	19,912	20,000	0.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(8)(13)(22)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	145,484	148,889	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(536)	—	—%
Ivanti Software, Inc.(4)(7)	Second lien senior secured loan	L + 8.50%	12/1/2028	21,000	20,437	20,895	0.6%
Tahoe Finco, LLC(4)(7)(13)(22)	First lien senior secured loan	L + 6.00%	9/29/2028	172,093	170,420	170,028	4.8%
Tahoe Finco, LLC(4)(13)(15)(16)(22)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(124)	(155)	—%
				852,464	838,182	845,203	23.9%
Thrifts & Mortgage Finance
Blend Labs, Inc.(4)(8)(13)	First lien senior secured loan	L + 7.50%	6/30/2026	112,500	109,980	110,250	3.1%
Blend Labs, Inc.(4)(13)(15)(16)	First lien senior secured revolving loan	L + 7.50%	6/30/2026	—	(112)	(250)	—%
				112,500	109,868	110,000	3.1%
Total non-controlled/non-affiliated portfolio company debt investments				4,833,570	4,769,335	4,789,168	135.7%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(18)(24)	Class A Common Stock	N/A	N/A	29,074	14,005	16,281	0.5%
Space Exploration Technologies Corp.(13)(18)(24)	Class C Common Stock	N/A	N/A	8,425	4,011	4,718	0.1%
					18,016	20,999	0.6%
Application Software
Alpha Partners Technology Merger Corp(14)(22)(24)	Common Stock	N/A	N/A	2,000,000	20,027	19,561	0.6%
Alpha Partners Technology Merger Corp(22)(24)	Sponsor Shares	N/A	N/A	100,000	1,000	2,562	0.1%
EShares, Inc. (dba Carta)(18)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	7,532	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(18)	Preferred Stock	10.50% PIK	N/A	15,000	15,403	15,407	0.4%
MessageBird BidCo B.V.(13)(18)(22)(24)	Warrants	N/A	N/A	191,530	1,174	1,174	—%
Nylas, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	15,000	0.4%
Saturn Ultimate, Inc.(13)(18)(24)	Common Stock	N/A	N/A	4,421,347	25,001	55,806	1.6%
					79,622	117,042	3.3%
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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
					137,763	138,778	3.9%
Professional Services
Arctic Wolf Networks, Inc.(18)(24)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.8%
BCTO WIW Holdings, Inc.(13)(18)(24)	Class A Common Stock	N/A	N/A	70,000	7,000	7,000	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(18)	Series A Preferred Stock	10.50% PIK	N/A	28,000	27,928	27,913	0.8%
Thunder Topco L.P. (dba Vector Solutions)(13)(18)(24)	Common Units	N/A	N/A	7,857,410	7,857	9,272	0.3%
					67,821	73,749	2.1%
Road & Rail
Bolt Technology OÜ(18)(22)(24)	Preferred Equity	N/A	N/A	11,304	11,304	11,372	0.3%
					11,304	11,372	0.3%
Systems Software
Algolia, Inc.(18)(24)	Series C Preferred Stock	N/A	N/A	970,281	10,000	25,376	0.7%
Algolia, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	136,776	4,000	4,000	0.1%
Brooklyn Lender Co-Invest 2, L.P.(13)(18)(24)	Common Units	N/A	N/A	12,692,160	12,692	12,692	0.4%
Circle Internet Services, Inc.(18)(24)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	44,402	1.3%
Circle Internet Services, Inc.(18)(24)	Series E Preferred Stock	N/A	N/A	821,806	6,917	13,069	0.4%
Circle Internet Services, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,500	—%
Circle Internet Services, Inc.(18)(24)	Warrants	N/A	N/A	244,580	—	2,515	0.1%
Exabeam, Inc.(13)(18)(24)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	59,923	1.7%
Exabeam, Inc.(13)(18)(24)	Common Stock	N/A	N/A	1,289,034	35,745	35,745	1.0%
Halo Parent Newco, LLC(18)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,015	5,013	0.1%
Illumio, Inc.(18)(24)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	16,679	0.5%
Illumio, Inc.(18)(24)	Common Stock	N/A	N/A	358,365	2,432	2,407	0.1%
					169,907	223,321	6.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(14)(18)(24)	Common Stock	N/A	N/A	216,953	3,000	1,545	—%
Blend Labs, Inc.(13)(18)(24)	Warrants	N/A	N/A	299,216	1,625	633	—%
					4,625	2,178	—%

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

Owl Rock Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$59,802	$16,686	$192,612	$85,862
Net change in unrealized gain (loss)	93,149	219,210	(259,662)	312,126
Realized gain (loss)	443	7,833	41,504	58,771
Net Increase (Decrease) in Net Assets Resulting from Operations	153,394	243,729	(25,546)	456,759
Distributions
Distributions declared from earnings	(56,999)	(29,264)	(151,713)	(91,304)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(56,999)	(29,264)	(151,713)	(91,304)
Capital Share Transactions
Issuance of common shares	—	499,978	—	1,174,970
Reinvestment of distributions	12,117	8,689	32,432	21,640
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	12,117	508,667	32,432	1,196,610
Total Increase/(Decrease) in Net Assets	108,512	723,132	(144,827)	1,562,065
Net Assets, at beginning of period	3,278,811	2,335,812	3,532,150	1,496,879
Net Assets, at end of period	$3,387,323	$3,058,944	$3,387,323	$3,058,944
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(25,546)	$456,759
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(921,922)	(3,062,226)
Proceeds from investments and investment repayments, net	643,171	1,164,284
Net amortization/accretion of premium/discount on investments	(15,177)	(18,682)
Net change in unrealized (gain) loss on investments	258,781	(313,390)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	881	1,238
Net realized (gain) loss on investments	(41,065)	(57,863)
Net realized (gain) loss on foreign currency transactions relating to investments	236	(6)
Paid-in-kind interest	(63,371)	(25,079)
Paid-in-kind dividend	(20,479)	(3,637)
Amortization of debt issuance costs	4,685	6,580
Amortization of offering costs	—	201
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	10,871	(7,249)
(Increase) decrease in dividend income receivable	(2,957)	(5,778)
(Increase) decrease in paid-in-kind interest receivable	(3,972)	1,378
(Increase) decrease in prepaid expenses and other assets	(318)	(1,562)
Increase (decrease) in management fee payable	293	2,859
Increase (decrease) in incentive fee payable	(19,857)	38,976
Increase (decrease) in payables to affiliates	(350)	340
Increase (decrease) in payable for investments purchased	(11,113)	—
Increase (decrease) in accrued expenses and other liabilities	19,082	21,554
Net cash used in operating activities	(188,127)	(1,801,303)
Cash Flows from Financing Activities
Borrowings on debt	1,043,707	3,091,557
Payments on debt	(825,854)	(1,828,000)
Debt issuance costs	(1,332)	(15,358)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	1,155,629
Offering costs paid	—	(74)
Distributions paid	(93,935)	(61,507)
Net cash provided by financing activities	122,586	2,342,247
Net increase (decrease) in cash	(65,541)	540,944
Cash, beginning of period	107,025	82,236
Cash, end of period	$41,484	$623,180

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental and Non-Cash Information
Interest paid during the period	$68,339	$42,047
Distributions declared during the period	151,713	91,304
Reinvestment of distributions during the period	32,432	21,640
Distribution payable	56,999	29,264
Subscription receivable	—	19,341
Taxes, including excise tax, paid during the period	3,900	324
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization or accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $34.4 million and $88.2 million, representing 26.3% and 25.5% of investment income, respectively. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $16.0 million and $34.7 million, representing 18.7% and 13.8% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $0.6 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $2.0 million and $2.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.2 million and $2.5 million, respectively.
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
For the three months ended September 30, 2022 and 2021, management fees were $13.6 million and $12.2 million, respectively. For the nine months ended September 30, 2022 and 2021, management fees were $41.5 million and $33.5 million, respectively.
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
For the three months ended September 30, 2022 and 2021, the Company incurred incentive fees of $7.7 million and $4.4 million, respectively, based on net investment income. For the nine months ended September 30, 2022 and 2021, the Company incurred incentive fees of $19.7 million and $13.7 million, respectively, based on net investment income.
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
For the three months ended September 30, 2022, the Company incurred performance-based incentive fees based on capital gains of $9.4 million, of which $9.4 million was related to unrealized gains. For the nine months ended September 30, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $15.9 million.
For the three months ended September 30, 2021, the Company incurred performance-based incentive fees based on capital gains of $22.7 million, of which $22.1 million were related to unrealized gains. For the nine months ended September 30, 2021, the Company incurred performance-based incentive fees based on capital gains of $37.1 million, of which $31.9 million were related to unrealized gains.
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
In addition, we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company.
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
Controlled/Affiliated Portfolio Companies
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
The Company has made investment in controlled, affiliated companies and non-controlled, affiliated companies, including Chapford SMA. Chapford SMA is a portfolio company created to invest in life settlement assets. The Company has made a $5.2 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Chapford SMA.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,129,683	$4,116,314	$4,026,044	$4,043,287
Second-lien senior secured debt investments	556,636	534,111	543,038	546,737
Unsecured debt investments	388,708	348,560	200,253	199,144
Preferred equity investments	802,594	829,538	716,554	801,732
Common equity investments	452,399	428,933	425,463	547,958
Total Investments	$6,330,020	$6,257,456	$5,911,352	$6,138,858
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	2.0%	1.8%
Application Software	15.0	13.4
Banks	2.2	2.3
Building Products	0.7	0.7
Capital Markets	0.4	0.7
Commercial Services & Supplies	—	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.7	0.9
Diversified Consumer Services	8.2	8.7
Diversified Financial Services	5.1	5.4
Electrical Equipment	0.8	—
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	—
Health Care Technology	12.5	11.9
Hotels, Restaurants & Leisure	2.3	3.3
Household Durables	1.2	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.0	1.1
Internet & Direct Marketing Retail	4.1	4.5
IT Services	7.2	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	6.9	7.9
Real Estate Management & Development	0.8	1.6
Road & Rail	0.2	0.2
Systems Software	22.8	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
United States:
Midwest	17.8%	15.3%
Northeast	16.5	17.0
South	21.2	22.5
West	28.3	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	2.9	3.2
Israel	2.4	2.4
Netherlands	4.6	4.7
United Kingdom	1.8	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$369	$4,115,945	$4,116,314
Second-lien senior secured debt investments	—	191,534	342,577	534,111
Unsecured debt investments	—	15,323	333,237	348,560
Preferred equity investments	—	—	829,538	829,538
Common equity investments	96,883	17,946	314,104	428,933
Total Investments at fair value	$96,883	$225,172	$5,935,401	$6,257,456

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$19,527	$4,023,760	$4,043,287
Second-lien senior secured debt investments	—	10,860	535,877	546,737
Unsecured debt investments	—	—	199,144	199,144
Preferred equity investments	—	—	801,732	801,732
Common equity investments	80,413	46,966	420,579	547,958
Total Investments at fair value	$80,413	$77,353	$5,981,092	$6,138,858

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2022 and September 30, 2021:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,077,989	$396,789	$224,783	$764,588	$270,679	$5,734,828
Purchases of investments, net	200,560	—	120,600	32,004	6,629	359,793
Payment-in-kind	14,104	930	5,008	4,571	—	24,613
Proceeds from investments, net	(199,656)	(5,651)	(3,043)	—	—	(208,350)
Net change in unrealized gain (loss)	18,281	103	(13,979)	28,288	36,796	69,489
Net realized gains (losses)	42	—	(253)	—	—	(211)
Net amortization/accretion of premium/discount on investments	4,625	150	121	87	—	4,983
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	(49,744)	—	—	—	(49,744)
Fair value, end of period	$4,115,945	$342,577	$333,237	$829,538	$314,104	$5,935,401
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2022 and September 30, 2021:

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	559,897	31,424	161,665	128,395	24,088	905,469
Payment-in-kind	45,088	5,602	12,681	20,479	—	83,850
Proceeds from investments, net	(495,247)	(21,477)	(3,043)	(101,297)	—	(621,064)
Net change in unrealized gain (loss)	(30,371)	(14,330)	(37,270)	(58,233)	(64,715)	(204,919)
Net realized gains (losses)	136	—	(253)	41,011	—	40,894
Net amortization/accretion of premium/discount on investments	13,074	373	313	292	—	14,052
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	(392)	(194,892)	—	—	(68,689)	(263,973)
Fair value, end of period	$4,115,945	$342,577	$333,237	$829,538	$314,104	$5,935,401
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022 and September 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$16,781	$(20,293)
Second-lien senior secured debt investments	147	2,756
Unsecured debt investments	(13,980)	(8,462)
Preferred equity investments	28,288	69,294
Common equity investments	36,796	168,347
Total Investments	$68,032	$211,642

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$9,905	$17,630
Second-lien senior secured debt investments	(14,265)	3,894
Unsecured debt investments	(37,272)	(5,753)
Preferred equity investments	(43,289)	130,356
Common equity investments	(73,558)	177,142
Total Investments	$(158,479)	$323,269

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,957,251	Yield Analysis	Market Yield	10.2%-15.2% (11.5%)	Decrease
	135,092	Recent Transaction	Transaction Price	97.9%-99.0% (98.4%)	Increase
	23,602	Collateral Analysis	Recovery Rate	69.0%-69.0% (69.0%)	Increase
Second-lien senior secured debt investments	$342,577	Yield Analysis	Market Yield	11.8%-18.3% (14.0%)	Decrease
Unsecured debt investments	$212,637	Yield Analysis	Market Yield	10.2%-17.0% (12.9%)	Decrease
	120,600	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$187,611	Yield Analysis	Market Yield	12.0%-17.8% (14.6%)	Decrease
	539,394	Market Approach	Revenue Multiple	6.0x-51.0x (20.2x)	Increase
	65,546	Market Approach	EBITDA Multiple	11.5x-16.3x (16.3x)	Increase
	5,000	Market Approach	Transaction Price	$34.97-$34.97 ($34.97)	Increase
	31,987	Recent Transaction	Transaction Price	97.0%-100.0% (98.9%)	Increase
Common equity investments	$222,274	Market Approach	Revenue Multiple	7.6x-33.0x (20.9x)	Increase
	10,370	Market Approach	EBITDA Multiple	11.5x-24.3x (20.8x)	Increase
	37,770	Market Approach	Transaction Price	$1.00-$70.00 ($65.40)	Increase
	36,872	Market Approach	Discount to Trade Price	$0.13-$3.73 ($0.44)	Decrease
	194	Market Approach	Gross Profit Multiple	10.0x-10.0x (10.0x)	Increase
	6,624	Recent Transaction	Transaction Price	95.7%-100.0% (98.5%)	Increase

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,378,478	Yield Analysis	Market Yield	5.3%-11.6% (8.6%)	Decrease
	645,282	Recent Transaction	Transaction Price	97.5%-99.6% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$217,710	Yield Analysis	Market Yield	7.9%-10.5% (9.2%)	Decrease
	169,623	Recent Transaction	Transaction Price	98.0%-99.5% (98.5%)	Increase
Unsecured debt investments	$199,144	Yield Analysis	Market Yield	7.2%-9.4% (8.6%)	Decrease
Preferred equity investments	$233,002	Market Approach	Revenue Multiple	8.0x-22.5x (12.6x)	Increase
	82,194	Market Approach	EBITDA Multiple	9.3x-24.0x (17.6x)	Increase
	352,050	Market Approach	Transaction Price	$2.43-$2,178.99 ($276.91)	Increase
	134,486	Recent Transaction	Transaction Price	$5.99-$1,002.52 ($853.58)	Increase
Common equity investments	$42,232	Market Approach	Revenue Multiple	30.0x (30.0x)	Increase
	9,272	Market Approach	EBITDA Multiple	24.0x (24.0x)	Increase
	134,151	Market Approach	Transaction Price	$6.72-609.78 ($436.08)	Increase
	158,252	Market Approach	Discount to Trade Price	$0.68-19.28 ($7.05)	Decrease
	1,174	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	75,498	Recent Transaction	Transaction Price	$1.00-$100.00 ($18.77)	Increase
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	428,647	428,647	639,327	639,327
SPV Asset Facility I	446,092	446,092	285,705	285,705
SPV Asset Facility II	227,712	227,712	(2,680)	(2,680)
June 2025 Notes	206,789	201,600	206,003	235,725
December 2025 Notes	654,996	585,000	656,708	692,250
June 2026 Notes	369,577	325,313	368,572	386,250
January 2027 Notes	293,556	240,000	292,799	294,000
CLO 2020-1	197,241	197,241	197,317	197,317
Total Debt	$2,824,610	$2,651,605	$2,643,751	$2,727,894
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $9.6 million, $3.9 million, $2.3 million, $3.2 million, -$5.0 million, $5.4 million, $6.4 million and $2.8 million, respectively.
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
Financial Instruments Not Carried at Fair Value
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 218% and 231% as of September 30, 2022 and December 31, 2021, respectively.
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$438,280	$601,720	$428,647
SPV Asset Facility I	450,000	450,000	—	446,092
SPV Asset Facility II	300,000	230,000	10,186	227,712
June 2025 Notes	210,000	210,000	—	206,789
December 2025 Notes	650,000	650,000	—	654,996
June 2026 Notes	375,000	375,000	—	369,577
January 2027 Notes	300,000	300,000	—	293,556
CLO 2020-1	200,000	200,000	—	197,241
Total Debt	$3,525,000	$2,853,280	$611,906	$2,824,610

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $9.6 million, $3.9 million, $2.3 million, $3.2 million, -$5.0 million, $5.4 million, $6.4 million and $2.8 million, respectively.

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
For the three and nine months ended September 30, 2022 and September 30, 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$33,173	$22,549	$85,996	$60,744
Amortization of debt issuance costs	1,715	2,471	4,685	6,580
Total Interest Expense	$34,888	$25,020	$90,681	$67,324
Average interest rate	4.8%	3.6%	4.2%	3.8%
Average daily borrowings	$2,720,864	$2,433,815	$2,719,688	$2,084,073
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
The availability period under the Revolving Credit Facility will terminate on September 22, 2025 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 22, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to the consolidated assets of the Company and its subsidiary guarantors (including

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
certain limitations on the contribution of equity in financing subsidiaries as specified therein) to their secured indebtedness, measured at the last day of each fiscal quarter.
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), the Company completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the Company’s consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,500	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
Acquia Inc.	First lien senior secured revolving loan	6,979	11,789
Anaplan, Inc.	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	6,862	—
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	1,860	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	—	6,923
Centrify Corporation	First lien senior secured revolving loan	4,081	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
Chapford SMA Partnership, L.P.	LP Interest	2,800	—
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	762	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	4,903	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
Grayshift, LLC	First lien senior secured revolving loan	968	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,003	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	—
ManTech International Corporation	First lien senior secured revolving loan	725	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	2,333	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	587	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	27	—
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	—
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$416,402	$390,771
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management was not aware of any pending or threatened litigation.
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
During the nine months ended September 30, 2022, the Company did not deliver capital call notices to investors.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022	March 31, 2022	May 13, 2022	$0.24
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including undistributed long-term capital gains.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$153,394	$243,729	$(25,546)	$456,759
Weighted average shares of common stock outstanding—basic and diluted	201,647,113	144,239,069	201,001,321	122,446,549
Earnings (loss) per common share-basic and diluted	$0.76	$1.69	$(0.13)	$3.73
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
For the three months ended September 30, 2022 and 2021, the Company accrued U.S. federal excise tax of $2.1 million and $0.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company accrued U.S. federal excise tax of $7.5 million and $3.8 million, respectively.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$17.65	$14.88
Net investment income (loss)(1)	0.96	0.70
Net realized and unrealized gain (loss)	(1.09)	2.98
Total from operations	(0.13)	3.68
Distributions declared from net investment income(2)	(0.75)	(0.65)
Total increase (decrease) in net assets	(0.88)	3.03
Net asset value, end of period	$16.77	$17.91
Shares outstanding, end of period	202,010,949	170,804,165
Total Return(3)	(0.7)%	25.2%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	6.0%	10.2%
Ratio of net investment income to average net assets(4)	7.5%	5.3%
Net assets, end of period	$3,387,323	$3,058,944
Weighted-average shares outstanding	201,001,321	122,446,549
Total capital commitments, end of period	$3,134,815	$3,135,009
Ratio of total contributed capital to total committed capital, end of period	100.0%	83.1%
Portfolio turnover rate	9.1%	26.0%
Year of formation	2018	2018
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
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on December 31, 2022, payable on or before January 31, 2023.

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
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2022, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II, and ORDA, the "Owl Rock Advisers"). As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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
In addition, we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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

Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2022, our Adviser or its affiliates have originated $69.4 billion aggregate principal amount of investments across multiple industries, of which $65.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average investment size in each of our portfolio companies was approximately $55.9 million based on fair value. As of September 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.2% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $558 million, weighted average annual EBITDA of $125 million and weighted average enterprise value of $3.8 billion. As of September 30, 2022, investments we classify as growth capital represented 25.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $191 million and a weighted average enterprise value of $5.0 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 65.7% first lien senior secured debt investments (of which 79.4% we consider to be unitranche debt investments (including “last out” portions of such loans)), 8.5% second lien senior secured debt investments, 5.6% unsecured debt investments, 13.3% preferred equity investments and 6.9% common equity investments.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.6% and 8.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.2% and 10.2%, respectively.
As of September 30, 2022, we had investments in 112 portfolio companies with an aggregate fair value of $6.3 billion. As of September 30, 2022, we had net leverage of 0.83x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
We have also begun to invest in specialty financing portfolio companies, including Amergin and Chapford SMA. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the effect of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$333,536	$1,403,125
Less: Sell downs	—	(39,523)
Total new investment commitments	$333,536	$1,363,602
Principal amount of investments funded:
First-lien senior secured debt investments	$152,928	$815,722
Second-lien senior secured debt investments	—	64,319
Unsecured debt investments	120,600	—
Preferred equity investments	20,000	141,488
Common equity investments	19,010	150,389
Total principal amount of investments funded	$312,538	$1,171,918
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(143,532)	$(322,573)
Second-lien senior secured debt investments	(5,651)	(2,500)
Unsecured debt investments	(3,000)	—
Preferred equity investments	—	—
Common equity investments	—	(5,793)
Total principal amount of investments sold or repaid	$(152,183)	$(330,866)
Number of new investment commitments in new portfolio companies(1)	11	16
Average new investment commitment amount	$31,189	$64,920
Weighted average term for new debt investment commitments (in years)	5.8	5.8
Percentage of new debt investment commitments at floating rates	57.9%	100.0%
Percentage of new debt investment commitments at fixed rates	42.1%	0.0%
Weighted average interest rate of new debt investment commitments(2)(3)	7.1%	6.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.5%	6.2%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.

As of September 30, 2022 and 2021, our investments consisted of the following:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,129,683	$4,116,314	(1)	$4,026,044	$4,043,287	(1)
Second-lien senior secured debt investments	556,636	534,111		543,038	546,737
Unsecured debt investments	388,708	348,560		200,253	199,144
Preferred equity investments	802,594	829,538		716,554	801,732
Common equity investments	452,399	428,933		425,463	547,958
Total Investments	$6,330,020	$6,257,456		$5,911,352	$6,138,858
________________
(1)79.4% and 73.0% of which we consider unitranche loans as of September 30, 2022 and December 31, 2021, respectively.
We use GICS for classifying the industry groupings of our portfolio companies. The industry composition based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	2.0%	1.8%
Application Software	15.0	13.4
Banks	2.2	2.3
Building Products	0.7	0.7
Capital Markets	0.4	0.7
Commercial Services & Supplies	—	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.7	0.9
Diversified Consumer Services	8.2	8.7
Diversified Financial Services	5.1	5.4
Electrical Equipment	0.8	—
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	—
Health Care Technology	12.5	11.9
Hotels, Restaurants & Leisure	2.3	3.3
Household Durables	1.2	1.1
Industrial Conglomerates	1.4	1.4
Insurance	1.0	1.1
Internet & Direct Marketing Retail	4.1	4.5
IT Services	7.2	7.8
Life Sciences Tools & Services	0.3	0.3
Professional Services	6.9	7.9
Real Estate Management & Development	0.8	1.6
Road & Rail	0.2	0.2
Systems Software	22.8	18.9
Thrifts & Mortgage Finance	1.8	1.8
Total	100.0%	100.0%

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States:
Midwest	17.8%	15.3%
Northeast	16.5	17.0
South	21.2	22.5
West	28.3	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	2.9	3.2
Israel	2.4	2.4
Netherlands	4.6	4.7
United Kingdom	1.8	1.9
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of portfolio	8.6%	6.6%
Weighted average total yield of debt and income producing securities	10.2%	8.0%
Weighted average interest rate of debt securities	9.4%	7.6%
Weighted average spread over base rate of all floating rate investments	6.8%	6.7%
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$756,489	12.1%	$666,384	10.9%
2	5,235,106	83.6	5,440,470	88.6
3	242,259	3.9	32,004	0.5
4	23,602	0.4	—	—
5	—	—	—	—
Total	$6,257,456	100.0%	$6,138,858	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,041,082	99.3%	$4,769,335	100.0%
Non-accrual	33,945	0.7	—	—
Total	$5,075,027	100.0%	$4,769,335	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin is a portfolio company created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $5.0 million equity commitment to Amergin AssetCo on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin.
Chapford SMA
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Total Investment Income	$130.5	$85.8	$345.4	$251.2
Less: Expenses	68.6	68.7	145.3	161.6
Net Investment Income (Loss) Before Taxes	$61.9	$17.1	$200.1	$89.6
Less: Income taxes, including excise taxes	2.1	0.4	7.5	3.7
Net Investment Income (Loss) After Taxes	$59.8	$16.7	$192.6	$85.9
Net change in unrealized gain (loss)	93.2	219.2	(259.7)	312.1
Net realized gain (loss)	0.4	7.8	41.5	58.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$153.4	$243.7	$(25.6)	$456.8
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest income from investments	$93.9	$68.4	$253.0	$213.9
PIK interest income	26.7	9.3	65.1	25.2
Dividend income	7.7	6.7	23.1	9.5
Other income	2.2	1.4	4.3	2.6
Total investment income	$130.5	$85.8	$345.5	$251.2
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months ended September 30, 2022 and 2021
Investment income increased to $130.5 million for the three months ended September 30, 2022 from $85.8 million for the three months ended September 30, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $4.1 billion as of September 30, 2021, to $5.1 billion as of September 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $3.7 million to $3.3 million for the three months ended September 30, 2021 and 2022, respectively. For the three months ended September 30, 2021 and 2022, there were one-time prepayment fees of approximately $0.5 million and $1.4 million, respectively. PIK interest and PIK dividend income increased from approximately 18.7% of investment income for the three months ended September 30, 2021, to approximately 26.3% of investment income for the three months ended September 30, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. PIK dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the nine months ended September 30, 2022 and 2021
Investment income increased to $345.5 million for the nine months ended September 30, 2022 from $251.2 million for the nine months ended September 30, 2021 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $4.1 billion as of September 30, 2021, to $5.1 billion as of September 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $41.8 million to $9.0 million for the nine months ended September 30, 2021 and 2022, respectively. For the nine months ended September 30, 2021 and 2022, there were one-time prepayment fees of approximately $31.3 million and $4.0 million, respectively. PIK interest and PIK dividend income increased from approximately 13.8% of investment income for the nine months ended September 30, 2021, to approximately 25.5% of investment income for the nine months ended September 30, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. PIK dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.

Expenses
Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Interest expense	$34.9	$25.0	$90.7	$67.3
Management fees	13.6	12.2	41.5	33.5
Incentive fees	17.0	27.1	3.7	50.8
Professional fees	1.8	2.5	5.4	5.8
Directors' fees	0.3	0.2	0.8	0.8
Other general and administrative	1.0	1.7	3.2	3.5
Total operating expenses	$68.6	$68.7	$145.3	$161.7
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2022 and 2021
Total expenses decreased to $68.6 million for the three months ended September 30, 2022 from $68.7 million for the three months ended September 30, 2021 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $2.4 billion period over period, as well as an increase in the average interest rate to 4.8% from 3.6% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio that occurred between September 30, 2021 and September 30, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the nine months ended September 30, 2022 and 2021
Total expenses decreased to $145.3 million for the nine months ended September 30, 2022 from $161.7 million for the nine months ended September 30, 2021 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $2.1 billion period over period, as well as an increase in the average interest rate to 4.2% from 3.8% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio that occurred between September 30, 2021 and September 30, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended September 30, 2022 and 2021, we accrued U.S. federal excise tax of $2.1 million and $0.4 million, respectively. For the nine months ended September 30, 2022 and 2021, we accrued U.S. federal excise tax of $7.5 million and $3.8 million, respectively.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net change in unrealized gains (losses) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$93.8	$219.5	$(258.8)	$313.4
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.6)	(0.3)	(0.9)	(1.3)
Net change in unrealized gain (loss)	$93.2	$219.2	$(259.7)	$312.1
For the Three Months ended September 30, 2022 and 2021
For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 98.0%, as compared to 97.4% as of June 30, 2022. The primary driver of our portfolio's unrealized gain was due to current market conditions and credit improvements. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$16.5
Revolut Ribbit Holdings, LLC	15.5
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(10.9)
Remitly Global, Inc.	9.6
Linked Store Cayman Ltd. (dba Nuvemshop)	7.4
Cornerstone OnDemand, Inc.	5.0
Walker Edison Furniture Company LLC	(4.9)
Robinhood Markets, Inc.	4.5
Help HP SCF Investor, LP	3.9
Kajabi Holdings, LLC	3.7
Remaining Companies	43.5
Total	$93.8
For the three months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2021. As of September 30, 2021, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.5% as of June 30, 2021. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2021 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$137.1
Remitly Global, Inc.	59.5
Robinhood Markets, Inc.	17.6
Poshmark, Inc.	(8.9)
Arctic Wolf Networks, Inc.	4.6
UserZoom Technologies, Inc.	4.1
MINDBODY, Inc.	2.8
Ginkgo Bioworks Holdings, Inc.	2.7
Hg Saturn Luchaco Limited	(2.3)
REALPAGE, INC.	1.8
Remaining Companies	0.5
Total	$219.5

For the Nine Months ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 98.0%, as compared to 99.1% as of December 31, 2021. The primary driver of our portfolio's unrealized loss was due to current market conditions. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$(61.1)
Remitly Global, Inc.	(22.6)
Robinhood Markets, Inc.	(18.5)
UserZoom Technologies, Inc.	(14.4)
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(12.8)
Kajabi Holdings, LLC	(11.1)
Walker Edison Furniture Company LLC	(8.7)
E2Open Parent Holdings, Inc.	(8.6)
Revolut Ribbit Holdings, LLC	(8.5)
SLA Eclipse Co-Invest, L.P.	(7.9)
Remaining Companies	(84.6)
Total	$(258.8)
For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. As of September 30, 2021 and December 31, 2020 the fair value of our debt investments as a percentage of principal were 99.2% and 99.2%, respectively. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2021 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$131.6
Remitly Global, Inc.	68.9
Robinhood Markets, Inc.	31.3
Circle Internet Services, Inc.	25.2
Algolia, Inc.	12.5
UserZoom Technologies, Inc.	8.8
SLA Eclipse Co-Invest, L.P.	8.5
MINDBODY, Inc.	5.2
SalesLoft, Inc.	5.1
Arctic Wolf Networks, Inc.	4.6
Remaining Companies	11.7
Total	$313.4
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net realized gain (loss) on investments	$—	$7.8	$41.1	$57.8
Net realized gain (loss) on foreign currency transactions	0.4	—	0.4	1.0
Net realized gain (loss)	$0.4	$7.8	$41.5	$58.8
Realized Gross Internal Rate of Return
Since we began investing in 2018 through September 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.4% (based on total capital invested of $1.9 billion and total proceeds from these exited investments of $2.2 billion). Approximately sixty-nine percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 218% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2022, taken together with our available debt capacity of $611.9 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2022, we had $611.9 million available under our credit facilities.
As of September 30, 2022, we had $41.5 million in cash. During the period ended September 30, 2022, we used $188.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $921.9 million, partially offset by sales of portfolio investments of $643.2 million, and other operating activities of $90.6 million. Lastly, cash provided by financing activities was $122.6 million during the period, which was the result of proceeds from borrowings on our credit facilities, net of debt issuance costs, of $216.5 million, net of $93.9 million of distributions paid.
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

During the nine months ended September 30, 2022, we did not deliver capital call notices to investors.
During the nine months ended September 30, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
September 15, 2021	September 28, 2021	27,202,175	$500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		68,829,744	$1,175.0

Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022	March 31, 2022	May 13, 2022	$0.24
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including undistributed long-term capital gains.
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022:

	September 30, 2022
Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

	September 30, 2021
Date Declared	Record Date	Payment Date	Shares
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$438,280	$601,720	$428,647
SPV Asset Facility I	450,000	450,000	—	446,092
SPV Asset Facility II	300,000	230,000	10,186	227,712
June 2025 Notes	210,000	210,000	—	206,789
December 2025 Notes	650,000	650,000	—	654,996
June 2026 Notes	375,000	375,000	—	369,577
January 2027 Notes	300,000	300,000	—	293,556
CLO 2020-1	200,000	200,000	—	197,241
Total Debt	$3,525,000	$2,853,280	$611,906	$2,824,610
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $9.6 million, $3.9 million, $2.3 million, $3.2 million, -$5.0 million, $5.4 million, $6.4 million and $2.8 million, respectively.

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
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$33,173	$22,549	$85,996	$60,744
Amortization of debt issuance costs	1,715	2,471	4,685	6,580
Total Interest Expense	$34,888	$25,020	$90,681	$67,324
Average interest rate	4.8%	3.6%	4.2%	3.8%
Average daily borrowings	$2,720,864	$2,433,815	$2,719,688	$2,084,073

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2022 (unaudited)	$438.3	$2,176.9	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
September 30, 2022 (unaudited)	$450.0	$2,176.9	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
September 30, 2022 (unaudited)	$230.0	$2,176.9	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
September 30, 2022 (unaudited)	$210.0	$2,176.9	—	$1,029.5
December 31, 2021	$210.0	$2,309.9	—	$1,144.3
December 31, 2020	$210.0	$1,905.6	—	$1,060.6
December 2025 Notes
September 30, 2022 (unaudited)	$650.0	$2,176.9	—	$972.1
December 31, 2021	$650.0	$2,309.9	—	$1,083.8
December 31, 2020	$400.0	$1,905.6	—	$1,012.1
June 2026 Notes
September 30, 2022 (unaudited)	$375.0	$2,176.9	—	$938.2
December 31, 2021	$375.0	$2,309.9	—	$1,043.0
December 31, 2020	$375.0	$1,905.6	—	$999.6
January 2027 Notes
September 30, 2022 (unaudited)	$300.0	$2,176.9	—	$885.0
December 31, 2021	$300.0	$2,309.9	—	$992.8
CLO 2020-1
September 30, 2022 (unaudited)	$200.0	$2,176.9	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
(4)Not applicable, except for with respect to the June 2025 Notes, December 2025 Notes, June 2026 Notes and January 2027 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the June 2025 Notes, December 2025 Notes, June 2026 Notes and January 2027 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.
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
The availability period under the Revolving Credit Facility will terminate on September 22, 2025 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 22, 2026 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The agreement requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior indebtedness of no less than 1.50 to 1.0, measured at the last day of any fiscal quarter and a minimum asset coverage ratio of no less than 2.00 to 1.00 with respect to the consolidated assets of the Company and its subsidiary guarantors (including certain limitations on the contribution of equity in financing subsidiaries as specified therein) to their secured indebtedness, measured at the last day of each fiscal quarter.
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on August 12, 2030 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
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
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,500	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
Acquia Inc.	First lien senior secured revolving loan	6,979	11,789
Anaplan, Inc.	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,962	1,962
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	6,862	—
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	1,860	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	3,275
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	—	6,923
Centrify Corporation	First lien senior secured revolving loan	4,081	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
Chapford SMA Partnership, L.P.	LP Interest	2,800	—
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	762	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	4,903	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	2,218	2,218
Granicus, Inc.	First lien senior secured revolving loan	2,615	2,615
Grayshift, LLC	First lien senior secured revolving loan	968	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	1,003	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	2,142	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,913	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	—
ManTech International Corporation	First lien senior secured revolving loan	725	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	737

Portfolio Company	Investment	September 30, 2022	December 31, 2021
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,749	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Pluralsight, LLC	First lien senior secured revolving loan	10,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	2,000	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	2,333	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	587	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	11,048	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	27	—
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	—
The NPD Group, L.P.	First lien senior secured revolving loan	1,510	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Total Unfunded Portfolio Company Commitments		$416,402	$390,771
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	438.3	—	—	438.3	—
SPV Asset Facility I	450.0	—	—	—	450.0
SPV Asset Facility II	230.0	—	—	230.0	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	—	650.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$2,853.3	$—	$210.0	$1,993.3	$650.0
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
We invest in Chapford SMA, a non-controlled affiliated investment, as defined in the 1940 Act. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
Financial and Derivative Instruments
Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a"limited derivatives user" and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4's August 2022 compliance date, and complies with the recordkeeping requirements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on December 31, 2022 payable on or before January 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
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
As of September 30, 2022, 97.3% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$148.7	$39.5	$109.2
Up 200 basis points	$99.1	$26.4	$72.7
Up 100 basis points	$49.6	$13.2	$36.4
Up 50 basis points	$24.8	$6.6	$18.2
Down 50 basis points	$(24.8)	$(6.6)	$(18.2)
Down 100 basis points	$(49.6)	$(13.2)	$(36.4)
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
On August 15, 2022, pursuant to our dividend reinvestment plan, we issued 743,845 shares of our common stock, at a price of $16.29 per share, to stockholders of record as of June 30, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
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

Owl Rock Technology Finance Corp.

Date: November 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: November 10, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer