Form 10-K
period 2022-12-31
Owl Rock Technology Finance Corp.
filed 2023-03-08
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 000-55977
___________________________________________________________________________________________________________________
OWL ROCK TECHNOLOGY FINANCE CORP.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________________________________________________________________

Maryland	83-1273258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
___________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of common stock held by non-affiliates as of June 30, 2022 has not been provided because there is no established market for the registrant's shares of common stock.
As of March 8, 2023, the registrant had 202,882,309 shares of common stock, $0.01 par value per share, outstanding.

i

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
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;

•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Owl Rock Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2022, our Adviser or its affiliates have originated $72.8 billion aggregate principal amount of investments across multiple industries, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. We expect to leverage Blue Owl's, and, in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We anticipate that generally any equity related securities we hold will be minority positions. Our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
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
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
As of December 31, 2022, based on fair value, our portfolio consisted of 66.0% first lien senior secured debt investments, 8.4% second lien senior secured debt investments, 5.6% unsecured debt investments, 13.0% preferred equity investments and 7.0% common equity investments. As of December 31, 2022, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2022 we had investments in 118 portfolio companies with an aggregate fair value of $6.4 billion. As of December 31, 2022, our portfolio was invested across 27 different industries. The largest industries in our portfolio as of December 31, 2022 were Systems Software and Application Software, which represented, as a percentage of our portfolio, 22.5% and 16.0%, respectively, based on fair value. We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors.
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
As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $54.3 million based on fair value. As of December 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.5% of our total portfolio based on fair value. As of December 31, 2022, investments we classify as growth capital represented 25.3% of our total portfolio based on fair value. As of December 31, 2022, investments we classify as traditional financings had a weighted average annual EBITDA of $127 million. As of December 31, 2022, investments we classify as growth capital had a weighted average enterprise value of $7.5 billion.
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2022, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods in the sole discretion of the board of directors (the "Board"), the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a subscription line revolving credit facility (the “Subscription Credit Facility”), a senior secured revolving credit agreement (the “Revolving Credit Agreement”) and two special purpose asset credit facilities (the "SPV Asset Facility I" and the "SPV Asset Facility II") and in the future we may enter into additional credit facilities. The special purpose asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit facility to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in June 2025, December 2025, June 2026 and January 2027 (the "June 2025 Notes", "December 2025 Notes", "June 2026 Notes" and "January 2027 Notes", respectively) and may issue additional unsecured notes in the future. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transaction ("CLO I") and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
The Adviser and Administrator — Owl Rock Technology Advisors LLC
Owl Rock Technology Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser serves as our Administrator pursuant to an amended and restated administration agreement between us and the Advisor (the "Administration Agreement"). See "— Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC (“ORTA II”), and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA, and ORTA II the “Owl Rock Advisers”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Blue Owl’s products are generally structured as BDCs, real estate investment trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management ("AUM"). The Owl Rock Advisers focus on direct lending to middle-market companies primarily in the United States through a mix of BDCs, long-dated private funds and other vehicles across the following investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.
	The diversified lending strategy is primarily offered through four BDCs: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), and Owl Rock Core Income Corp. (“ORCIC”).	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management.
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.
	The technology lending strategy is primarily offered through three BDCs: the Company, Owl Rock Technology Income Corp. (“ORTIC”) and Owl Rock Technology Finance Corp. II ("ORTF II") and together with the Company, ORCC, ORCC II, ORCC III, ORTIC and ORCIC, the “Owl Rock BDCs”.	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management.
We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.
The Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.
In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to ORCA and certain of its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors — Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us."
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors — Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
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
Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.

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
Additionally, our dedicated industry focus is supported by a team with a track record of success investing in technology businesses. The Adviser’s network of deep industry relationships creates a substantial information advantage that informs and augments its due diligence process. This unique positioning should further drive entrenchment with sponsors as the Adviser will typically be viewed as a value-added partner during the diligence and investment lifecycle of our businesses.
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the space to be underserved and we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have over 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, the Adviser opened an office on the West Coast to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes 100 investment professionals (over 30 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities (of which approximately $500 billion were technology-related) and have sourced potential investment opportunities from more than 680 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Defensive, Income-Orientated Investment Philosophy. The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of our portfolio companies.
In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Investment Selection
The Adviser expects to apply rigorous and established investment selection and underwriting criteria. Although not exhaustive, the Adviser expects that our investments will typically have many of the following attributes:
•Mission critical solutions: solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;
•Market leadership positions: a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•Strong quality of revenue: revenue streams with high degrees of visibility (contracted or reoccurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•Strong customer retention: highly embedded software with meaningful switching costs;
•Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•Attractive Unit Economics: strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies. We seek to invest in companies with established business models, products and customers and that have demonstrated, or have a plan to achieve, sound financial performance which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We intend to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue, strong customer retention and a history of profitability. The Adviser does not intend to invest in start-up companies with speculative business plans.
Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base. We generally seek to invest in technology companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.
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
Financial Sponsorship. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview
Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection.

Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;
•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;
•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
Inclusion of Covenants. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring. The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry;
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview – Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. our first-lien debt may include stand-alone first-lien loans, "unitranche" loans (including "last our" portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2022, 76.1% of our first-lien debt was comprised of unitranche loans.
•Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the

“last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.
Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.
Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.
Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar and aviation assets.
•Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)("Fifth Season"), a portfolio company created to invest in life settlement assets.
•LSI Financing 1 DAC ("LSI Financing"), a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.
Investment Portfolio
As of December 31, 2022 and 2021 we had investments in 118 and 92 portfolio companies, respectively, with an aggregate fair value of $6.4 billion and $6.1 billion. Investments consisted of the following at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,252,574	$4,232,118	$4,026,044	$4,043,287
Second-lien senior secured debt investments	561,435	536,957	543,038	546,737
Unsecured debt investments	387,971	361,057	200,253	199,144
Preferred equity investments(1)	819,642	834,593	716,554	801,732
Common equity investments(2)	481,351	446,664	425,463	547,958
Total Investments	$6,502,973	$6,411,389	$5,911,352	$6,138,858
__________________
(1)Includes equity investment in LSI Financing. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing.
(2)Includes equity investment in Amergin AssetCo and Fifth Season. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding Amergin AssetCo and Fifth Season.
As of December 31, 2022 we had outstanding commitments to fund unfunded investments totaling $390.3 million.

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.8%
Application Software	16.0	13.4
Banks	2.1	2.3
Building Products	0.7	0.7
Capital Markets	0.3	0.7
Commercial Services & Supplies	—	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.7	0.9
Diversified Consumer Services	8.1	8.7
Diversified Financial Services	5.2	5.4
Electrical Equipment	0.8	—
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	—
Health Care Technology	12.4	11.9
Hotels, Restaurants & Leisure	2.4	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.3	1.4
Insurance(1)	1.4	1.1
Internet & Direct Marketing Retail	3.9	4.5
IT Services	7.0	7.8
Life Sciences Tools & Services	0.3	0.3
Pharmaceuticals(2)	0.1	—
Professional Services	6.7	7.9
Real Estate Management & Development	0.8	1.6
Road & Rail	0.2	0.2
Systems Software	22.5	18.9
Thrifts & Mortgage Finance	1.7	1.8
Total	100.0%	100.0%
__________________
(1)Includes equity investment in Fifth Season. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding Fifth Season.
(2)Includes equity investment in LSI Financing. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing.

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	15.3%
Northeast	16.7	17.0
South	20.8	22.5
West	28.6	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	3.0	3.2
Ireland	0.1	—
Israel	2.4	2.4
Netherlands	4.5	4.7
United Kingdom	1.9	1.9
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2022 and 2021 our asset coverage was 206% and 231%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

Debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$705,895	$334,105	$692,157
SPV Asset Facility I	450,000	450,000	—	445,280
SPV Asset Facility II	300,000	300,000	—	297,754
June 2025 Notes	210,000	210,000	—	207,051
December 2025 Notes	650,000	650,000	—	654,565
June 2026 Notes	375,000	375,000	—	369,914
January 2027 Notes	300,000	300,000	—	293,915
CLO 2020-1	200,000	200,000	—	197,339
Total Debt	$3,525,000	$3,190,895	$334,105	$3,157,975
__________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million and $2.7 million, respectively.

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
__________________
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
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4%

U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
On February 21, 2023, our Board declared a distribution of 90% of estimated first quarter investment company taxable income and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on March 31, 2023, payable on or before May 15, 2023.
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
__________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.
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
Competition
Our primary competitors in providing financing to middle market technology related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Term
The Investment Advisory Agreement became effective on May 18, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
The Management Fee is payable quarterly in arrears. Prior to an Exchange Listing the Management Fee is payable at an annual rate of 0.90% of:
(i)our average gross assets at the end of our two most recently completed calendar quarters, plus
(ii)the average of any remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters;
provided, however, that no Management Fee will be charged on the value of our gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act.
Following an Exchange Listing, the Management Fee is payable at an annual rate of:
(i)1.5% of our average gross assets that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears, and
(ii)1.00% of our average gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears.
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
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Initial Closing Date, and equals (i) prior to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to an Exchange Listing, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-

Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to an Exchange Listing, 10% on all pre- Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to an Exchange Listing, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to an Exchange Listing, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
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
Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs, which could include employees of the Adviser or its affiliates; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio companies. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and which have an investment objective similar to ours.

License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.
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
The Private Offering
We entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering. Each investor made a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors were required to make capital contributions to purchase shares of our common stock each time we delivered a drawdown notice. As of November 5, 2021, our Capital Commitments were fully drawn.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.

Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). On August 7, 2018, our Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;

(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any eligible portfolio company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirement, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a "limited derivatives user" and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 19f-4.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Finance Corp., Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022, or by calling Owl Rock Technology Finance Corp. at (212) 419-3000.
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

Item 1A. Risk Factors
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
We are subject to risks related to our business.
•We have a limited operating history.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

•We are subject to risks related to corporate social responsibility.
We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
We are subject to risks related to our investments.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
We are subject to risks related to an investment in our common stock.
•Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.

•The net asset value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”

In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
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
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
Risks Related to Our Business
We have a limited operating history.

We were formed on July 12, 2018 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and the value of your common stock could decline substantially.
The lack of liquidity in our investments may adversely affect our business.
We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.
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
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.9%	-14.1%	-4.2%	5.6%	15.5%
__________________
(1)Assumes, as of December 31, 2022, (i) $6.7 billion in total assets, (ii) $3.2 billion in outstanding indebtedness, (iii) $3.4 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 4.5%.
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
Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between June 2025 and December 2033. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Because we have received the approval of our sole initial shareholder, we are subject to 150% Asset Coverage.
The Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may borrow only $1 for investment purposes for every $1 of investor equity. Because our Adviser, as our sole initial shareholder, has approved this proposal, our asset coverage ratio applicable to senior securities is 150%.
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
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser. If our Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with our Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify.
Numerous factors increase our competitive risks, including, but not limited to:
•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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
Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”
We are not limited with respect to the portion of our assets that may be invested in a single issuer.
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
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities.

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
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
We rely on exemptive relief, which has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.
Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.
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
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “— We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indenture requires mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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
As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer. All of these factors may restrict our ability to sell our positions and may have a material adverse impact on us.
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
Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Specialty Financing Portfolio Companies." In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.
Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.
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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.
Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.
Our investments are concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
As of December 31, 2022, our investments in systems software and application software represented 22.5% and 16.0% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2022, our investments in health care technology represented 12.4% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
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
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
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
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.
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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
We are subject to certain risks as a result of our interest in the CLO Preferred Shares.
Under the terms of the loan sale agreement entered into in connection with our debt securitization transaction (the “CLO Transaction”) we sold and/or contributed to Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO Issuer”), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the CLO Closing Date, for the purchase price and other consideration set forth in the loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuer to file for bankruptcy) in the CLO Issuer and the CLO Issuer in turn owns 100% of the equity of Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the "CLO Co-Issuer"). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuer (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by the CLO Issuer is subject to certain conditions and restrictions under the CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.
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
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indenture, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.
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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising sea level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Related to an Investment in Our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and the terms of our charter. Shareholders generally may not sell, assign or transfer their shares without prior written consent of our Adviser, which our Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our common stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
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
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 500 million shares of common stock.Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flows from operations also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.
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
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.
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
Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.
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
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to our Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers, or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
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

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures
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
Distributions declared during the year ended December 31, 2022 of $210.8 million consisted of approximately $101.0 million of ordinary income and $109.8 million of long-term capital gains, as determined on a tax basis. Distributions declared during the year ended December 31, 2021 of $123.0 million consisted of approximately $121.1 million of ordinary income and $1.9 million of long-term capital gains, as determined on a tax basis.
Holders
As of March 8, 2023, there were approximately 7,600 holders of our common stock.
Distribution Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. On February 21, 2023, our Board declared a distribution of 90% of estimated first quarter taxable income and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on March 31, 2023, payable on or before May 15, 2023.
The following table summarizes dividends declared for the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
__________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	871,361
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2022, 2021, 2020, 2019 and 2018.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
(5)Facility was terminated in 2021.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are managed by Owl Rock Technology Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of December 31, 2022, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II, and ORDA, the "Owl Rock Advisers"). As of December 31, 2022, the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending LLC is intended to originate loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2022, our Adviser or its affiliates have originated $72.8 billion aggregate principal amount of investments across multiple industries, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $54.3 million based on fair value. As of December 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.5% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $584 million, weighted average annual EBITDA of $127 million and weighted average enterprise value of $3.9 billion. As of December 31, 2022, investments we classify as growth capital represented 25.3% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $386 million and a weighted average enterprise value of $7.5 billion.
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
A majority of our new investments are indexed to Secured Overnight Financing Rate ("SOFR"); however, we have material contracts that are indexed to USD-London Interbank Offered Rate ("LIBOR") and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2022, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like LIBOR, SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by us or our affiliates in connection with the offering of securities by us. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.

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
Portfolio and Investment Activity
As of December 31, 2022, based on fair value, our portfolio consisted of 66.0% first lien senior secured debt investments (of which 76.1% we consider to be unitranche debt investments (including “last out” portions of such loans)), 8.4% second lien senior secured debt investments, 5.6% unsecured debt investments, 13.0% preferred equity investments and 7.0% common equity investments.
As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 9.8% and 9.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.6% and 11.5%, respectively.
As of December 31, 2022, we had investments in 118 portfolio companies with an aggregate fair value of $6.4 billion. As of December 31, 2022, we had net leverage of 0.88x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. Although the pace of originations has slowed, we continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
We have also continued to invest in specialty financing portfolio companies, including Amergin, Fifth Season, and LSI Financing 1 DAC. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the effect of interest rates exceeding our interest rate floors.

Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$1,090,136	$4,469,190
Less: Sell downs	(31,506)	(152,286)
Total new investment commitments	$1,058,630	$4,316,904
Principal amount of investments funded:
First-lien senior secured debt investments	$487,675	$2,397,182
Second-lien senior secured debt investments	17,647	461,209
Unsecured debt investments	187,690	187,825
Preferred equity investments	128,627	620,634
Common equity investments	67,493	300,496
Total principal amount of investments funded	$889,132	$3,967,346
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(393,116)	$(650,503)
Second-lien senior secured debt investments	(5,651)	(121,907)
Unsecured debt investments	(11,521)	(250,000)
Preferred equity investments(4)	(50,000)	(49,037)
Common equity investments(4)	(2,400)	(73,587)
Total principal amount of investments sold or repaid	$(462,688)	$(1,145,034)
Number of new investment commitments in new portfolio companies(1)	34	54
Average new investment commitment amount	$27,584	$65,626
Weighted average term for new debt investment commitments (in years)	6.1	6.3
Percentage of new debt investment commitments at floating rates	83.6%	100.0%
Percentage of new debt investment commitments at fixed rates	16.4%	0.0%
Weighted average interest rate of new debt investment commitments(2)(3)	10.0%	7.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.9%	6.6%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
(4)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.
Our investment activity for the year ended December 31, 2020 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Year Ended December 31, 2020
New investment commitments
Gross originations	$1,822,855
Less: Sell downs	(50,000)
Total new investment commitments	$1,772,855
Principal amount of investments funded:
First-lien senior secured debt investments	$1,005,142
Second-lien senior secured debt investments	159,945
Unsecured debt investments	364,640
Equity investments	116,917
Total principal amount of investments funded	$1,646,644
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(184,279)
Second-lien senior secured debt investments	(5,988)
Unsecured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$(190,267)
Number of new investment commitments in new portfolio companies(1)	26
Average new investment commitment amount	$62,545
Weighted average term for new debt investment commitments (in years)	5.9
Percentage of new debt investment commitments at floating rates	81.9%
Percentage of new debt investment commitments at fixed rates	18.1%
Weighted average interest rate of new debt investment commitments(2)	8.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	7.2%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24% as of December 31, 2020.
As of December 31, 2022 and December 31, 2021, our investments consisted of the following:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,252,574	$4,232,118	(1)	$4,026,044	$4,043,287	(1)
Second-lien senior secured debt investments	561,435	536,957		543,038	546,737
Unsecured debt investments	387,971	361,057		200,253	199,144
Preferred equity investments(2)	819,642	834,593		716,554	801,732
Common equity investments(3)	481,351	446,664		425,463	547,958
Total Investments	$6,502,973	$6,411,389		$5,911,352	$6,138,858
________________
(1)76.1% and 73.0% of which we consider unitranche loans as of December 31, 2022 and December 31, 2021, respectively.
(2)Includes investment in LSI Financing.
(3)Includes investment in Fifth Season.
We use GICS for classifying the industry groupings of our portfolio companies. The industry composition based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.8%
Application Software	16.0	13.4
Banks	2.1	2.3
Building Products	0.7	0.7
Capital Markets	0.3	0.7
Commercial Services & Supplies	—	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.7	0.9
Diversified Consumer Services	8.1	8.7
Diversified Financial Services	5.2	5.4
Electrical Equipment	0.8	—
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	—
Health Care Technology	12.4	11.9
Hotels, Restaurants & Leisure	2.4	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.3	1.4
Insurance(1)	1.4	1.1
Internet & Direct Marketing Retail	3.9	4.5
IT Services	7.0	7.8
Life Sciences Tools & Services	0.3	0.3
Pharmaceuticals(2)	0.1	—
Professional Services	6.7	7.9
Real Estate Management & Development	0.8	1.6
Road & Rail	0.2	0.2
Systems Software	22.5	18.9
Thrifts & Mortgage Finance	1.7	1.8
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	15.3%
Northeast	16.7	17.0
South	20.8	22.5
West	28.6	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	3.0	3.2
Ireland	0.1	—
Israel	2.4	2.4
Netherlands	4.5	4.7
United Kingdom	1.9	1.9
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of portfolio	9.8%	6.6%
Weighted average total yield of debt and income producing securities	11.6%	8.0%
Weighted average interest rate of debt securities	10.9%	7.6%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
For investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee. Since inception, only one of our investments has been placed on non-accrual and our annualized loss ratio is 0.00%.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$787,221	12.3%	$666,384	10.9%
2	5,250,592	81.8	5,440,470	88.6
3	355,999	5.6	32,004	0.5
4	—	—	—	—
5	17,577	0.3	—	—
Total	$6,411,389	100.0%	$6,138,858	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,168,032	99.3%	$4,769,335	100.0%
Non-accrual	33,948	0.7	—	—
Total	$5,201,980	100.0%	$4,769,335	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $20.6 million, $0.5 million, $2.1 million and $1.9 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The following table represents the operating results for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Total Investment Income	$494.8	$354.1	$173.2
Less: Expenses	213.7	201.4	94.0
Net Investment Income (Loss) Before Taxes	$281.1	$152.7	$79.2
Less: Income taxes, including excise taxes	7.9	4.9	0.4
Net Investment Income (Loss) After Taxes	$273.2	$147.8	$78.8
Net change in unrealized gain (loss)	(295.0)	188.1	43.0
Net realized gain (loss)	40.8	88.9	0.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$19.0	$424.8	$122.1
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Interest income from investments	$364.2	$291.4	$151.0
PIK interest income	93.7	42.3	19.1
Dividend income	31.5	15.9	0.4
Other income	5.4	4.5	2.7
Total investment income	$494.8	$354.1	$173.2
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the years ended December 31, 2022 and 2021
Investment income increased to $494.8 million for the year ended December 31, 2022 from $354.1 million for the year ended December 31, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $4.8 billion as of December 31, 2021, to $5.2 billion as of December 31, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $44.6 million to $9.1 million for the year ended December 31, 2021 and 2022, respectively. For the year ended December 31, 2021 and 2022, there were one-time prepayment fees of approximately $32.6 million and $4.0 million, respectively. PIK interest and PIK dividend income increased from approximately 11.9% of investment income for the year ended December 31, 2021, to approximately 18.9% of investment income for the year ended December 31, 2022 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. PIK dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.

For the years ended December 31, 2021 and 2020
Investment income increased to $354.1 million for the year ended December 31, 2021 from $173.2 million for the year ended December 31, 2020 primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $2.9 billion as of December 31, 2020, to $4.8 billion as of December 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $3 million to $44.6 million for the year ended December 31, 2020 and 2021, respectively. For the year ended December 31, 2020 and 2021, there were one-time prepayment fees of approximately $1.3 million and $32.6 million, respectively. PIK interest and PIK dividend income increased from approximately 11.2% of investment income for the year ended December 31, 2020, to approximately 11.9% of investment income for the year ended December 31, 2021 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. PIK dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Interest expense	$136.5	$93.8	$38.6
Management fees	55.8	46.9	32.8
Incentive fees	8.7	47.2	13.4
Professional fees	7.3	8.0	5.4
Directors' fees	1.1	1.0	0.9
Other general and administrative	4.3	4.5	2.9
Total operating expenses	$213.7	$201.4	$94.0
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the years ended December 31, 2022 and 2021
Total expenses increased to $213.7 million for the year ended December 31, 2022 from $201.4 million for the year ended December 31, 2021 primarily due to an increase in interest expense and management fees, partially offset by a decrease in incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $2.8 billion from $2.6 billion period over period, as well as an increase in the average interest rate to 4.5% from 3.7% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio that occurred between December 31, 2021 and December 31, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the years ended December 31, 2021 and 2020
Total expenses decreased to $201.4 million for the year ended December 31, 2021 from $94.0 million for the year ended December 31, 2020 primarily due to a decrease in incentive fees, partially offset by increases in management fees and interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.6 billion from $914 million period over period, as well as an increase in the average interest rate to 3.74% from 3.68% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio that occurred between December 31, 2020 and December 31, 2021. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Selected Financial Data
The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2022, 2021 and 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.
The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2022	2021	2020
Consolidated Statement of Operations
Income
Total investment income	$494.8	$354.1	$173.2
Expenses
Total expenses	213.7	201.3	94.0
Net investment income (loss) before income taxes	281.1	152.8	79.2
Excise tax expense	7.9	4.9	0.4
Net investment income (loss) after income taxes	273.2	147.9	78.8
Total change in net unrealized gain (loss)	(295.0)	188.0	43.0
Total net realized gain (loss)	40.8	88.9	0.3
Increase (decrease) in net assets resulting from operations	$19.0	$424.8	$122.1
Earnings per common share - basic and diluted	$0.09	$3.05	$1.43
Consolidated Balance Sheet Data
Cash	$203.3	$107.0	$82.2
Investments at fair value	6,411.4	6,138.9	3,057.3
Total assets	6,663.4	6,291.7	3,157.9
Total debt (net of unamortized debt issuance costs)	3,158.0	2,643.8	1,614.1
Total liabilities	3,276.0	2,759.5	1,661.0
Total net assets	$3,387.4	$3,532.2	$1,496.9
Net asset value per share	$16.70	$17.65	$14.88
Other Data:
Number of portfolio companies	118	92	52
Distributions Declared Per Share	$1.04	$0.65	$0.84
Total return based on net asset value(1)	0.6%	24.5%	7.2%
Weighted averag total yield of portfolio at fair value	9.8%	6.6%	7.9%
Weighted average total yield of portfolio at amortized cost	9.7%	6.8%	8.0%
Weighted average yield of debt and income producing securities at fair value	11.6%	8.0%	8.3%
Weighted average yield of debt and income producing securities at amortized cost	11.5%	8.0%	8.3%
Fair value of debt investments as a percentage of principal	97.9%	99.1%	99.2%
________________
(1)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$107,488	$107,457	$130,525	$149,375
Net expenses	$42,182	$39,953	$70,723	$68,744
Net investment income (loss)	$65,306	$67,504	$59,802	$80,631
Net realized and unrealized gains (losses) on investments	$(100,593)	$(211,157)	$93,592	$(36,086)
Increase (decrease) in net assets resulting from operations	$(35,287)	$(143,653)	$153,394	$44,545
Net asset value per share as of the end of the quarter	$17.24	$16.29	$16.77	$16.70
Earnings (loss) per share - basic and diluted	$(0.18)	$(0.71)	$0.76	$0.22

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$66,487	$98,902	$85,833	$102,915
Net expenses	$41,069	$55,144	$69,147	$40,931
Net investment income (loss)	$25,418	$43,758	$16,686	$61,984
Net realized and unrealized gains (losses) on investments	$42,852	$101,002	$227,043	$(93,934)
Increase (decrease) in net assets resulting from operations	$68,270	$144,760	$243,729	$(31,950)
Net asset value per share as of the end of the quarter	$15.32	$16.33	$17.91	$17.65
Earnings (loss) per share - basic and diluted	$0.66	$1.22	$1.69	$(0.17)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,727	$40,531	$45,479	$52,468
Net expenses	$18,912	$18,715	$24,378	$32,388
Net investment income (loss)	$15,815	$21,816	$21,101	$20,080
Net realized and unrealized gains (losses) on investments	$(56,028)	$44,316	$31,646	$23,371
Increase (decrease) in net assets resulting from operations	$(40,213)	$66,132	$52,747	$43,451
Net asset value per share as of the end of the quarter	$13.76	$14.34	$14.66	$14.88
Earnings (loss) per share - basic and diluted	$(0.70)	$0.78	$0.53	$0.44
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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

For the years ended December 31, 2022, 2021 and 2020 we accrued U.S. federal excise tax of $7.9 million, $4.9 million and $410 thousand, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2022, 2021 and 2020, net change in unrealized gains (losses) was comprised of the following:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Net change in unrealized gain (loss) on investments	$(295.5)	$188.9	$43.3
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	0.5	(0.8)	(0.3)
Net change in unrealized gain (loss)	$(295.0)	$188.1	$43.0
For the years ended December 31, 2022 and 2021
For the year ended December 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 97.9%, as compared to 99.1% as of December 31, 2021. The primary driver of our portfolio's unrealized loss was due to current market conditions.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$(56.3)
Robinhood Markets, Inc.	(23.3)
Remitly Global, Inc.	(21.7)
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(16.0)
Walker Edison Furniture Company LLC	(14.7)
UserZoom Technologies, Inc.	(14.4)
SLA Eclipse Co-Invest, L.P.	(13.6)
Exabeam, Inc.	(12.7)
Kajabi Holdings, LLC	(12.6)
E2Open Parent Holdings, Inc.	(8.9)
Remaining Companies	(101.3)
Total	$(295.5)

For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. As of December 31, 2021, the fair value of our debt investments as a percentage of principal was 99.1%, as compared to 99.2% as of December 31, 2020. The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Toast, Inc.	$53.5
Saturn Ultimate, Inc.	30.8
Remitly Global, Inc.	29.8
Circle Internet Services, Inc.	25.2
Robinhood Markets, Inc.	(21.4)
UserZoom Technologies, Inc.	14.4
Algolia, Inc.	12.5
SLA Eclipse Co-Invest, L.P.	8.9
MINDBODY, Inc.	6.0
Kajabi Holdings, LLC	4.9
Remaining portfolio companies	24.3
Total	$188.9
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the years ended December 31, 2022, 2021 and 2020 were comprised of the following:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Net realized gain (loss) on investments	$41.2	$88.5	$—
Net realized gain (loss) on foreign currency transactions	(0.4)	0.4	0.3
Net realized gain (loss)	$40.8	$88.9	$0.3
Realized Gross Internal Rate of Return
Since we began investing in 2018 through December 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.5% (based on total capital invested of $1.9 billion and total proceeds from these exited investments of $2.2 billion). Approximately Sixty-nine percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 206% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of December 31, 2022, taken together with our available debt capacity of $334.1 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2022, we had $334.1 million available under our credit facilities.
As of December 31, 2022, we had $203.3 million in cash. During the period ended December 31, 2022, we used $295.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,073.6 million, partially offset by sales of portfolio investments of $666.5 million, and other operating activities of $111.8 million. Lastly, cash provided by financing activities was $391.6 million during the period, which was the result of proceeds from borrowings on our credit facilities, net of debt issuance costs, of $527.9 million, net of $136.3 million of distributions paid.
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
During the year ended December 31, 2022, we did not deliver capital call notices to investors.
During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
October 25, 2021	November 5, 2021	28,876,374	$529.3
September 15, 2021	September 28, 2021	27,202,175	500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		97,706,118	$1,704.3

During the year ended December 31, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2
Distributions
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	871,361
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$705,895	$334,105	$692,157
SPV Asset Facility I	450,000	450,000	—	445,280
SPV Asset Facility II	300,000	300,000	—	297,754
June 2025 Notes	210,000	210,000	—	207,051
December 2025 Notes	650,000	650,000	—	654,565
June 2026 Notes	375,000	375,000	—	369,914
January 2027 Notes	300,000	300,000	—	293,915
CLO 2020-1	200,000	200,000	—	197,339
Total Debt	$3,525,000	$3,190,895	$334,105	$3,157,975
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million and $2.7 million, respectively.

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
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$126,170	$84,503	$34,197
Amortization of debt issuance costs	10,348	9,325	4,372
Total Interest Expense	$136,518	$93,828	$38,569
Average interest rate	4.5%	3.7%	3.7%
Average daily borrowings	$2,815,148	$2,228,323	$914,266

Senior Securities
Information about our senior securities is shown in the following table as of the fiscal years ended December 31, 2022, 2021, 2020, 2019 and 2018:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
The Subscription Credit Facility permitted us to borrow up to $700 million, subject to availability under the “Borrowing Base.” The Borrowing Base was calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits. Effective November 5, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.
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
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners.

The Revolving Credit Facility is guaranteed by each of OR Tech Lending LLC, ORT KB LLC, ORTF BC 1 LLC, ORTF BC 2 LLC, ORTF BC 3 LLC, ORTF BC 4 LLC, ORTF BC 5 LLC and ORTF BC 6 LLC, each our subsidiary, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The initial maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.56 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on November 13, 2026 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on November 15, 2027 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin or (ii) the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and our wholly-owned subsidiary entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the "SPV Asset Facility I Lenders").
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the SPV Asset Faciliy I Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on December 22, 2033 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at term SOFR plus a spread of 3.25%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
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
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies.

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,500	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,413	—
Acquia Inc.	First lien senior secured revolving loan	4,857	11,789
Anaplan, Inc.	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,308	1,962
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	747	—
Avalara, Inc.	First lien senior secured revolving loan	909	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	7,793	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	3,275
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	71	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	90	—
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	—	6,923
Centrify Corporation	First lien senior secured revolving loan	—	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	1,066	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,173	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,987	—
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	679	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	—	2,218
Granicus, Inc.	First lien senior secured revolving loan	1,737	2,615
Grayshift, LLC	First lien senior secured revolving loan	968	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,957	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	5,981	8,250
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	—
ManTech International Corporation	First lien senior secured revolving loan	860	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	369	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	—
Pluralsight, LLC	First lien senior secured revolving loan	5,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD Inc.	First lien senior secured revolving loan	11,429	11,429

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	—	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	413	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	10	—
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,383	—
The NPD Group, L.P.	First lien senior secured revolving loan	1,329	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,000	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	—
Zendesk, Inc.	First lien senior secured revolving loan	5,321	—
Total Unfunded Portfolio Company Commitments		$390,272	$390,771
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2022, is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	705.9	—	—	705.9	—
SPV Asset Facility I	450.0	—	—	—	450.0
SPV Asset Facility II	300.0	—	300.0	—	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	—	650.0	—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$3,190.9	$—	$510.0	$2,030.9	$650.0
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
We invest in Fifth Season and LSI Financing, non-controlled affiliated investments, as defined in the 1940 Act. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for further details.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of our Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, our Adviser takes into account relevant factors in determining the fair value of our Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Our Audit Committee reviews the valuations recommendations and recommends values for each investment to our Board;
•Our Board reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board's attention.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Financial and Derivative Instruments
Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. We currently qualifies as a"limited derivatives user" and expects to continue to do so. We adopted a derivatives policy by Rule 18f-4's August 2022 compliance date, and complies with the recordkeeping requirements.
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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
We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2019 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
On February 21, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on March 31, 2023 payable on or before May 15, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2022, 97.3% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$152.8	$49.7	$103.1
Up 200 basis points	$101.9	$33.1	$68.8
Up 100 basis points	$50.9	$16.6	$34.3
Up 50 basis points	$25.5	$8.3	$17.2
Down 50 basis points	$(25.5)	$(8.3)	$(17.2)
Down 100 basis points	$(50.9)	$(16.6)	$(34.3)
________________
(1)Excludes the impact of income-based fees. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" of our consolidated financial statements for more information on income-based fees.
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand, inflation has increased in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy has tightened in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owl Rock Technology Finance Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Technology Finance Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair value of investments
As discussed in Notes 2 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2022, total investments at fair value was $6.4 billion.
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
March 8, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Owl Rock Technology Finance Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of changes in net assets and of cash flows of Owl Rock Technology Finance Corp. and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations, changes in its net assets and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Owl Rock Technology Finance Corp. and its subsidiaries as of December 31, 2020, 2019, and 2018 and the related consolidated statements of operations, of changes in net assets and of cash flows for the year ended December 31, 2019 and the period ended December 31, 2018 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Owl Rock Technology Finance Corp. and its subsidiaries for each of the three years or periods in the period ended December 31, 2020 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodians, administrative agents and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 4, 2021
We served as the Company's auditor from 2018 to 2020.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $6,192,231 and $5,583,078, respectively)	$6,113,513	$5,794,488
Non-controlled, affiliated investments (amortized cost of $235,491 and $253,043, respectively)	231,367	269,370
Controlled, affiliated investments (amortized cost of $75,251 and $75,231, respectively)	66,509	75,000
Total investments at fair value (amortized cost of $6,502,973 and $5,911,352, respectively)	6,411,389	6,138,858
Cash	203,293	107,025
Interest receivable	41,542	43,013
Dividend income receivable	6,243	930
Prepaid expenses and other assets	902	1,849
Total Assets	$6,663,369	$6,291,675
Liabilities
Debt (net of unamortized debt issuance costs of $32,920 and $32,023, respectively)	$3,157,975	$2,643,751
Management fee payable	14,243	13,353
Distribution payable	59,115	31,653
Incentive fee payable	15,022	37,731
Payables to affiliates	2,758	2,527
Payable for investments purchased	—	11,372
Accrued expenses and other liabilities	26,891	19,138
Total Liabilities	$3,276,004	$2,759,525
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 202,882,309 and 200,099,575 shares issued and outstanding, respectively	$2,029	$2,001
Additional paid-in-capital	3,216,142	3,176,992
Accumulated undistributed (overdistributed) earnings	169,194	353,157
Total Net Assets	$3,387,365	$3,532,150
Total Liabilities and Net Assets	$6,663,369	$6,291,675
Net Asset Value Per Share	$16.70	$17.65
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$364,184	$291,359	$151,011
Payment-in-kind interest income	93,728	42,371	19,110
Dividend income	20,110	2,877	—
Other income	5,416	4,519	2,709
Total investment income from non-controlled, non-affiliated investments	483,438	341,126	172,830
Investment income from non-controlled, affiliated investments:
Dividend income	11,407	13,011	375
Total investment income from non-controlled, affiliated investments	11,407	13,011	375
Total Investment Income	494,845	354,137	173,205
Expenses
Interest expense	$136,518	$93,828	$38,569
Management fees	55,767	46,845	32,831
Incentive fees	8,689	47,201	13,414
Professional fees	7,361	7,982	5,437
Directors' fees	1,061	1,017	845
Other general and administrative	4,338	4,497	2,887
Total Expenses	213,734	201,370	93,983
Net Investment Income (Loss) Before Taxes	281,111	152,767	79,222
Excise tax expense	7,868	4,921	410
Net Investment Income (Loss) After Taxes	273,243	147,846	78,812
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(266,558)	$172,808	$43,329
Non-controlled, affiliated investments	(20,451)	16,329	(2)
Controlled, affiliated investments	(8,511)	(231)	—
Translation of assets and liabilities in foreign currencies	488	(852)	(274)
Total Net Change in Unrealized Gain (Loss)	(295,032)	188,054	43,053
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$4,217	$57,705	$(26)
Non-controlled, affiliated investments	36,975	30,805	—
Foreign currency transactions	(404)	399	278
Total Net Realized Gain (Loss)	40,788	88,909	252
Total Net Realized and Change in Unrealized Gain (Loss)	$(254,244)	$276,963	$43,305
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,999	$424,809	$122,117
Earnings (Loss) Per Share - Basic and Diluted	$0.09	$3.05	$1.43
Weighted Average Shares Outstanding - Basic and Diluted	201,368,005	139,198,430	85,371,169
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(7)(15)	Second lien senior secured loan	L + 7.75%	2/1/2029	84,946	83,887	80,486	2.4%
ManTech International Corporation(6)(11)(15)	First lien senior secured loan	SR + 5.75%	9/14/2029	6,753	6,623	6,618	0.2%
ManTech International Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	9/16/2024	—	(15)	(16)	—%
ManTech International Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	9/14/2028	—	(16)	(17)	—%
				91,699	90,479	87,071	2.6%
Application Software
Anaplan, Inc.(6)(15)	First lien senior secured loan	SR + 6.50%	6/21/2029	49,219	48,755	49,096	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(32)	(9)	—%
Apptio, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.00%	1/10/2025	59,901	59,298	59,901	1.8%
Apptio, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	1,962	1,939	1,962	0.1%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(25)	First lien senior secured loan	SA + 5.25%	6/28/2029	6,392	6,384	6,312	0.2%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(16)(18)(25)	First lien senior secured delayed draw term loan	SA + 5.25%	6/30/2025	2,588	2,583	2,556	0.1%
Avalara, Inc.(6)(11)(15)	First lien senior secured loan	SR + 7.25%	10/19/2028	9,091	8,958	8,955	0.3%
Avalara, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.25%	10/19/2028	—	(13)	(14)	—%
Certify, Inc.(6)(7)	First lien senior secured loan	L + 5.50%	2/28/2024	57,039	56,841	57,039	1.7%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L + 5.50%	2/28/2024	570	564	570	—%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	65,613	65,057	65,450	1.9%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(38)	(12)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(12)(15)	Unsecured notes	SR + 11.75% PIK	6/9/2034	33,061	32,171	32,565	1.0%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR + 5.75%	2/24/2028	12,654	12,433	12,465	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	2/26/2024	—	(13)	(8)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(13)	(11)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(7)(15)	First lien senior secured loan	L + 5.50%	9/13/2028	77,433	76,117	76,658	2.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(166)	—	—%
Diligent Corporation(6)(7)	First lien senior secured loan	L + 6.17%	8/4/2025	24,879	24,560	24,631	0.7%
Diligent Corporation(6)(7)(16)	First lien senior secured revolving loan	L + 6.25%	8/4/2025	457	437	442	—%
Fullsteam Operations, LLC(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 7.50%	5/13/2024	6,121	5,940	5,995	0.2%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	55,023	54,295	54,198	1.6%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(70)	(79)	—%
GovBrands Intermediate, Inc.(6)(8)(15)	First lien senior secured loan	L + 5.50%	8/4/2027	63,680	62,403	60,814	1.8%
GovBrands Intermediate, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	14,364	14,015	13,500	0.4%
GovBrands Intermediate, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	6,109	5,980	5,804	0.2%
Granicus, Inc.(6)(7)(15)	First lien senior secured loan	L + 5.50%	1/29/2027	35,086	34,487	34,209	1.0%
Granicus, Inc.(6)(7)(15)(16)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	877	834	812	—%
Grayshift, LLC(6)(10)(15)	First lien senior secured loan	SR + 7.50%	7/6/2028	8,987	8,903	8,920	0.3%
Grayshift, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.50%	7/6/2028	—	(9)	(7)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(8)(15)	First lien senior secured loan	L + 5.75%	5/22/2026	49,531	49,241	49,283	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	5/22/2026	—	(18)	(17)	—%
MessageBird BidCo B.V.(6)(7)(15)(25)	First lien senior secured loan	L + 6.75%	5/5/2027	120,000	117,953	117,300	3.5%
Ministry Brands Holdings, LLC(6)(7)(15)	First lien senior secured loan	L + 5.50%	12/29/2028	7,622	7,487	7,432	0.2%
Ministry Brands Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(21)	(37)	—%
Ministry Brands Holdings, LLC(6)(7)(15)(16)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	369	356	350	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(12)(15)	First lien senior secured loan	SR + 5.50%	3/13/2028	10,226	10,044	10,022	0.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(10)(15)(16)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	299	270	265	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(15)	First lien senior secured loan	L + 5.75%	4/22/2027	41,042	40,338	41,042	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(7)(15)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	500	463	500	—%
Zendesk, Inc.(6)(11)(15)	First lien senior secured loan	SR + 6.50%	11/22/2028	51,686	50,667	50,653	1.5%
Zendesk, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	11/22/2024	—	(472)	(129)	—%
Zendesk, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	11/22/2028	—	(104)	(106)	—%
				872,381	858,804	859,272	25.6%
Banks
AxiomSL Group, Inc.(6)(7)(15)	First lien senior secured loan	L + 5.75%	12/3/2027	140,059	138,587	137,959	4.1%
AxiomSL Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	—	(9)	(12)	—%
AxiomSL Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	12/3/2025	—	(130)	(231)	—%
				140,059	138,448	137,716	4.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(15)	First lien senior secured loan	L + 5.25%	11/8/2027	45,114	44,736	45,114	1.3%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.25%	11/8/2027	—	(37)	—	—%
				45,114	44,699	45,114	1.3%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR + 6.25%	5/2/2028	819	804	809	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(1)	—	—%
				819	803	809	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)(28)	Senior convertible notes	N/A	11/16/2026	25,000	17,492	13,735	0.4%
				25,000	17,492	13,735	0.4%
Diversified Consumer Services
Litera Bidco LLC(6)(10)(15)	First lien senior secured loan		5/29/2026	153,420	152,083	153,013	4.5%
Litera Bidco LLC(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	2,269	2,224	2,228	0.1%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L + 7.00% PIK	9/23/2024	222,546	223,853	216,982	6.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	128,839	127,531	128,516	3.8%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(123)	(28)	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L + 4.25%	4/30/2026	8,611	8,543	8,503	0.3%
				515,685	514,111	509,214	15.0%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)	First lien senior secured loan	SR + 8.00%	12/15/2028	839	814	816	—%
BTRS Holdings Inc. (dba Billtrust)(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR + 7.00%	12/16/2024	—	—	(2)	—%
BTRS Holdings Inc. (dba Billtrust)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	12/15/2028	—	(3)	(2)	—%
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	SA + 6.00% PIK	8/28/2025	70,265	77,092	70,282	2.1%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E + 7.00% PIK	3/10/2027	7,956	8,167	7,959	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	SA + 7.50% PIK	3/30/2026	113,882	128,669	112,459	3.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L + 5.75%	9/6/2025	16,946	16,827	16,734	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	3,999	3,945	3,938	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	9/6/2025	—	(11)	(14)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR + 6.50%	2/16/2029	44,190	43,791	43,749	1.3%
Smarsh Inc.(6)(12)(15)(16)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	5,524	5,421	5,469	0.2%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(24)	(28)	—%
				263,601	284,688	261,360	7.7%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(25)	First lien senior secured loan	SR + 6.50%	7/3/2028	50,000	49,532	49,500	1.5%
				50,000	49,532	49,500	1.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(25)	First lien senior secured loan	L + 6.50%	5/13/2025	71,335	70,874	70,978	2.1%
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L + 6.50%	5/13/2025	2,000	1,977	1,977	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(7)(15)	First lien senior secured loan	L + 6.00%	5/14/2026	52,506	52,107	52,506	1.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(18)	—	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
				125,841	124,940	125,461	3.8%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(15)	First lien senior secured loan	SR + 6.25% (incl. 2.75% PIK)	12/1/2028	23,717	23,252	23,243	0.7%
The NPD Group, L.P.(6)(10)(15)(16)	First lien senior secured revolving loan	SR + 5.75%	12/1/2027	181	153	151	—%
				23,898	23,405	23,394	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L + 5.75%	8/23/2028	116,496	114,925	113,875	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(236)	(325)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(154)	(275)	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured loan	SA + 4.50%	4/28/2025	767	865	753	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured loan	SA + 7.75%	4/27/2026	8,019	9,028	7,899	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR + 6.00%	10/30/2028	27,511	27,032	26,823	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	221	186	166	—%
Hyland Software, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.25%	7/7/2025	94,842	94,816	89,626	2.6%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR + 6.25%	12/1/2028	17,647	17,470	17,206	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR + 6.50%	8/21/2026	157,057	155,719	156,271	4.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(10)(15)(25)	First lien senior secured revolving loan	SR + 6.50%	8/21/2026	6,120	6,079	6,089	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR + 7.00%	12/25/2026	85,441	84,972	84,800	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)(16)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	1,957	1,940	1,927	0.1%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	133,146	130,332	129,817	3.8%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(146)	(173)	—%
Inovalon Holdings, Inc.(6)(8)(15)	Second lien senior secured loan	L + 10.50% PIK	11/25/2033	69,603	68,424	68,559	2.0%
RL Datix Holdings (USA), Inc.(6)(12)(15)(18)(25)	First lien senior secured loan	SR + 4.50%	4/28/2025	14,600	14,394	14,389	0.4%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	First lien senior secured revolving loan	SR + 4.50%	4/28/2025	2,000	1,969	1,965	0.1%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	Second lien senior secured loan	SR + 7.75%	4/27/2026	22,333	21,951	21,993	0.6%
				757,760	749,566	741,385	21.7%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(8)(15)	First lien senior secured loan	L + 7.00%	2/14/2025	79,572	79,217	79,572	2.3%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(25)	—	—%
				79,572	79,192	79,572	2.3%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR + 8.00% PIK	12/23/2026	73,432	72,845	73,432	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 8.00%	12/23/2026	—	(118)	—	—%
				73,432	72,727	73,432	2.2%
Industrial Conglomerates
QAD Inc.(6)(7)(15)	First lien senior secured loan	L + 6.00%	11/5/2027	87,907	86,429	85,709	2.5%
QAD Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(185)	(286)	—%
				87,907	86,244	85,423	2.5%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L + 5.25%	1/31/2028	10,833	10,635	8,396	0.2%
Integrity Marketing Acquisition, LLC(6)(9)(15)	First lien senior secured loan	L + 5.80%	8/27/2025	54,576	54,127	54,439	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.50%	8/27/2025	—	(25)	(9)	—%
				65,409	64,737	62,826	1.8%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(15)(27)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	34,466	33,948	17,577	0.5%
				34,466	33,948	17,577	0.5%
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)(25)	First lien senior secured loan	L + 7.00%	9/24/2026	133,333	131,934	133,000	3.9%
Kaseya Inc.(6)(11)(15)	First lien senior secured loan	SR + 5.75%	6/25/2029	15,610	15,315	15,454	0.5%
Kaseya Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(9)	—	—%
Kaseya Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(17)	(9)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Pluralsight, LLC(6)(8)(15)	First lien senior secured loan	L + 8.00%	4/6/2027	159,495	158,309	157,102	4.5%
Pluralsight, LLC(6)(7)(15)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	5,000	4,944	4,850	0.1%
				313,438	310,476	310,397	9.0%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(6)(8)(15)	First lien senior secured loan	L + 4.25%	9/5/2025	389	372	371	—%
Bracket Intermediate Holding Corp.(6)(8)(15)	Second lien senior secured loan	L + 8.13%	9/7/2026	20,000	19,778	19,200	0.6%
				20,389	20,150	19,571	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	10/15/2029	71,667	70,714	68,800	2.0%
Gerson Lehrman Group, Inc.(6)(7)(15)	First lien senior secured loan	L + 5.25%	12/12/2024	81,181	80,733	81,181	2.4%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(12)	—	—%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L + 6.50%	12/10/2029	17,868	17,707	17,510	0.5%
Proofpoint, Inc.(6)(8)(15)	Second lien senior secured loan	L + 6.25%	8/31/2029	55,000	54,760	52,663	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L + 5.75%	6/30/2028	131,622	130,538	128,989	3.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	8,060	7,984	7,754	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	2,700	2,641	2,543	0.1%
When I Work, Inc.(6)(8)(15)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	31,516	31,264	30,886	0.9%
When I Work, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(45)	(112)	—%
				399,614	396,284	390,214	11.5%
Real Estate Management & Development
REALPAGE, INC.(6)(7)(15)	Second lien senior secured loan	L + 6.50%	4/23/2029	52,500	51,843	50,269	1.5%
				52,500	51,843	50,269	1.5%
Systems Software
Acquia Inc.(6)(8)	First lien senior secured loan	L + 7.00%	10/31/2025	152,102	151,211	152,102	4.5%
Acquia Inc.(6)(9)(16)	First lien senior secured revolving loan	L + 7.00%	10/31/2025	6,932	6,877	6,932	0.2%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible note	3.00% PIK	9/30/2027	120,600	124,380	124,057	3.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	157,013	154,282	153,873	4.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	3,901	3,693	3,667	0.1%
Centrify Corporation(6)(8)(15)	First lien senior secured loan	L + 6.00%	3/2/2028	79,300	77,736	78,309	2.3%
Centrify Corporation(6)(8)(15)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	8,163	7,996	8,060	0.2%
Computer Services, Inc. (dba CSI)(6)(11)(15)	First lien senior secured loan	SR + 6.75%	11/15/2029	1,000	980	980	—%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	122,628	121,496	122,484	3.6%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(142)	—	—%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L + 8.00%	8/18/2025	—	(77)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(11)(15)	Second lien senior secured loan	SR + 7.25%	12/1/2028	20,000	19,922	18,600	0.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(7)(15)(25)	First lien senior secured loan	L + 7.50%	4/16/2026	148,889	146,162	148,889	4.4%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(411)	—	—%
Ivanti Software, Inc.(6)(8)(15)	Second lien senior secured loan	L + 7.25%	12/1/2028	21,000	20,500	15,750	0.5%
Ping Identity Holding Corp.(6)(10)(15)	First lien senior secured loan	SR + 7.00%	10/17/2029	909	896	895	—%
Ping Identity Holding Corp.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.00%	10/17/2028	—	(1)	(1)	—%
Rubrik, Inc.(6)(12)(15)	First lien senior secured loan	SR + 6.50%	6/10/2027	6,282	6,168	6,219	0.2%
Rubrik, Inc.(6)(11)(15)(16)	First lien senior secured delayed draw term loan	SR + 7.00%	6/10/2027	305	305	298	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR + 6.25%	8/16/2029	45,640	44,713	44,727	1.3%
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.25%	8/16/2028	—	(82)	(87)	—%
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR + 6.50%	4/5/2028	19,774	19,596	19,576	0.6%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(31)	(36)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L + 6.00%	9/29/2028	172,093	170,618	169,081	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(102)	(226)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Talon MidCo 2 Limited (dba Tufin)(6)(12)(15)	First lien senior secured loan	SR + 7.69%	8/25/2028	2,404	2,358	2,361	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR + 7.69%	8/26/2024	—	—	—	—%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.69%	8/25/2028	—	(2)	(2)	—%
				1,088,935	1,079,041	1,076,508	31.6%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(10)(15)	First lien senior secured loan	SR + 7.50%	7/1/2026	112,500	110,458	110,531	3.3%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR + 7.50%	7/1/2026	—	(87)	(219)	—%
				112,500	110,371	110,312	3.3%
Total non-controlled/non-affiliated portfolio company debt investments				$5,240,019	$5,201,980	$5,130,132	151.2%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock	N/A	N/A	419,311	23,012	31,579	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock	N/A	N/A	84,250	4,011	6,345	0.2%
					27,023	37,924	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock	N/A	N/A	1,264,514	40,066	37,376	1.1%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock	N/A	N/A	2,000,000	20,027	20,400	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares	N/A	N/A	100,000	1,000	1,783	0.1%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock	10.50% PIK	N/A	15,000	17,125	16,587	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock	N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest	N/A	N/A	2,280,564	2,281	2,281	0.1%
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants	N/A	N/A	191,530	1,174	138	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	10,043	0.3%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest	N/A	N/A	3,643,669	3,646	3,644	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock	N/A	N/A	5,580,593	25,008	54,016	1.6%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(15)(19)(28)	Series A Preferred Equity	12.50% PIK	N/A	7,114	6,865	6,901	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(15)(19)(26)	Class A Common Units	N/A	N/A	592,872	5,929	5,929	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
					140,138	167,407	5.0%
Capital Markets
Robinhood Markets, Inc.(2)(15)(25)(26)	Common Stock	N/A	N/A	2,416,000	64,334	19,666	0.6%
					64,334	19,666	0.6%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)(28)	Series A Preferred Units	8.25%	N/A	—	70	69	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,834	0.1%
					2,911	2,903	0.1%
Consumer Finance
Remitly Global, Inc.(2)(26)	Common Stock	N/A	N/A	2,772,231	20,008	31,742	0.9%
					20,008	31,742	0.9%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest	N/A	N/A	15,000	15,153	12,216	0.4%
					15,153	12,216	0.4%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	—	—	—	—%
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	87,111	87	87	—%
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,012	5,000	0.1%
					5,099	5,087	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,270	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock	10.75% PIK	N/A	50,000	52,525	48,103	1.4%
Wp Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units	N/A	N/A	1,250,000	1,267	1,250	—%
					55,058	50,623	1.4%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants	N/A	N/A	5,762,612	36,254	39,471	1.2%
Toast, Inc.(2)(26)	Common Stock	N/A	N/A	322,578	6,398	5,816	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(19)(28)	Series A Preferred Stock	6.00% PIK	N/A	25,000	26,523	26,257	0.8%
					69,175	71,544	2.2%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Class D Units	N/A	N/A	4,126,175	50,025	42,343	1.3%
Klaviyo, Inc.(19)(26)	Common Stock	N/A	N/A	1,198,270	40,018	40,000	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	40,370	1.2%
					132,539	122,713	3.7%
IT Services

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	9,691	0.3%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	3,316	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	39,002	1.2%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(28)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	7,322	7,406	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	17,299	0.5%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(2)(25)(26)	Common Stock	N/A	N/A	1,500,000	15,014	2,880	0.1%
WMC Bidco, Inc. (dba West Monroe)(15)(19)(28)	Senior Preferred Stock	11.25% PIK	N/A	57,231	61,847	59,073	1.7%
					166,243	138,667	4.1%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	6,305	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)(28)	Series A Preferred Stock	10.50% PIK	N/A	28,000	29,482	27,250	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	7,762	0.2%
					44,339	41,317	1.2%

Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock	N/A	N/A	43,478	11,318	10,306	0.3%
					11,318	10,306	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	12,480	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	42,223	1.2%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	12,368	0.4%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,435	—%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	—	2,380	0.1%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,567	1,572	1,567	—%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	53,790	1.6%
Exabeam, Inc.(15)(19)(26)	Common Stock	N/A	N/A	1,289,034	35,745	29,161	0.9%
Halo Parent Newco, LLC(15)(19)(28)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,613	5,218	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Project Hotel California Co-Invest Fund, L.P. (15)(19)(25)(26)	LP Interest	N/A	N/A	2,684,708	2,687	2,685	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	15,781	0.5%
Illumio, Inc.(19)(26)	Common Stock	N/A	N/A	358,365	2,432	1,727	0.1%
Picard Holdco, LLC(6)(11)(15)(19)	Series A Preferred Stock	SR + 12.00% PIK	N/A	12,848	12,484	12,463	0.4%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock	N/A	N/A	2,525,571	20,004	20,000	0.6%
					232,288	270,946	8.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock	N/A	N/A	216,953	3,000	312	—%
Blend Labs, Inc.(15)(19)(26)	Warrants	N/A	N/A	299,216	1,625	8	—%
					4,625	320	—%
Total non-controlled/non-affiliated portfolio company equity investments					$990,251	$983,381	29.3%
Total non-controlled/non-affiliated portfolio company investments					$6,192,231	$6,113,513	180.5%

Non-controlled/affiliated portfolio company investments
Equity Investments
Systems Software
Help HP SCF Investor, LP(15)(19)(23)(26)	LP Interest	N/A	N/A	59,332	59,379	65,192	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	27,836	0.8%
					89,384	93,028	2.7%
Insurance
Fifth Season Investments LLC(15)(19)(23)(26)	Class A Units	N/A	N/A	8	25,258	25,110	0.7%
					25,258	25,110	0.7%
Internet & Direct Marketing Retail
Signifyd Inc.(19)(23)(28)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	116,803	109,216	3.2%
					116,803	109,216	3.2%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(23)(25)(26)	Preferred Equity	N/A	N/A	4,013,497	4,046	4,013	0.1%
					4,046	4,013	0.1%
Total non-controlled/affiliated portfolio company equity investments					$235,491	$231,367	6.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Total non-controlled/affiliated portfolio company investments					$235,491	$231,367	6.7%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,251	66,509	2.0%
					75,251	66,509	2.0%
Total controlled/affiliated portfolio company equity investments					$75,251	$66,509	2.0%
Total controlled/affiliated portfolio company investments					$75,251	$66,509	2.0%
Total Investments					$6,502,973	$6,411,389	189.2%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of December 31, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $57.7 million based on a tax cost basis of $6.5 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $196.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $139.1 million.
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR", which can include one-, three- or six-month SOFR), British Pound Sterling LIBOR (“GBPLIBOR” or “G”), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), Sterling Overnight Interbank Average Rate ("SONIA" or "SA"), Canadian Dollar Offered Rate ("CDOR" or "C"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(13)The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1,189.0 million or 35.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F Preferred Stock	May 13, 2021
Exabeam, Inc.	Common Stock	June 25, 2021
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
Wp Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc. (dba Zendesk, Inc.)	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P. (dba Zendesk, Inc.)	Class A Common Units	November 22, 2022
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
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the nine months ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2022	Other Income	Interest Income
Help HP SCF Investor, LP	$61,268	$—	$—	$3,924	$—	$—	$65,192	$—	$—
Fifth Season Investments LLC	—	28,354	(3,200)	(148)	104	—	25,110	66	—
LSI Financing 1 DAC	—	4,046	—	(33)	—	—	4,013	—	—
Signifyd Inc.	106,938	9,865	—	(7,587)	—	—	109,216	9,865	—
Split Software, Inc.	30,000	—	—	(2,164)	—	—	27,836	—	—
UserZoom Technologies, Inc.	71,164	1,476	(95,068)	(14,443)	36,871	—	—	1,476	—
Total	$269,370	$43,741	$(98,268)	$(20,451)	$36,975	$—	$231,367	$11,407	$—
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
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended December 31, 2022 were as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2022	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$75,000	$20	$—	$(8,511)	$—	$—	$66,509	$—	$—
Total	$75,000	$20	$—	$(8,511)	$—	$—	$66,509	$—	$—
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
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 22.9% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(26)Non-income producing investment.
(27)Loan was on non-accrual status as of December 31, 2022.
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

Owl Rock Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$273,243	$147,846	$78,812
Net change in unrealized gain (loss)	(295,032)	188,054	43,053
Realized gain (loss)	40,788	88,909	252
Net Increase (Decrease) in Net Assets Resulting from Operations	18,999	424,809	122,117
Distributions
Distributions declared from earnings	(210,828)	(122,957)	(76,766)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(210,828)	(122,957)	(76,766)
Capital Share Transactions
Issuance of common shares	—	1,704,274	656,226
Reinvestment of distributions	47,044	29,145	18,130
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	47,044	1,733,419	674,356
Total Increase/(Decrease) in Net Assets	(144,785)	2,035,271	719,707
Net Assets, at beginning of period	3,532,150	1,496,879	777,172
Net Assets, at end of period	$3,387,365	$3,532,150	$1,496,879
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,999	$424,809	$122,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,073,644)	(4,109,928)	(1,815,151)
Proceeds from investments and investment repayments, net	666,533	1,376,062	306,228
Net amortization/accretion of premium/discount on investments	(22,521)	(23,270)	(10,061)
Net change in unrealized (gain) loss on investments	295,520	(188,906)	(43,327)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(493)	803	319
Net realized (gain) loss on investments	(41,192)	(88,545)	26
Net realized (gain) loss on foreign currency transactions relating to investments	1,629	(7)	2
Paid-in-kind interest	(95,842)	(36,504)	(17,305)
Paid-in-kind dividend	(26,519)	(14,129)	—
Amortization of debt issuance costs	10,348	9,325	4,372
Amortization of offering costs	—	201	381
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	1,998	(20,416)	(8,420)
(Increase) decrease in dividend income receivable	(5,313)	(555)	(375)
(Increase) decrease in paid-in-kind interest receivable	(527)	(5,293)	(2,757)
(Increase) decrease in prepaid expenses and other assets	947	(1,358)	(34)
Increase (decrease) in management fee payable	890	4,018	2,524
Increase (decrease) in incentive fee payable	(22,709)	31,049	5,303
Increase (decrease) in payables to affiliates	231	256	1,112
Increase (decrease) in payable for investments purchased	(11,372)	11,372	—
Increase (decrease) in accrued expenses and other liabilities	7,753	11,667	4,568
Net cash used in operating activities	(295,284)	(2,619,349)	(1,450,478)
Cash Flows from Financing Activities
Borrowings on debt	1,442,272	3,804,066	3,123,862
Payments on debt	(903,153)	(2,774,593)	(2,307,500)
Debt issuance costs	(11,245)	(6,269)	(32,536)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	1,704,274	656,226
Offering costs paid	—	(74)	(396)
Distributions paid	(136,322)	(83,266)	(49,305)
Net cash provided by financing activities	391,552	2,644,138	1,390,351
Net increase (decrease) in cash	96,268	24,789	(60,127)
Cash, beginning of period	107,025	82,236	142,363
Cash, end of period	$203,293	$107,025	$82,236

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Supplemental and Non-Cash Information
Interest paid during the period	$120,096	$75,507	$30,061
Distributions declared during the period	210,828	122,957	76,766
Reinvestment of distributions during the period	47,044	29,145	18,130
Distribution payable	59,115	31,653	21,107
Taxes, including excise tax, paid during the period	3,900	324	108

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
Owl Rock Technology Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Through August 1, 2021, the Company conducted private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of an Exchange Listing (as defined below) or the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of November 5, 2021, the Capital Commitments were fully drawn. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). The “Commitment Period” will continue until August 10, 2025, which is the earlier of (i) the five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the years ended December 31, 2022 and 2021, PIK interest and PIK dividend income earned was $125.1 million and $58.2 million, representing 25.3% and 16.4% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2018 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2019 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04, 2021-01 and 2022-06 on the consolidated financial statements.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses of approximately $2.8 million, $2.7 million and $2.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of December 31, 2022 , 2021 and 2020, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.8 million, $2.5 million and $2.3 million, respectively.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
For the years ended December 31, 2022, 2021 and 2020, management fees were $55.8 million, $46.9 million and $32.8 million, respectively.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred incentive fees of $28.2 million, $19.5 million and $9.2 million, respectively, based on net investment income.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $19.5 million. For the years ended December 31, 2021 and December 31, 2020, the Company incurred performance-based incentive fees based on capital gains of $27.7 million and $4.2 million, of which $21.8 million and $4.2 million, respectively, were related to unrealized gains.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order exemptive relief (the "Order") that has been granted by the SEC to Owl Rock Capital Advisors LLC (“ORCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with ORCA, Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Diversified Advisors LLC (“ORDA”) and Owl Rock Technology Advisors II LLC ("ORTA II"), together with ORCA, ORPFA, ORDA and the Adviser, the “Owl Rock Advisers”, which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers' investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the Owl Rock Clients and/or other funds established by the Adviser or its affiliates that could avail themselves of the Order and that have investment objective similar to the Company.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
The Company has made investments in non-controlled, affiliated companies, including Fifth Season Investments LLC ("Fifth Season") and LSI Financing DAC 1 ("LSI Financing").
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $20.6 million, $0.5 million, $2.1 million and $1.9 million, respectively. The Company's investment in Fifth Season is a co-investment with their affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate the interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, the Company made a $4.0 million commitment to LSI Financing. The Company's investment in LSI Financing is a co-investment with their affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate the equity interest in LSI Financing.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 4. Investments
Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,252,574	$4,232,118	$4,026,044	$4,043,287
Second-lien senior secured debt investments	561,435	536,957	543,038	546,737
Unsecured debt investments	387,971	361,057	200,253	199,144
Preferred equity investments(1)	819,642	834,593	716,554	801,732
Common equity investments(2)	481,351	446,664	425,463	547,958
Total Investments	$6,502,973	$6,411,389	$5,911,352	$6,138,858
________________
(1)Includes investment in LSI Financing.
(2)Includes investment in Fifth Season.
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.8%
Application Software	16.0	13.4
Banks	2.1	2.3
Building Products	0.7	0.7
Capital Markets	0.3	0.7
Commercial Services & Supplies	—	1.4
Construction & Engineering	—	0.9
Consumer Finance	0.7	0.9
Diversified Consumer Services	8.1	8.7
Diversified Financial Services	5.2	5.4
Electrical Equipment	0.8	—
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	—
Health Care Technology	12.4	11.9
Hotels, Restaurants & Leisure	2.4	3.3
Household Durables	1.1	1.1
Industrial Conglomerates	1.3	1.4
Insurance(1)	1.4	1.1
Internet & Direct Marketing Retail	3.9	4.5
IT Services	7.0	7.8
Life Sciences Tools & Services	0.3	0.3
Pharmaceuticals(2)	0.1	—
Professional Services	6.7	7.9
Real Estate Management & Development	0.8	1.6
Road & Rail	0.2	0.2
Systems Software	22.5	18.9
Thrifts & Mortgage Finance	1.7	1.8
Total	100.0%	100.0%

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
The geographic composition of investments based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.5%	15.3%
Northeast	16.7	17.0
South	20.8	22.5
West	28.6	28.4
Brazil	0.6	0.7
Canada	3.7	3.7
Estonia	0.2	0.2
Guernsey	3.0	3.2
Ireland	0.1	—
Israel	2.4	2.4
Netherlands	4.5	4.7
United Kingdom	1.9	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of December 31, 2022 and 2021:

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,232,118	$4,232,118
Second-lien senior secured debt investments	—	88,882	448,075	536,957
Unsecured debt investments	—	13,735	347,322	361,057
Preferred equity investments(1)	—	—	834,593	834,593
Common equity investments(2)	90,507	12,216	343,941	446,664
Total Investments at fair value	$90,507	$114,833	$6,206,049	$6,411,389
________________
(1)Includes investment in LSI Financing.
(2)Includes investment in Fifth Season.

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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022, 2021 and 2020:

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	666,025	33,735	161,988	139,306	56,123	1,057,177
Payment-in-kind	70,442	7,923	17,478	26,519	—	122,362
Proceeds from investments, net	(506,895)	(21,477)	(11,564)	(101,297)	(3,200)	(644,433)
Net change in unrealized gain (loss)	(37,476)	(21,498)	(22,048)	(70,226)	(63,817)	(215,065)
Net realized gains (losses)	160	—	(1,645)	41,011	104	39,630
Net amortization/accretion of premium/discount on investments	16,102	578	3,969	389	—	21,038
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	—	(87,063)	—	—	(68,689)	(155,752)
Fair value, end of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2022, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

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
(2)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,342,405	$19,600	$—	$57,453	$1,419,458
Purchases of investments, net	1,112,369	151,968	410,035	116,947	1,791,319
Payment-in-kind	5,875	—	11,430	—	17,305
Proceeds from investments, net	(231,792)	(4,492)	(48,750)	—	(285,034)
Net change in unrealized gain (loss)	7,610	1,107	12,148	24,011	44,876
Net realized gains (losses)	(58)	—	—	—	(58)
Net amortization of discount on investments	5,946	177	3,739	—	9,862
Transfers into (out of) Level 3(1)	—	16,636	—	—	16,636
Fair value, end of period	$2,242,355	$184,996	$388,602	$198,411	$3,014,364
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2020, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021
First-lien senior secured debt investments	$(32,712)	$(462)
Second-lien senior secured debt investments	(20,972)	3,556
Unsecured debt investments	(22,050)	(4,769)
Preferred equity investments(1)	(55,282)	66,835
Common equity investments(1)	(63,815)	130,128
Total Investments	$(194,831)	$195,288
________________
(1)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.
The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the year ended December 31, 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020
First-lien senior secured debt investments	$6,824
Second-lien senior secured debt investments	1,107
Unsecured debt investments	12,148
Equity investments	24,011
Total Investments	$44,090

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,152,496	Yield Analysis	Market Yield	8.2%-16.0% (13.0%)	Decrease
	62,045	Recent Transaction	Transaction Price	97.2%-98.5% (97.7%)	Increase
	17,577	Collateral Analysis	Recovery Rate	51.0%-51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$448,075	Yield Analysis	Market Yield	12.6%-20.1% (16.0%)	Decrease
Unsecured debt investments	$223,265	Yield Analysis	Market Yield	10.4%-17.2% (12.6%)	Decrease
	124,057	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$202,357	Yield Analysis	Market Yield	11.9%-20.6% (15.1%)	Decrease
	531,061	Market Approach	Revenue Multiple	5.3x-49.0x (18.3x)	Increase
	65,261	Market Approach	EBITDA Multiple	11.5x-16.3x (16.3x)	Increase
	25,000	Market Approach	Transaction Price	$7.92-$34.56 ($13.25)	Increase
	10,914	Recent Transaction	Transaction Price	96.5%-100.0% (97.8%)	Increase
Common equity investments	$218,808	Market Approach	Revenue Multiple	6.8x-27.0x (18.2x)	Increase
	12,163	Market Approach	EBITDA Multiple	11.4x-23.3x (19.0x)	Increase
	40,444	Market Approach	Transaction Price	$1.00-$75.31 ($70.68)	Increase
	41,262	Market Approach	Discount to Trade Price	$0.03-$3.88 ($0.46)	Decrease
	138	Market Approach	Gross Profit Multiple	8.6x-8.6x (8.6x)	Increase
	31,126	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,378,478	Yield Analysis	Market Yield	5.3%-11.6% (8.6%)	Decrease
	645,282	Recent Transaction	Transaction Price	97.5%-99.6% (98.2%)	Increase
Second-lien senior secured debt investments(1)	$217,710	Yield Analysis	Market Yield	7.9%-10.5% (9.2%)	Decrease
	169,623	Recent Transaction	Transaction Price	98.0%-99.5% (98.5%)	Increase
Unsecured debt investments	$199,144	Yield Analysis	Market Yield	7.2%-9.4% (8.6%)	Decrease
Preferred equity investments	$233,002	Market Approach	Revenue Multiple	8.0x-22.5x (12.6x)	Increase
	82,194	Market Approach	EBITDA Multiple	9.3x-24.0x (17.6x)	Increase
	352,050	Market Approach	Transaction Price	$2.43-$2,178.99 ($276.91)	Increase
	134,486	Recent Transaction	Transaction Price	$5.99-$1,002.52 ($853.58)	Increase
Common equity investments	$42,232	Market Approach	Revenue Multiple	30.0x (30.0x)	Increase
	9,272	Market Approach	EBITDA Multiple	24.0x (24.0x)	Increase
	134,151	Market Approach	Transaction Price	$6.72-609.78 ($436.08)	Increase
	158,252	Market Approach	Discount to Trade Price	$0.68-19.28 ($7.05)	Decrease
	1,174	Market Approach	Gross Profit Multiple	27.0x (27.0x)	Increase
	75,498	Recent Transaction	Transaction Price	$1.00-$100.00 ($18.77)	Increase
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	692,157	692,157	639,327	639,327
SPV Asset Facility I	445,280	445,280	285,705	285,705
SPV Asset Facility II	297,754	297,754	(2,680)	(2,680)
June 2025 Notes	207,051	199,500	206,003	235,725
December 2025 Notes	654,565	593,125	656,708	692,250
June 2026 Notes	369,914	326,250	368,572	386,250
January 2027 Notes	293,915	244,500	292,799	294,000
CLO 2020-1	197,339	197,339	197,317	197,317
Total Debt	$3,157,975	$2,995,905	$2,643,751	$2,727,894
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million and $2.7 million, respectively.
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
Financial Instruments Not Carried at Fair Value
As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 206% and 231% as of December 31, 2022 and December 31, 2021, respectively.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$705,895	$334,105	$692,157
SPV Asset Facility I	450,000	450,000	—	445,280
SPV Asset Facility II	300,000	300,000	—	297,754
June 2025 Notes	210,000	210,000	—	207,051
December 2025 Notes	650,000	650,000	—	654,565
June 2026 Notes	375,000	375,000	—	369,914
January 2027 Notes	300,000	300,000	—	293,915
CLO 2020-1	200,000	200,000	—	197,339
Total Debt	$3,525,000	$3,190,895	$334,105	$3,157,975
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million and $2.7 million, respectively.

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
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$126,170	$84,503	$34,197
Amortization of debt issuance costs	10,348	9,325	4,372
Total Interest Expense	$136,518	$93,828	$38,569
Average interest rate	4.5%	3.7%	3.7%
Average daily borrowings	$2,815,148	$2,228,323	$914,266

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners.
The Revolving Credit Facility is guaranteed by each of OR Tech Lending LLC, ORT KB LLC, ORTF BC 1 LLC, ORTF BC 2 LLC, ORTF BC 3 LLC, ORTF BC 4 LLC, ORTF BC 5 LLC and ORTF BC 6 LLC, each a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Revolving Credit Facility is $1.04 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.56 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on November 13, 2026 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on November 15, 2027 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin or (ii) the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company's debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company's ability to make distributions to their shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the "SPV Asset Facility I Lenders").
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to three years after the SPV Asset Facility I Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on December 22, 2033 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at term SOFR plus a spread of 3.25%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
SPV Asset Facility II
On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and the Company's newly formed subsidiary entered into a Credit Agreement (the

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
"SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement').
From time to time, the Company expects to sell and contribute certain investments to ORTF Funding I pursuant to a Sale and Contribution Agreement by and between the Company and ORTF Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORTF Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORTF Funding I through their ownership of ORTF Funding I. The maximum principal amount which may be borrowed under SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I's assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
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
The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between the Company and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Exchange Act, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes are the Company's direct, general unsecured obligations and rank senior in right of payment to all of the Company's future indebtedness or other obligations

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between us and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are the Company's direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of the Company's existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of the Company's future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The June 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
January 2027 Notes
On June 14, 2021, the Company issued $300 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between the Company and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture.
The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are the Company's direct, general unsecured obligations and rank senior in right of payment to all of the Company's future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of the Company's existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of the Company's future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The January 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$4,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,500	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,413	—
Acquia Inc.	First lien senior secured revolving loan	4,857	11,789
Anaplan, Inc.	First lien senior secured revolving loan	3,542	—
Apptio, Inc.	First lien senior secured revolving loan	1,308	1,962
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	747	—
Avalara, Inc.	First lien senior secured revolving loan	909	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
AxiomSL Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	7,793	11,694
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	12,232	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	3,275
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	71	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	90	—
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Brightly Software Holdings, Inc.	First lien senior secured revolving loan	—	6,923
Centrify Corporation	First lien senior secured revolving loan	—	8,163
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Certify, Inc.	First lien senior secured delayed draw term loan	—	16,500
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,300
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	—

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured delayed draw term loan	—	3,583
Diligent Corporation	First lien senior secured revolving loan	1,066	1,523
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	2,885
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,173	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	3,987	—
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	3,686
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	2,211
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	6,703	6,703
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	679	6,788
Granicus, Inc.	First lien senior secured delayed draw term loan	—	2,218
Granicus, Inc.	First lien senior secured revolving loan	1,737	2,615
Grayshift, LLC	First lien senior secured revolving loan	968	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	1,755
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	2,142
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,957	5,000
Kaseya Inc.	First lien senior secured delayed draw term loan	945	—
Kaseya Inc.	First lien senior secured revolving loan	945	—

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Kaseya Inc.	First lien senior secured delayed draw term loan	—	2,030
Kaseya Inc.	First lien senior secured revolving loan	—	2,450
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	7,443
Litera Bidco LLC	First lien senior secured revolving loan	5,981	8,250
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	—
ManTech International Corporation	First lien senior secured revolving loan	860	—
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,458	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	369	737
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,749
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	—
Pluralsight, LLC	First lien senior secured revolving loan	5,000	10,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD Inc.	First lien senior secured revolving loan	11,429	11,429
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	1,494
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	—
RL Datix Holdings (USA), Inc.	Second lien senior secured loan	—	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	413	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	—
Securonix, Inc.	First lien senior secured revolving loan	3,559	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	—
Smarsh Inc.	First lien senior secured revolving loan	2,762	—
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	10	—

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,383	—
The NPD Group, L.P.	First lien senior secured revolving loan	1,329	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	22,500
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	5,175	7,875
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,000	2,500
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	—
Zendesk, Inc.	First lien senior secured revolving loan	5,321	—
Total Unfunded Portfolio Company Commitments		$390,272	$390,771
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management was not aware of any pending or threatened litigation.
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
During the year ended December 31, 2022, the Company did not deliver capital call notices to investors.
During the year ended December 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
October 25, 2021	November 5, 2021	28,876,374	$529.3
September 15, 2021	September 28, 2021	27,202,175	500.0
June 14, 2021	June 25, 2021	25,571,599	425.0
March 3, 2021	March 16, 2021	16,055,970	250.0
Total		97,706,118	$1,704.3

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

During the year ended December 31, 2020, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
December 3, 2020	December 16, 2020	663,129	$10.0
September 11, 2020	September 24, 2020	673,401	10.0
May 6, 2020	May 19, 2020	19,416,820	274.9
April 15, 2020	April 28, 2020	10,668,889	149.9
March 11, 2020	March 24, 2020	10,840,780	149.4
December 30, 2019	January 13, 2020	4,209,097	62.0
Total		46,472,116	$656.2
Distributions
The following table reflects the distributions declared on shares of the Company's common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including undistributed long-term capital gains.
The following table reflects the distributions declared on shares of the Company's common stock during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Distribution per Share
November 2, 2021	December 31, 2021	January 31, 2022	$0.16
August 3, 2021	September 30, 2021	November 15, 2021	$0.17
May 5, 2021	June 30, 2021	August 13, 2021	$0.24
February 23, 2021	March 31, 2021	May 14, 2021	$0.24

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

The following table reflects the distributions declared on shares of the Company's common stock during the year ended December 31, 2020:

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	871,361
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2021:

	December 31, 2021
Date Declared	Record Date	Payment Date	Shares
August 3, 2021	September 30, 2021	November 15, 2021	419,036
May 5, 2021	June 30, 2021	August 13, 2021	532,072
February 23, 2021	March 31, 2021	May 14, 2021	481,892
November 3, 2020	December 31, 2020	January 29, 2021	374,233
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

	December 31, 2020
Date Declared	Record Date	Payment Date	Shares
August 4, 2020	September 30, 2020	November 13, 2020	383,937
May 5, 2020	June 30, 2020	August 14, 2020	354,998
February 19, 2020	March 31, 2020	May 15, 2020	295,497
October 30, 2019	December 31, 2019	January 31, 2020	227,554

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2022	2021	2020
Increase (decrease) in net assets resulting from operations	$18,999	$424,809	$122,117
Weighted average shares of common stock outstanding—basic and diluted	201,368,005	139,198,430	85,371,169
Earnings (loss) per common share-basic and diluted	$0.09	$3.05	$1.43
Note 10. Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to our shareholders, which generally relieves the Company from U.S. federal income taxes at corporate rates.
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
The following reconciles the increase in net assets resulting from operations for the fiscal periods ended December 31, 2022, 2021 and 2020, respectively.

	For the Years Ended December 31,
	2022(1)	2021	2020
Increase (decrease) in net assets resulting from operations	$19.0	$424.8	$122.1
Adjustments:
Net unrealized gain (loss)	295.0	(188.1)	(43.1)
Deferred organization costs	—	—	—
Excise tax	7.9	4.9	0.4
Other book-tax differences	(41.2)	4.3	3.7
Net operating losses	—	—	—
Taxable Income	280.7	245.9	83.1
________________
(1)Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2022
Total distributions declared during the year ended December 31, 2022 of $210.8 million consisted of approximately $101.0 million of ordinary income and $109.8 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2022, the Company had $154.9 million of undistributed ordinary income, $47.6 million of undistributed capital gains, as well as $(28.4) million of net unrealized losses on investments and assets and liabilities in foreign currencies and $(4.9) million of other temporary differences. For the year ended December 31,

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
2022, 83.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $7.9 million of U.S. federal excise taxes.
As of December 31, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $57.7 million based on a tax cost basis of $6.5 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $196.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $139.1 million.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020
Per share data:
Net asset value, beginning of period	$17.65	$14.88	$14.70
Net investment income (loss)(1)	1.36	1.06	0.92
Net realized and unrealized gain (loss)(1)	(1.27)	2.52	0.10
Total from operations(1)	0.09	3.58	1.02
Distributions declared from net investment income(2)	(1.04)	(0.81)	(0.84)
Total increase (decrease) in net assets	(0.95)	2.77	0.18
Net asset value, end of period	$16.70	$17.65	$14.88
Shares outstanding, end of period	202,882,309	200,099,575	100,586,224
Total Return(3)	0.6%	24.5%	7.2%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	6.5%	8.4%	7.8%
Ratio of net investment income to average net assets(4)	8.0%	6.1%	6.5%
Net assets, end of period	$3,387,365	$3,532,150	$1,496,879
Weighted-average shares outstanding	201,368,005	139,198,430	85,371,169
Total capital commitments, end of period	$3,134,815	$3,134,815	$3,126,885
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	45.7%
Portfolio turnover rate	9.3%	27.3%	10.8%
Year of formation	2018	2018	2018
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
On February 21, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on March 31, 2023, payable on or before May 15, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
(c)Changes in Internal Controls Over Financial Reporting
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2022, our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2016; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class III Director since 2016; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Plains All American Pipeline Company
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021, Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Jefferies Financial Group Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class I Director since 2016; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Owl Rock BDCs Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2016; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")
________________
(1)The address for each director is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)"Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.
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
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation's investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORCC III, ORCIC, ORTIC and ORTF II in November 2021.
We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
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
Meetings and Attendance
The Board met fifteen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
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
The Audit Committee had eight formal meetings in 2022.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2022.
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
In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:
•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.
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

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2018
Bryan Cole	38	Chief Accounting Officer	2018
Neena Reddy	45	Vice President and Secretary	2019
Alan Kirshenbaum	51	Executive Vice President	2020
Jonathan Lamm	48	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	34	Co-Treasurer and Co-Controller	2021
Shari Withem	40	Co-Treasurer and Co-Controller	2021
Jennifer McMillon	45	Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
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
Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 20215-2021, the Company from 2018-2021, and the ORCC III and ORCIC from 2020-2021. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of the Company and ORCC, and as Chief Operating Officer of ORCIC, ORCC II and ORCC III. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a

business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX's finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stears Asset Management ("BSAM") in1999 and worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean's Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.
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
Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of ORCC II, ORCC III, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
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
The members of the Investment Team perform a similar role for ORTIC and ORTF II and certain members of the Investment Team also perform a similar role for ORCC, ORCC II, ORCC III and ORCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.
The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
In addition to managing our investments, as of December 31, 2022, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$2,513.8
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology lending	$2,043.6

In addition to managing our investments, as of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,584.9
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,326.5
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$3,552.7
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$11,036.4
As of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $7.1 billion in gross assets.
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
Alexis Maged
Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer

of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.
Erik Bissonnette
Mr. Bissonnette is a Managing Director in the Owl Rock division of Blue Owl and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Bank of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
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

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 3, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this annual report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	—	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	over $100,000	over $100,000
Pravin Vazirani	over $100,000	over $100,000
Jon ten Oever	over $100,000	over $100,000
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company times the number of shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock as of March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the Investment Committee Member, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the Investment Committee Member, (3) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the Investment Committee Member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the Investment Committee Member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the Investment Committee Member and (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the Investment Committee Member and (7) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee Member.
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

As of December 31, 2022, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$219,500	$219,500	$1,533,749
Christopher M. Temple	$214,500	$214,500	$1,504,587
Eric Kaye	$199,500	$199,500	$1,417,984
Brian Finn(1)	$30,753	$30,753	$202,067
Melissa Weiler	$197,000	$197,000	$1,382,115
Victor Woolridge	$199,500	$199,500	$1,394,615
________________
(1)Mr. Finn resigned from the Board on February 23, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 8, 2023 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 202,882,309 shares of our common stock outstanding as of March 8, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)	25,239,104	12%
Interested Directors
Craig W. Packer	—	—%
Independent Directors
Edward D'Alelio	35,868	*
Eric Kaye	—	—%
Christopher M. Temple	—	—%
Melissa Weiler	—	—%
Victor Woolridge	—	—%
Executive Officers
Karen Hager	—	—%
Bryan Cole	—	—%
Neena Reddy	—	—%
Alan Kirshenbaum	—	—%
Jonathan Lamm	5,443	*
Shari Withem	—	—%
Matthew Swatt	—	—%
Jennifer McMillon	—	—%
All officers and directors as a group (14 persons)(2)	41,311	*
________________
* Less than 1%.
(1)Includes 12,619,552 shares held by The Regents of the University of California, as Trustee for the University of California Retirement Plan and 12,619,552 shares held by The Regents of the University of California. The address of Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)The address for each of the directors and officers is c/o Owl Rock Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 3, 2023 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	—	over $100,000
Independent Directors
Edward D'Alelio	over $100,000	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	over $100,000
________________
(1)Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset value per share of the Company times the number of shares of the Company's common stock beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock as of March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the director, (3) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the director, (5) the current net asset value per shares of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the director (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.

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
Exemptive Relief
We rely on and order for exemptive relief (the "Order") that has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the other Owl Rock BDCs and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to outs.
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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Woolridge, Kaye, Temple, and D'Alelio and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accounting Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.
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
Although action by the shareholders on this matter is not required, the Audit Committee and the Board believes it is appropriate to seek shareholder ratification of this selection in light of the role played by the independent registered public accounting firm in reporting on the Company’s consolidated financial statements. If a quorum is present at the Annual Meeting and the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2022 is not ratified by the shareholders, the adverse vote will be considered by the Audit Committee in determining whether to appoint KPMG LLP as the Company’s independent registered public accounting firm for the succeeding fiscal year.

Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Audit Fees(1)	$693,000	$506,000
Audit-Related Fees(2)	8,750	4,500
Tax Fees(3)	97,360	—
All Other Fees(4)	13,000	149,000
Total Fees	$812,110	$659,500
________________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)“Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."
(3)"Tax Fees" are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning.
(4)"All Other Fees" are fees billed for services other then those stated above.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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

4.2
Indenture, dated as of June 12, 2020 by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on June 12, 2020).

4.3
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

4.5
Third Supplemental Indenture, dated as of December 17, 2020, relating to the 3.75% notes due 2026, by and between Owl Rock Technology Finance Corp. and Wells Fargo Bank, National Association, as trustee, including the form of global notes attached thereto (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed December 17, 2020).

4.6
Fourth Supplemental Indenture, dated June 14, 2021, relating to the 2.500% note due 2027, by and between the Company and Wells Fargo Bank, National Association as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on August 12, 2021).

4.7*	Description of Registrant’s Securities.

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

10.22
Amended and Restated Senior Secured Credit Agreement, dated as of November 15, 2022, between Owl Rock Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 18, 2022).

10.23
Amended and Restated Credit Agreement, dated as of December 22, 2022, by and among OR Tech Financing I LLC, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2022).

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

Owl Rock Technology Finance Corp.

Date: March 8, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 8, 2023.

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