Form 10-Q
period 2023-03-31
Owl Rock Technology Finance Corp.
filed 2023-05-12
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2023
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Emerging growth company	☐	Small reporting company	☐
Non-accelerated filer	☒	Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2023, the registrant had 203,794,524 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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

•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $6,227,098 and $6,192,231, respectively)	$6,185,183	$6,113,513
Non-controlled, affiliated investments (amortized cost of $268,977 and $235,491, respectively)	264,802	231,367
Controlled, affiliated investments (amortized cost of $75,251 and $75,251, respectively)	66,509	66,509
Total investments at fair value (amortized cost of $6,571,326 and $6,502,973, respectively)	6,516,494	6,411,389
Cash	218,270	203,293
Interest receivable	44,517	41,542
Dividend income receivable	6,113	6,243
Prepaid expenses and other assets	1,480	902
Total Assets	$6,786,874	$6,663,369
Liabilities
Debt (net of unamortized debt issuance costs of $32,324 and $32,920, respectively)	$3,212,497	$3,157,975
Management fee payable	14,612	14,243
Distribution payable	70,242	59,115
Incentive fee payable	17,226	15,022
Payables to affiliates	1,367	2,758
Accrued expenses and other liabilities	41,614	26,891
Total Liabilities	$3,357,558	$3,276,004
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 203,794,524 and 202,882,309 shares issued and outstanding, respectively	$2,038	$2,029
Additional paid-in-capital	3,231,431	3,216,142
Accumulated undistributed (overdistributed) earnings	195,847	169,194
Total Net Assets	$3,429,316	$3,387,365
Total Liabilities and Net Assets	$6,786,874	$6,663,369
Net Asset Value Per Share	$16.83	$16.70
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$120,797	$81,292
Payment-in-kind interest income	30,133	17,178
Dividend income	6,339	4,344
Other income	1,605	875
Total investment income from non-controlled, non-affiliated investments	158,874	103,689
Investment income from non-controlled, affiliated investments:
Dividend income	2,614	3,799
Total investment income from non-controlled, affiliated investments	2,614	3,799
Total Investment Income	161,488	107,488
Expenses
Interest expense	$48,211	$27,078
Management fees	14,612	13,986
Incentive fees	10,763	(3,921)
Professional fees	2,031	1,543
Directors' fees	226	282
Other general and administrative	966	1,114
Total Expenses	76,809	40,082
Net Investment Income (Loss) Before Taxes	84,679	67,406
Income tax expense (benefit), including excise tax expense (benefit)	3,074	2,100
Net Investment Income (Loss) After Taxes	81,605	65,306
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$30,865	$(127,506)
Non-controlled, affiliated investments	(51)	24,170
Controlled, affiliated investments	—	(1,542)
Translation of assets and liabilities in foreign currencies	14	19
Total Net Change in Unrealized Gain (Loss)	30,828	(104,859)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(15,503)	$4,224
Foreign currency transactions	(35)	42
Total Net Realized Gain (Loss)	(15,538)	4,266
Total Net Realized and Change in Unrealized Gain (Loss)	$15,290	$(100,593)
Net Increase (Decrease) in Net Assets Resulting from Operations	$96,895	$(35,287)
Earnings (Loss) Per Share - Basic and Diluted	$0.48	$(0.18)
Weighted Average Shares Outstanding - Basic and Diluted	203,490,453	200,404,113
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(8)(15)	Second lien senior secured loan	L +	7.75%	02/2029	84,946	83,917	82,397	2.4%
ManTech International Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	09/2029	6,736	6,609	6,652	0.2%
ManTech International Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(15)	(4)	—%
ManTech International Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(16)	(11)	—%
					91,682	90,495	89,034	2.6%
Application Software
Anaplan, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,768	49,219	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(31)	—	—%
Apptio, Inc.(6)(8)(15)	First lien senior secured loan	L +	5.00%	01/2025	59,901	59,366	59,901	1.8%
Apptio, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L +	6.00%	01/2025	2,942	2,923	2,942	0.1%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(25)	First lien senior secured loan	SA +	5.50%	06/2029	6,571	6,388	6,521	0.2%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(16)(18)(25)	First lien senior secured delayed draw term loan	SA +	5.50%	06/2025	2,661	2,585	2,641	0.1%
Avalara, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,962	9,023	0.3%
Avalara, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(13)	(7)	—%
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)(6)(8)(15)	First lien senior secured loan	L +	5.50%	08/2027	63,519	62,300	59,866	1.8%
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	14,292	13,962	13,168	0.4%
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.50%	08/2027	6,109	5,987	5,719	0.2%
Certify, Inc.(6)(7)	First lien senior secured loan	L +	5.50%	02/2024	57,039	56,882	57,039	1.7%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L +	5.50%	02/2024	570	565	570	—%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	08/2027	66,024	65,493	66,024	1.9%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(36)	—	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC(6)(10)(15)	First lien senior secured loan	SR +	7.50%	02/2030	785	766	766	—%
Coupa Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(1)	(1)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(15)	Unsecured notes	L +	11.75% (incl. 11.75% PIK)	06/2034	33,503	32,631	33,335	1.0%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR +	5.75%	02/2028	12,623	12,410	12,496	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2024	—	(12)	—	—%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	02/2028	—	(12)	(8)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(7)(15)	First lien senior secured loan	L +	5.50%	09/2028	77,237	75,968	76,464	2.2%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(159)	—	—%
Diligent Corporation(6)(7)	First lien senior secured loan	L +	6.17%	08/2025	24,815	24,525	24,629	0.7%
Diligent Corporation(6)(7)(16)	First lien senior secured revolving loan	L +	6.25%	08/2025	457	439	446	—%
Fullsteam Operations, LLC(6)(8)(15)	First lien senior secured delayed draw term loan	L +	7.50% (incl. 3.00% PIK)	10/2027	10,251	10,030	10,149	0.3%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.75% (incl. 6.75% PIK)	07/2027	56,593	55,896	56,027	1.6%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.25%	07/2027	—	(66)	(53)	—%
Granicus, Inc.(6)(7)(15)	First lien senior secured loan	L +	5.50%	01/2027	35,066	34,500	34,365	1.0%
Granicus, Inc.(6)(7)(15)(16)	First lien senior secured revolving loan	L +	6.50%	01/2027	1,374	1,334	1,322	—%
Grayshift, LLC(6)(10)(15)	First lien senior secured loan	SR +	7.50%	07/2028	8,965	8,883	8,965	0.3%
Grayshift, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(8)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	05/2026	49,403	49,102	49,280	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2026	—	(17)	(8)	—%
MessageBird BidCo B.V.(6)(7)(15)(25)	First lien senior secured loan	L +	6.75%	05/2027	120,000	118,047	117,900	3.4%
Ministry Brands Holdings, LLC(6)(11)(15)	First lien senior secured loan	SR +	5.50%	12/2028	7,603	7,473	7,451	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	310	287	283	—%
Ministry Brands Holdings, LLC(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2027	184	173	170	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)	First lien senior secured loan	SR +	5.50%	03/2028	10,201	10,026	10,073	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	03/2028	278	250	257	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(15)	First lien senior secured loan	L +	5.75%	04/2027	40,937	40,268	40,937	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(7)(15)(16)	First lien senior secured revolving loan	L +	5.75%	04/2026	500	466	500	—%
Zendesk, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.00% (incl. 3.50% PIK)	11/2028	51,686	50,698	50,782	1.5%
Zendesk, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(452)	(97)	—%
Zendesk, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(100)	(93)	—%
					880,709	867,445	868,962	25.4%
Banks
Adenza Group, Inc.(6)(7)(15)	First lien senior secured loan	L +	5.75%	12/2027	139,704	138,294	138,307	4.0%
Adenza Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	07/2023	—	(9)	—	—%
Adenza Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(119)	(154)	—%
					139,704	138,166	138,153	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(15)	First lien senior secured loan	L +	5.25%	11/2027	45,000	44,638	45,000	1.3%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(35)	—	—%
					45,000	44,603	45,000	1.3%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR +	6.25%	05/2028	819	804	813	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(1)	—	—%
					819	803	813	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)	Senior convertible notes		N/A	11/2026	25,000	17,899	16,063	0.5%
					25,000	17,899	16,063	0.5%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Litera Bidco LLC(6)(10)(15)	First lien senior secured loan	SR +	5.50%	05/2026	153,027	151,779	152,824	4.5%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	05/2025	—	(40)	(21)	—%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	09/2024	222,548	224,095	221,990	6.5%
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L +	7.50% (incl. 7.50% PIK)	05/2027	130,185	128,937	130,185	3.8%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(116)	—	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L +	4.25%	04/2026	8,588	8,525	8,524	0.2%
					514,348	513,180	513,502	15.0%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)	First lien senior secured loan	SR +	8.00% (incl. 4.00% PIK)	12/2028	839	815	823	—%
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	8	8	7	—%
BTRS Holdings Inc. (dba Billtrust)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	12/2028	12	10	11	—%
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	SA +	6.00% (incl. 6.00% PIK)	09/2025	72,225	77,122	72,225	2.1%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E +	7.00% (incl. 7.00% PIK)	03/2027	8,283	8,349	8,283	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	SA +	7.50% (incl. 7.50% PIK)	03/2026	123,250	134,897	122,018	3.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L +	5.75%	09/2025	16,903	16,802	16,777	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	3,989	3,940	3,959	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	09/2025	—	(10)	(8)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR +	6.50%	02/2029	44,190	43,803	43,970	1.3%
Smarsh Inc.(6)(12)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	5,524	5,425	5,496	0.2%
Smarsh Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	02/2029	88	85	86	—%
					275,311	291,246	273,647	8.0%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(21)(25)	First lien senior secured loan	SR +	6.50%	07/2028	50,000	49,548	49,625	1.5%
					50,000	49,548	49,625	1.5%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(7)(15)(25)	First lien senior secured loan	L +	6.50%	05/2025	71,151	70,734	71,151	2.1%
3ES Innovation Inc. (dba Aucerna)(6)(7)(15)(16)(25)	First lien senior secured revolving loan	L +	6.50%	05/2025	2,000	1,980	2,000	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	05/2026	52,373	52,000	51,587	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	05/2025	—	(17)	(56)	—%
					125,524	124,697	124,682	3.7%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)	First lien senior secured loan	SR +	6.25% (incl. 2.75% PIK)	12/2028	23,823	23,374	23,466	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	12/2027	211	185	189	—%
					24,034	23,559	23,655	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L +	5.75%	08/2028	116,202	114,685	113,877	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(226)	(253)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(7)(15)(16)	First lien senior secured revolving loan	L +	5.75%	08/2026	2,718	2,575	2,474	0.1%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured loan	SA +	4.50%	04/2025	788	866	778	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured loan	SA +	7.75%	04/2026	8,243	9,042	8,161	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR +	6.00%	10/2028	27,441	26,980	26,893	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2027	221	187	177	—%
Hyland Software, Inc.(3)(6)(7)(15)	Second lien senior secured loan	L +	6.25%	07/2025	94,842	94,818	90,271	2.6%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,338	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR +	6.50%	08/2026	156,661	155,401	154,702	4.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured revolving loan	SR +	6.50%	08/2026	6,120	6,082	6,043	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	12/2026	85,226	84,782	84,587	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,031	1,974	1,980	0.1%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/2028	134,071	131,351	131,390	3.8%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	6.25%	05/2024	—	(140)	(104)	—%
Inovalon Holdings, Inc.(6)(8)(15)	Second lien senior secured loan	L +	10.50% (incl. 10.50% PIK)	11/2033	72,366	71,197	71,461	2.1%
RL Datix Holdings (USA), Inc.(6)(12)(15)(18)(25)	First lien senior secured loan	SR +	4.50%	04/2025	14,600	14,405	14,418	0.4%
RL Datix Holdings (USA), Inc.(6)(12)(15)(16)(25)	First lien senior secured revolving loan	SR +	4.50%	04/2025	1,172	1,144	1,147	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	21,971	22,110	0.6%
					762,682	754,564	747,450	21.7%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(7)(15)	First lien senior secured loan	L +	7.00%	02/2025	79,572	79,246	79,174	2.3%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(22)	—	—%
					79,572	79,224	79,174	2.3%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR +	8.00% (incl. 8.00% PIK)	12/2026	75,612	75,057	75,612	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	8.00%	12/2026	—	(111)	—	—%
					75,612	74,946	75,612	2.2%
Industrial Conglomerates
QAD, Inc.(6)(7)(15)	First lien senior secured loan	L +	6.00%	11/2027	87,686	86,271	85,713	2.5%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(175)	(257)	—%
					87,686	86,096	85,456	2.5%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L +	5.25%	01/2028	10,833	10,642	8,981	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(11)(15)	First lien senior secured loan	SR +	7.50%	03/2029	909	886	886	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(2)	—%
Integrity Marketing Acquisition, LLC(6)(8)(15)	First lien senior secured loan	L +	5.80%	08/2025	54,435	54,027	54,435	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	08/2025	—	(22)	—	—%
					66,177	65,531	64,300	1.9%
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)(25)	First lien senior secured loan	L +	7.00%	09/2026	133,333	132,010	133,000	3.9%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Kaseya Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.75%	06/2029	15,610	15,323	15,571	0.5%
Kaseya Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2024	—	(8)	—	—%
Kaseya Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	06/2029	—	(17)	(2)	—%
Pluralsight, LLC(6)(8)(15)	First lien senior secured loan	L +	8.00%	04/2027	159,496	158,362	157,102	4.6%
Pluralsight, LLC(6)(8)(15)(16)	First lien senior secured revolving loan	L +	8.00%	04/2027	5,000	4,947	4,850	0.1%
					313,439	310,617	310,521	9.1%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(3)(6)(8)(15)	First lien senior secured loan	L +	4.25%	09/2025	388	373	381	—%
Bracket Intermediate Holding Corp.(6)(11)(15)	Second lien senior secured loan	SR +	8.13%	09/2026	20,000	19,790	19,700	0.6%
					20,388	20,163	20,081	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L +	6.50%	10/2029	71,667	70,739	68,800	2.0%
Gerson Lehrman Group, Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.25%	12/2024	80,972	80,580	80,972	2.4%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	12/2024	—	(10)	—	—%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L +	6.50%	12/2029	17,868	17,711	17,555	0.5%
Proofpoint, Inc.(6)(7)(15)	Second lien senior secured loan	L +	6.25%	08/2029	55,000	54,766	51,700	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L +	5.75%	06/2028	131,287	130,247	129,974	3.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	8,039	7,967	7,959	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.75%	06/2027	4,950	4,894	4,871	0.1%
When I Work, Inc.(6)(8)(15)	First lien senior secured loan	L +	7.00% (incl. 7.00% PIK)	11/2027	32,080	31,838	31,518	0.9%
When I Work, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L +	6.00%	11/2027	561	518	462	—%
					402,424	399,250	393,811	11.4%
Real Estate Management & Development
REALPAGE, INC.(3)(6)(7)(15)	Second lien senior secured loan	L +	6.50%	04/2029	52,500	51,861	49,418	1.4%
					52,500	51,861	49,418	1.4%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Systems Software
Acquia Inc.(6)(8)	First lien senior secured loan	L +	7.00%	10/2025	152,103	151,279	152,102	4.4%
Acquia Inc.(6)(9)	First lien senior secured revolving loan	L +	7.00%	10/2025	11,789	11,739	11,789	0.3%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible notes		3.00% (incl. 3.00% PIK)	09/2027	122,258	129,496	129,172	3.8%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)	First lien senior secured loan	L +	7.75% (incl. 7.75% PIK)	10/2028	162,011	159,363	159,580	4.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)(16)	First lien senior secured revolving loan	L +	6.75%	10/2027	2,341	2,143	2,165	0.1%
Centrify Corporation(6)(8)(15)	First lien senior secured loan	L +	6.00%	03/2028	79,099	77,596	78,505	2.3%
Centrify Corporation(6)(8)(15)(16)	First lien senior secured revolving loan	L +	6.00%	03/2027	4,081	3,924	4,020	0.1%
Computer Services, Inc. (dba CSI)(6)(11)(15)	First lien senior secured loan	SR +	6.75%	11/2029	1,000	981	988	—%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L +	9.50% (incl. 9.50% PIK)	08/2026	125,536	124,466	125,463	3.7%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	8.00%	07/2024	—	(132)	—	—%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured revolving loan	L +	8.50%	08/2025	8,333	8,264	8,333	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(11)(15)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,924	18,600	0.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(7)(15)(25)	First lien senior secured loan	L +	7.50%	04/2026	148,890	146,335	148,889	4.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L +	7.50%	04/2026	—	(380)	—	—%
Ivanti Software, Inc.(6)(8)(15)	Second lien senior secured loan	L +	7.25%	12/2028	21,000	20,512	15,225	0.4%
Oranje Holdco,Inc. (dba KnowBe4)(6)(10)(15)	First lien senior secured loan	SR +	7.75%	02/2029	12,818	12,630	12,626	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(23)	(24)	—%
Ping Identity Holding Corp.(6)(10)(15)	First lien senior secured loan	SR +	7.00%	10/2029	909	896	900	—%
Ping Identity Holding Corp.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	(1)	—%
Rubrik, Inc.(6)(12)(15)	First lien senior secured loan	SR +	7.00%	06/2027	6,282	6,173	6,235	0.2%
Rubrik, Inc.(6)(12)(15)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2027	305	305	300	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.25%	08/2029	45,640	44,738	45,070	1.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(78)	(54)	—%
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.50%	04/2028	19,774	19,602	19,477	0.6%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(30)	(53)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L +	6.00%	09/2028	172,094	170,668	169,941	5.0%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(97)	(161)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(12)(15)	First lien senior secured loan	SR +	7.69%	08/2028	2,420	2,376	2,378	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.69%	08/2024	—	—	—	—%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	08/2028	—	(2)	(2)	—%
					1,118,683	1,112,667	1,111,463	32.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(10)(15)	First lien senior secured loan	SR +	7.50%	06/2026	112,500	110,578	109,688	3.2%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	06/2026	—	(81)	(313)	—%
					112,500	110,497	109,375	3.2%
Total non-controlled/non-affiliated portfolio company debt investments					$5,263,794	$5,227,057	$5,189,797	151.4%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock		N/A	N/A	419,311	23,012	32,287	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock		N/A	N/A	84,250	4,011	6,487	0.2%
						27,023	38,774	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	37,376	1.1%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock		N/A	N/A	2,000,000	20,027	20,500	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares		N/A	N/A	100,000	1,000	447	—%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock		10.50% PIK	N/A	15,000	18,048	17,550	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock		N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest		N/A	N/A	2,280,564	2,281	2,303	0.1%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants		N/A	N/A	191,530	1,174	160	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	7,906	0.2%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest		N/A	N/A	3,643,669	3,646	3,644	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock		N/A	N/A	5,580,593	25,008	54,016	1.6%
Zoro TopCo, Inc.(15)(19)(28)	Series A Preferred Equity		12.50% PIK	N/A	7,114	7,189	7,248	0.2%
Zoro TopCo, Inc.(15)(19)(26)	Class A Common Units		N/A	N/A	592,872	5,929	5,929	0.2%
						141,385	165,388	4.8%
Capital Markets
Robinhood Markets, Inc.(2)(15)(25)(26)	Common Stock		N/A	N/A	2,416,000	64,335	23,459	0.7%
						64,335	23,459	0.7%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(6)(15)(19)	Series A Preferred Units	SR +	8.25%	N/A	—	70	69	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	2,834	0.1%
						2,911	2,903	0.1%
Consumer Finance
Remitly Global, Inc.(2)(26)	Common Stock		N/A	N/A	2,772,231	20,008	46,989	1.4%
						20,008	46,989	1.4%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest		N/A	N/A	15,000	15,153	17,372	0.5%
						15,153	17,372	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest		N/A	N/A	224,194	223	224	—%
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest		N/A	N/A	120,444	121	120	—%
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units		N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(19)(26)	Preferred Stock		N/A	N/A	143,943	5,012	3,211	0.1%
						5,356	3,555	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	1,269,969	1,266	1,325	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock		10.75% PIK	N/A	50,000	55,523	51,629	1.5%
WP Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units		N/A	N/A	1,250,000	1,267	1,304	—%
						58,056	54,258	1.5%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants		N/A	N/A	5,762,612	36,254	37,650	1.1%
Toast, Inc.(2)(26)	Common Stock		N/A	N/A	322,578	6,398	5,726	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(19)(28)	Series A Preferred Stock	6.00% PIK	N/A	25,000	26,935	26,257	0.8%
					69,587	69,633	2.1%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Class D Units	N/A	N/A	4,126,175	50,025	39,527	1.2%
Klaviyo, Inc.(19)(26)	Common Stock	N/A	N/A	1,198,270	40,018	40,000	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	38,596	1.1%
					132,539	118,123	3.5%
IT Services
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	9,608	0.3%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	2,923	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	36,303	1.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(28)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	7,792	7,945	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	16,380	0.5%
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)(2)(25)(26)	Common Stock	N/A	N/A	1,500,000	15,014	458	—%
WMC Bidco, Inc. (dba West Monroe)(15)(19)(28)	Senior Preferred Stock	11.25% PIK	N/A	57,231	63,664	61,385	1.8%
					168,530	135,002	3.9%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	6,305	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)(28)	Series A Preferred Stock	10.50% PIK	N/A	28,000	31,118	28,716	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	8,047	0.2%
					45,975	43,068	1.2%
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock	N/A	N/A	43,478	11,318	10,491	0.3%
					11,318	10,491	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	12,480	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	38,165	1.1%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	11,263	0.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock		N/A	N/A	75,876	1,500	1,355	—%
Circle Internet Services, Inc.(19)(26)	Warrants		N/A	N/A	244,580	—	2,035	0.1%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	1,567	1,572	1,567	—%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock		N/A	N/A	2,051,634	59,923	50,899	1.5%
Exabeam, Inc.(15)(19)(26)	Common Stock		N/A	N/A	1,289,034	35,746	31,978	0.9%
Halo Parent Newco, LLC(15)(19)(28)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	5,616	5,105	0.1%
Project Hotel California Co-Invest Fund, L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	2,684,708	2,687	2,685	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock		N/A	N/A	2,483,618	16,683	15,781	0.4%
Illumio, Inc.(19)(26)	Common Stock		N/A	N/A	358,365	2,432	1,727	0.1%
Picard Holdco, Inc.(6)(11)(15)(19)	Series A Preferred Stock	SR +	12.00% PIK	N/A	13,790	13,432	13,445	0.4%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock		N/A	N/A	2,525,571	20,004	20,000	0.6%
						233,240	266,153	7.7%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock		N/A	N/A	216,953	3,000	216	—%
Blend Labs, Inc.(15)(19)(26)	Warrants		N/A	N/A	299,216	1,625	2	—%
						4,625	218	—%
Total non-controlled/non-affiliated portfolio company equity investments						$1,000,041	$995,386	28.9%
Total non-controlled/non-affiliated portfolio company investments						$6,227,098	$6,185,183	180.3%

Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(11)(15)(23)(27)	First lien senior secured loan	SR +	6.75% (incl. 6.75% PIK)	03/2027	8,445	8,241	8,277	0.2%
Walker Edison Furniture Company LLC(6)(15)(16)(23)(27)	First lien senior secured delayed draw term loan	SR +	6.75% (incl. 6.75% PIK)	03/2027	—	—	—	—%
Walker Edison Furniture Company LLC(6)(10)(15)(23)(27)	First lien senior secured revolving loan	SR +	6.25% (incl. 6.25% PIK)	03/2027	4,513	4,495	4,513	0.1%
					12,958	12,736	12,790	0.3%
Total non-controlled/affiliated portfolio company debt investments					12,958	12,736	12,790	0.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Equity Investments
Systems Software
Help HP SCF Investor, LP(15)(19)(23)(26)	LP Interest	N/A	N/A	59,333	59,379	65,057	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	27,184	0.8%
					89,384	92,241	2.7%
Insurance
Fifth Season Investments LLC(15)(19)(21)(23)(26)	Class A Units	N/A	N/A	8	26,730	26,730	0.8%
					26,730	26,730	0.8%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(15)(19)(23)	Common Stock	N/A	N/A	98,319	9,500	9,500	0.3%
Signifyd Inc.(19)(23)(28)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	116,803	109,751	3.2%
					126,303	119,251	3.5%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(23)(25)(26)	Preferred Equity	N/A	N/A	13,789,488	13,824	13,790	0.4%
					13,824	13,790	0.4%
Total non-controlled/affiliated portfolio company equity investments					$256,241	$252,012	7.4%
Total non-controlled/affiliated portfolio company investments					$268,977	$264,802	7.7%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,251	66,509	2.0%
					75,251	66,509	2.0%
Total controlled/affiliated portfolio company equity investments					$75,251	$66,509	2.0%
Total controlled/affiliated portfolio company investments					$75,251	$66,509	2.0%
Total Investments					$6,571,326	$6,516,494	190.0%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of March 31, 2023, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $28.9 million based on a tax cost basis of $6.6 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $180.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $151.9 million.
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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
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
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(13)The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $1,206.5 million or 35.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Illumio, Inc.	Common Stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Class D Units	March 24, 2021
Klaviyo, Inc.	Common Stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Saturn Ultimate, Inc.	Common Stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Stock	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Stock	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc. (dba Zendesk, Inc.)	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P. (dba Zendesk, Inc.)	Class A Common Units	November 22, 2022
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
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the three months ended March 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2023	Other Income	Interest Income
Fifth Season Investments LLC	$25,110	$1,472	$—	$148	$—	$—	$26,730	$—	$—
Help HP SCF Investor, LP	65,192	—	—	(135)	—	—	65,057	—	—
LSI Financing 1 DAC	4,013	9,778	—	(1)	—	—	13,790	—	—
Signifyd Inc.	109,216	—	—	535	—	—	109,751	—	—
Split Software, Inc.	27,836	—	—	(652)	—	—	27,184	—	—
Walker Edison Furniture Company LLC	—	22,236	—	54	—	—	22,290	—	—
Total	$231,367	$33,486	$—	$(51)	$—	$—	$264,802	$—	$—
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
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended March 31, 2023 were as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2023	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
Total	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
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
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 23.0% of total assets as calculated in accordance with the regulatory requirements.
(26)Non-income producing investment.
(27)Loan was on non-accrual status as of March 31, 2023.
(28)Contains a fixed-rate structure.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(7)(15)	Second lien senior secured loan	L +	7.75%	02/2029	84,946	83,887	80,486	2.4%
ManTech International Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	09/2029	6,753	6,623	6,618	0.2%
ManTech International Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(15)	(16)	—%
ManTech International Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(16)	(17)	—%
					91,699	90,479	87,071	2.6%
Application Software
Anaplan, Inc.(6)(15)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,755	49,096	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(32)	(9)	—%
Apptio, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.00%	01/2025	59,901	59,298	59,901	1.8%
Apptio, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L +	6.00%	01/2025	1,962	1,939	1,962	0.1%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(25)	First lien senior secured loan	SA +	5.25%	06/2029	6,392	6,384	6,312	0.2%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(16)(18)(25)	First lien senior secured delayed draw term loan	SA +	5.25%	06/2025	2,588	2,583	2,556	0.1%
Avalara, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,958	8,955	0.3%
Avalara, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(13)	(14)	—%
Certify, Inc.(6)(7)	First lien senior secured loan	L +	5.50%	02/2024	57,039	56,841	57,039	1.7%
Certify, Inc.(6)(7)(16)	First lien senior secured revolving loan	L +	5.50%	02/2024	570	564	570	—%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L +	6.75% (incl. 2.50% PIK)	08/2027	65,613	65,057	65,450	1.9%
CivicPlus, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(38)	(12)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(12)(15)	Unsecured notes	SR +	11.75% PIK	06/2034	33,061	32,171	32,565	1.0%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR +	5.75%	02/2028	12,654	12,433	12,465	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2024	—	(13)	(8)	—%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	02/2028	—	(13)	(11)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(7)(15)	First lien senior secured loan	L +	5.50%	09/2028	77,433	76,117	76,658	2.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(166)	—	—%
Diligent Corporation(6)(7)	First lien senior secured loan	L +	6.17%	08/2025	24,879	24,560	24,631	0.7%
Diligent Corporation(6)(7)(16)	First lien senior secured revolving loan	L +	6.25%	08/2025	457	437	442	—%
Fullsteam Operations, LLC(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	7.50%	05/2024	6,121	5,940	5,995	0.2%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.75% PIK	07/2027	55,023	54,295	54,198	1.6%
Gainsight, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.25%	07/2027	—	(70)	(79)	—%
GovBrands Intermediate, Inc.(6)(8)(15)	First lien senior secured loan	L +	5.50%	08/2027	63,680	62,403	60,814	1.8%
GovBrands Intermediate, Inc.(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	14,364	14,015	13,500	0.4%
GovBrands Intermediate, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.50%	08/2027	6,109	5,980	5,804	0.2%
Granicus, Inc.(6)(7)(15)	First lien senior secured loan	L +	5.50%	01/2027	35,086	34,487	34,209	1.0%
Granicus, Inc.(6)(7)(15)(16)	First lien senior secured revolving loan	L +	6.50%	01/2027	877	834	812	—%
Grayshift, LLC(6)(10)(15)	First lien senior secured loan	SR +	7.50%	07/2028	8,987	8,903	8,920	0.3%
Grayshift, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(9)	(7)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(8)(15)	First lien senior secured loan	L +	5.75%	05/2026	49,531	49,241	49,283	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	05/2026	—	(18)	(17)	—%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(6)(7)(15)(25)	First lien senior secured loan	L +	6.75%	05/2027	120,000	117,953	117,300	3.5%
Ministry Brands Holdings, LLC(6)(7)(15)	First lien senior secured loan	L +	5.50%	12/2028	7,622	7,487	7,432	0.2%
Ministry Brands Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(21)	(37)	—%
Ministry Brands Holdings, LLC(6)(7)(15)(16)	First lien senior secured revolving loan	L +	5.50%	12/2027	369	356	350	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(12)(15)	First lien senior secured loan	SR +	5.50%	03/2028	10,226	10,044	10,022	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	03/2028	299	270	265	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(15)	First lien senior secured loan	L +	5.75%	04/2027	41,042	40,338	41,042	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(7)(15)(16)	First lien senior secured revolving loan	L +	5.75%	04/2026	500	463	500	—%
Zendesk, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.50%	11/2028	51,686	50,667	50,653	1.5%
Zendesk, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(472)	(129)	—%
Zendesk, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(104)	(106)	—%
					872,381	858,804	859,272	25.6%
Banks
AxiomSL Group, Inc.(6)(7)(15)	First lien senior secured loan	L +	5.75%	12/2027	140,059	138,587	137,959	4.1%
AxiomSL Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	07/2023	—	(9)	(12)	—%
AxiomSL Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(130)	(231)	—%
					140,059	138,448	137,716	4.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(15)	First lien senior secured loan	L +	5.25%	11/2027	45,114	44,736	45,114	1.3%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(37)	—	—%
					45,114	44,699	45,114	1.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR +	6.25%	05/2028	819	804	809	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(1)	—	—%
					819	803	809	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)(28)	Senior convertible notes		N/A	11/2026	25,000	17,492	13,735	0.4%
					25,000	17,492	13,735	0.4%
Diversified Consumer Services
Litera Bidco LLC(6)(10)(15)	First lien senior secured loan	L +	5.75%	05/2026	153,420	152,083	153,013	4.5%
Litera Bidco LLC(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.75%	05/2025	2,269	2,224	2,228	0.1%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L +	7.00% PIK	09/2024	222,546	223,853	216,982	6.3%
Relativity ODA LLC(6)(7)(15)	First lien senior secured loan	L +	7.50% PIK	05/2027	128,839	127,531	128,516	3.8%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(123)	(28)	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L +	4.25%	04/2026	8,611	8,543	8,503	0.3%
					515,685	514,111	509,214	15.0%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)	First lien senior secured loan	SR +	8.00%	12/2028	839	814	816	—%
BTRS Holdings Inc. (dba Billtrust)(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	12/2024	—	—	(2)	—%
BTRS Holdings Inc. (dba Billtrust)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2028	—	(3)	(2)	—%
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	SA +	6.00% PIK	08/2025	70,265	77,092	70,282	2.1%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E +	7.00% PIK	03/2027	7,956	8,167	7,959	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	SA +	7.50% PIK	03/2026	113,882	128,669	112,459	3.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)	First lien senior secured loan	L +	5.75%	09/2025	16,946	16,827	16,734	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(7)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	3,999	3,945	3,938	0.1%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	09/2025	—	(11)	(14)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR +	6.50%	02/2029	44,190	43,791	43,749	1.3%
Smarsh Inc.(6)(12)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	5,524	5,421	5,469	0.2%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(24)	(28)	—%
					263,601	284,688	261,360	7.7%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(25)	First lien senior secured loan	SR +	6.50%	07/2028	50,000	49,532	49,500	1.5%
					50,000	49,532	49,500	1.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(25)	First lien senior secured loan	L +	6.50%	05/2025	71,335	70,874	70,978	2.1%
3ES Innovation Inc. (dba Aucerna)(6)(8)(15)(16)(25)	First lien senior secured revolving loan	L +	6.50%	05/2025	2,000	1,977	1,977	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(7)(15)	First lien senior secured loan	L +	6.00%	05/2026	52,506	52,107	52,506	1.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.00%	05/2025	—	(18)	—	—%
					125,841	124,940	125,461	3.8%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(15)	First lien senior secured loan	SR +	6.25% (incl. 2.75% PIK)	12/2028	23,717	23,252	23,243	0.7%
The NPD Group, L.P.(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	12/2027	181	153	151	—%
					23,898	23,405	23,394	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L +	5.75%	08/2028	116,496	114,925	113,875	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(236)	(325)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.75%	08/2026	—	(154)	(275)	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured loan	SA +	4.50%	04/2025	767	865	753	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured loan	SA +	7.75%	04/2026	8,019	9,028	7,899	0.2%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR +	6.00%	10/2028	27,511	27,032	26,823	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2027	221	186	166	—%
Hyland Software, Inc.(6)(7)(15)	Second lien senior secured loan	L +	6.25%	07/2025	94,842	94,816	89,626	2.6%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,206	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR +	6.50%	08/2026	157,057	155,719	156,271	4.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(10)(15)(25)	First lien senior secured revolving loan	SR +	6.50%	08/2026	6,120	6,079	6,089	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	12/2026	85,441	84,972	84,800	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	7.00%	12/2024	1,957	1,940	1,927	0.1%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.25% (incl. 2.75% PIK)	11/2028	133,146	130,332	129,817	3.8%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	—	(146)	(173)	—%
Inovalon Holdings, Inc.(6)(8)(15)	Second lien senior secured loan	L +	10.50% PIK	11/2033	69,603	68,424	68,559	2.0%
RL Datix Holdings (USA), Inc.(6)(12)(15)(18)(25)	First lien senior secured loan	SR +	4.50%	04/2025	14,600	14,394	14,389	0.4%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	First lien senior secured revolving loan	SR +	4.50%	04/2025	2,000	1,969	1,965	0.1%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	21,951	21,993	0.6%
					757,760	749,566	741,385	21.7%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(8)(15)	First lien senior secured loan	L +	7.00%	02/2025	79,572	79,217	79,572	2.3%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(25)	—	—%
					79,572	79,192	79,572	2.3%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR +	8.00% PIK	12/2026	73,432	72,845	73,432	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	8.00%	12/2026	—	(118)	—	—%
					73,432	72,727	73,432	2.2%
Industrial Conglomerates
QAD Inc.(6)(7)(15)	First lien senior secured loan	L +	6.00%	11/2027	87,907	86,429	85,709	2.5%
QAD Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(185)	(286)	—%
					87,907	86,244	85,423	2.5%
Insurance
Asurion, LLC(3)(6)(7)(15)	Second lien senior secured loan	L +	5.25%	01/2028	10,833	10,635	8,396	0.2%
Integrity Marketing Acquisition, LLC(6)(9)(15)	First lien senior secured loan	L +	5.80%	08/2025	54,576	54,127	54,439	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.50%	08/2025	—	(25)	(9)	—%
					65,409	64,737	62,826	1.8%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(15)(27)	First lien senior secured loan	L +	8.75% (incl. 3.00% PIK)	03/2027	34,466	33,948	17,577	0.5%
					34,466	33,948	17,577	0.5%
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)(25)	First lien senior secured loan	L +	7.00%	09/2026	133,333	131,934	133,000	3.9%
Kaseya Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.75%	06/2029	15,610	15,315	15,454	0.5%
Kaseya Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2024	—	(9)	—	—%
Kaseya Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	06/2029	—	(17)	(9)	—%
Pluralsight, LLC(6)(8)(15)	First lien senior secured loan	L +	8.00%	04/2027	159,495	158,309	157,102	4.5%
Pluralsight, LLC(6)(7)(15)(16)	First lien senior secured revolving loan	L +	8.00%	04/2027	5,000	4,944	4,850	0.1%
					313,438	310,476	310,397	9.0%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(6)(8)(15)	First lien senior secured loan	L +	4.25%	09/2025	389	372	371	—%
Bracket Intermediate Holding Corp.(6)(8)(15)	Second lien senior secured loan	L +	8.13%	09/2026	20,000	19,778	19,200	0.6%
					20,389	20,150	19,571	0.6%
Professional Services
Cornerstone OnDemand, Inc.(6)(7)(15)	Second lien senior secured loan	L +	6.50%	10/2029	71,667	70,714	68,800	2.0%
Gerson Lehrman Group, Inc.(6)(7)(15)	First lien senior secured loan	L +	5.25%	12/2024	81,181	80,733	81,181	2.4%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	5.25%	12/2024	—	(12)	—	—%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L +	6.50%	12/2029	17,868	17,707	17,510	0.5%
Proofpoint, Inc.(6)(8)(15)	Second lien senior secured loan	L +	6.25%	08/2029	55,000	54,760	52,663	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)	First lien senior secured loan	L +	5.75%	06/2028	131,622	130,538	128,989	3.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)(18)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	8,060	7,984	7,754	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.75%	06/2027	2,700	2,641	2,543	0.1%
When I Work, Inc.(6)(8)(15)	First lien senior secured loan	L +	7.00% PIK	11/2027	31,516	31,264	30,886	0.9%
When I Work, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(45)	(112)	—%
					399,614	396,284	390,214	11.5%
Real Estate Management & Development
REALPAGE, INC.(6)(7)(15)	Second lien senior secured loan	L +	6.50%	04/2029	52,500	51,843	50,269	1.5%
					52,500	51,843	50,269	1.5%
Systems Software
Acquia Inc.(6)(8)	First lien senior secured loan	L +	7.00%	10/2025	152,102	151,211	152,102	4.5%
Acquia Inc.(6)(9)(16)	First lien senior secured revolving loan	L +	7.00%	10/2025	6,932	6,877	6,932	0.2%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible note		3.00% PIK	09/2027	120,600	124,380	124,057	3.7%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)	First lien senior secured loan	L +	7.75% PIK	10/2028	157,013	154,282	153,873	4.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(7)(15)(16)	First lien senior secured revolving loan	L +	6.75%	10/2027	3,901	3,693	3,667	0.1%
Centrify Corporation(6)(8)(15)	First lien senior secured loan	L +	6.00%	03/2028	79,300	77,736	78,309	2.3%
Centrify Corporation(6)(8)(15)	First lien senior secured revolving loan	L +	6.00%	03/2027	8,163	7,996	8,060	0.2%
Computer Services, Inc. (dba CSI)(6)(11)(15)	First lien senior secured loan	SR +	6.75%	11/2029	1,000	980	980	—%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L +	9.50% PIK	08/2026	122,628	121,496	122,484	3.6%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	8.00%	07/2024	—	(142)	—	—%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	8.00%	08/2025	—	(77)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(11)(15)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,922	18,600	0.5%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(7)(15)(25)	First lien senior secured loan	L +	7.50%	04/2026	148,889	146,162	148,889	4.4%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L +	7.50%	04/2026	—	(411)	—	—%
Ivanti Software, Inc.(6)(8)(15)	Second lien senior secured loan	L +	7.25%	12/2028	21,000	20,500	15,750	0.5%
Ping Identity Holding Corp.(6)(10)(15)	First lien senior secured loan	SR +	7.00%	10/2029	909	896	895	—%
Ping Identity Holding Corp.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	(1)	—%
Rubrik, Inc.(6)(12)(15)	First lien senior secured loan	SR +	6.50%	06/2027	6,282	6,168	6,219	0.2%
Rubrik, Inc.(6)(11)(15)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2027	305	305	298	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.25%	08/2029	45,640	44,713	44,727	1.3%
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(82)	(87)	—%
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.50%	04/2028	19,774	19,596	19,576	0.6%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(31)	(36)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L +	6.00%	09/2028	172,093	170,618	169,081	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(102)	(226)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(12)(15)	First lien senior secured loan	SR +	7.69%	08/2028	2,404	2,358	2,361	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.69%	08/2024	—	—	—	—%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.69%	08/2028	—	(2)	(2)	—%
					1,088,935	1,079,041	1,076,508	31.6%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(10)(15)	First lien senior secured loan	SR +	7.50%	07/2026	112,500	110,458	110,531	3.3%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	07/2026	—	(87)	(219)	—%
					112,500	110,371	110,312	3.3%
Total non-controlled/non-affiliated portfolio company debt investments					5,240,019	5,201,980	5,130,132	151.2%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock		N/A	N/A	419,311	23,012	31,579	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock		N/A	N/A	84,250	4,011	6,345	0.2%
						27,023	37,924	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	37,376	1.1%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common Stock		N/A	N/A	2,000,000	20,027	20,400	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares		N/A	N/A	100,000	1,000	1,783	0.1%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock		10.50% PIK	N/A	15,000	17,125	16,587	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock		N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest		N/A	N/A	2,280,564	2,281	2,281	0.1%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants	N/A	N/A	191,530	1,174	138	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	10,043	0.3%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest	N/A	N/A	3,643,669	3,646	3,644	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common Stock	N/A	N/A	5,580,593	25,008	54,016	1.6%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(15)(19)(28)	Series A Preferred Equity	12.50% PIK	N/A	7,114	6,865	6,901	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(15)(19)(26)	Class A Common Units	N/A	N/A	592,872	5,929	5,929	0.2%
					140,138	167,407	5.0%
Capital Markets
Robinhood Markets, Inc.(2)(15)(25)(26)	Common Stock	N/A	N/A	2,416,000	64,334	19,666	0.6%
					64,334	19,666	0.6%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)(28)	Series A Preferred Units	8.25%	N/A	—	70	69	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,834	0.1%
					2,911	2,903	0.1%
Consumer Finance
Remitly Global, Inc.(2)(26)	Common Stock	N/A	N/A	2,772,231	20,008	31,742	0.9%
					20,008	31,742	0.9%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest	N/A	N/A	15,000	15,153	12,216	0.4%
					15,153	12,216	0.4%
Diversified Financial Services
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,012	5,000	0.1%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	—	—	—	—%
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	87,111	87	87	—%
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					5,099	5,087	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,270	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock	10.75% PIK	N/A	50,000	52,525	48,103	1.4%
Wp Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units	N/A	N/A	1,250,000	1,267	1,250	—%
					55,058	50,623	1.4%

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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	12,480	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	42,223	1.2%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	12,368	0.4%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,435	—%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	—	2,380	0.1%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,567	1,572	1,567	—%
Exabeam, Inc.(15)(19)(26)	Series F Preferred Stock	N/A	N/A	2,051,634	59,923	53,790	1.6%
Exabeam, Inc.(15)(19)(26)	Common Stock	N/A	N/A	1,289,034	35,745	29,161	0.9%
Halo Parent Newco, LLC(15)(19)(28)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,613	5,218	0.2%
Project Hotel California Co-Invest Fund, L.P. (15)(19)(25)(26)	LP Interest	N/A	N/A	2,684,708	2,687	2,685	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	2,483,618	16,683	15,781	0.5%
Illumio, Inc.(19)(26)	Common Stock	N/A	N/A	358,365	2,432	1,727	0.1%
Picard Holdco, LLC(6)(11)(15)(19)	Series A Preferred Stock	SR + 12.00% PIK	N/A	12,848	12,484	12,463	0.4%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock	N/A	N/A	2,525,571	20,004	20,000	0.6%
					232,288	270,946	8.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common Stock	N/A	N/A	216,953	3,000	312	—%
Blend Labs, Inc.(15)(19)(26)	Warrants	N/A	N/A	299,216	1,625	8	—%
					4,625	320	—%
Total non-controlled/non-affiliated portfolio company equity investments					990,251	983,381	29.3%
Total non-controlled/non-affiliated portfolio company investments					6,192,231	6,113,513	180.5%

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Equity Investments
Systems Software
Help HP SCF Investor, LP(15)(19)(23)(26)	LP Interest	N/A	N/A	59,332	59,379	65,192	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock	N/A	N/A	12,335,526	30,005	27,836	0.8%
					89,384	93,028	2.7%
Insurance
Fifth Season Investments LLC(15)(19)(23)(26)	Class A Units	N/A	N/A	8	25,258	25,110	0.7%
					25,258	25,110	0.7%
Internet & Direct Marketing Retail
Signifyd Inc.(19)(23)(28)	Series E Preferred Stock	9.00% PIK	N/A	2,755,121	116,803	109,216	3.2%
					116,803	109,216	3.2%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(23)(25)(26)	Preferred Equity	N/A	N/A	4,013,497	4,046	4,013	0.1%
					4,046	4,013	0.1%
Total non-controlled/affiliated portfolio company equity investments					235,491	231,367	6.7%
Total non-controlled/affiliated portfolio company investments					235,491	231,367	6.7%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,251	66,509	2.0%
					75,251	66,509	2.0%
Total controlled/affiliated portfolio company equity investments					75,251	66,509	2.0%
Total controlled/affiliated portfolio company investments					75,251	66,509	2.0%
Total Investments					6,502,973	6,411,389	189.2%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of December 31, 2022, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $57.7 million based on a tax cost basis of $6.5 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $196.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $139.1 million.

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR", which can include one-, three- or six-month SOFR), British Pound Sterling LIBOR ("GBPLIBOR" or "G"), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), Sterling Overnight Interbank Average Rate ("SONIA" or "SA"), Canadian Dollar Offered Rate ("CDOR" or "C"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities" under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1,189.0 million or 35.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Owl Rock Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

Owl Rock Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$81,605	$65,306
Net change in unrealized gain (loss)	30,828	(104,859)
Realized gain (loss)	(15,538)	4,266
Net Increase (Decrease) in Net Assets Resulting from Operations	96,895	(35,287)
Distributions
Distributions declared from earnings(1)	(70,242)	(47,692)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(70,242)	(47,692)
Capital Share Transactions
Reinvestment of distributions	15,298	8,063
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	15,298	8,063
Total Increase/(Decrease) in Net Assets	41,951	(74,916)
Net Assets, at beginning of period	3,387,365	3,532,150
Net Assets, at end of period	$3,429,316	$3,457,234
________________
(1)For the three months ended March 31, 2023 and 2022, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$96,895	$(35,287)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(60,234)	(290,184)
Proceeds from investments and investment repayments, net	19,398	249,855
Net amortization/accretion of premium/discount on investments	(6,956)	(5,763)
Net change in unrealized (gain) loss on investments	(30,814)	104,878
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(12)	(17)
Net realized (gain) loss on investments	15,503	(4,224)
Net realized (gain) loss on foreign currency transactions relating to investments	—	(1)
Paid-in-kind interest	(26,632)	(16,122)
Paid-in-kind dividend	(9,432)	(3,728)
Amortization of debt issuance costs	1,994	1,563
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	3,647	7,136
(Increase) decrease in dividend income receivable	130	(3,927)
(Increase) decrease in paid-in-kind interest receivable	(6,622)	(2,686)
(Increase) decrease in prepaid expenses and other assets	(578)	392
Increase (decrease) in management fee payable	369	633
Increase (decrease) in incentive fee payable	2,204	(15,567)
Increase (decrease) in payables to affiliates	(1,391)	(1,236)
Increase (decrease) in payable for investments purchased	—	(11,372)
Increase (decrease) in accrued expenses and other liabilities	14,723	10,294
Net cash provided by (used in) operating activities	12,192	(15,363)
Cash Flows from Financing Activities
Borrowings on debt	215,926	401,808
Payments on debt	(167,926)	(324,500)
Debt issuance costs	(1,398)	(961)
Distributions paid	(43,817)	(23,590)
Net cash provided by financing activities	2,785	52,757
Net increase (decrease) in cash	14,977	37,394
Cash, beginning of period	203,293	107,025
Cash, end of period	$218,270	$144,419

	For the Three Months Ended March 31,
	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	$30,742	$12,424
Distributions declared during the period	70,242	47,692
Reinvestment of distributions during the period	15,298	8,063
Distribution payable	70,242	47,692
Taxes, including excise tax, paid during the period	7,900	3,900

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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023 and 2022, PIK interest and PIK dividend income earned was $39.1 million and $25.2 million, representing 24.2% and 23.5% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 3. Agreements and Related Party Transactions
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 8, 2023, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $0.7 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of March 31, 2023 and December 31, 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.4 million and $2.8 million, respectively.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2023 and 2022, management fees were $14.6 million and $14.0 million, respectively.
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2023 and 2022, the Company incurred incentive fees of $9.2 million and $6.1 million, respectively, based on net investment income.
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
For the three months ended March 31, 2023, the Company incurred performance-based incentive fees based on capital gains of $1.5 million, of which $1.5 million was related to unrealized gains. For the three months ended March 31, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $10.1 million.
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $1.9 million and $1.5 million, respectively. The Company's investment in Fifth Season is a co-investment with their affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate the interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million commitment to LSI Financing. The Company increased its commitment to LSI Financing on February 17, 2023, February 24, 2023 and March 16, 2023 by $0.2 million, $1.8 million and $7.7 million, respectively. The Company's investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate the equity interest in LSI Financing.
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,275,039	$4,279,774	$4,252,574	$4,232,118
Second-lien senior secured debt investments	564,360	541,717	561,435	536,957
Unsecured debt investments	400,394	381,096	387,971	361,057
Preferred equity investments(1)	838,951	833,319	819,642	834,593
Common equity investments(2)	492,582	480,588	481,351	446,664
Total Investments	$6,571,326	$6,516,494	$6,502,973	$6,411,389
________________
(1)Includes investment in LSI Financing.
(2)Includes investments in Amergin AssetCo and Fifth Season.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Aerospace & Defense	2.0%	1.9%
Application Software	15.9	16.0
Banks	2.1	2.1
Building Products	0.7	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	1.0	0.7
Diversified Consumer Services	8.1	8.1
Diversified Financial Services(3)	5.3	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	1.9	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	12.3	12.4
Hotels, Restaurants & Leisure	2.3	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.3	1.3
Insurance(1)	1.4	1.4
Internet & Direct Marketing Retail	3.8	3.9
IT Services	6.8	7.0
Life Sciences Tools & Services	0.3	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	6.7	6.7
Real Estate Management & Development	0.8	0.8
Road & Rail	0.2	0.2
Systems Software	22.4	22.5
Thrifts & Mortgage Finance	1.7	1.7
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.4%	17.5%
Northeast	16.7	16.7
South	15.4	20.8
West	34.2	28.6
Brazil	0.6	0.6
Canada	3.6	3.7
Estonia	0.2	0.2
Guernsey	3.1	3.0
Ireland	0.2	0.1
Israel	2.3	2.4
Netherlands	4.4	4.5
United Kingdom	1.9	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$381	$4,279,393	$4,279,774
Second-lien senior secured debt investments	—	231,067	310,650	541,717
Unsecured debt investments	—	16,063	365,033	381,096
Preferred equity investments(1)	—	—	833,319	833,319
Common equity investments(2)	106,956	17,372	356,260	480,588
Total Investments at fair value	$106,956	$264,883	$6,144,655	$6,516,494
________________
(1)Includes investment in LSI Financing.
(2)Includes investments in Amergin AssetCo and Fifth Season.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,232,118	$4,232,118
Second-lien senior secured debt investments	—	88,882	448,075	536,957
Unsecured debt investments	—	13,735	347,322	361,057
Preferred equity investments	—	—	834,593	834,593
Common equity investments	90,507	12,216	343,941	446,664
Total Investments at fair value	$90,507	$114,833	$6,206,049	$6,411,389

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	49,655	—	—	9,778	1,729	61,162
Payment-in-kind	14,507	2,762	8,452	9,432	—	35,153
Proceeds from investments, net	(19,397)	—	—	—	—	(19,397)
Net change in unrealized gain (loss)	25,179	(400)	5,680	(20,585)	1,090	10,964
Net realized gains (losses)	(15,503)	—	—	—	—	(15,503)
Net amortization/accretion of premium/discount on investments	2,705	107	3,579	101	—	6,492
Transfers between investment types	(9,500)	—	—	—	9,500	—
Transfers into (out of) Level 3(1)	(371)	(139,894)	—	—	—	(140,265)
Fair value, end of period	$4,279,393	$310,650	$365,033	$833,319	$356,260	$6,144,655
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$8,809	$(58,787)
Second-lien senior secured debt investments	(399)	(2,910)
Unsecured debt investments	5,681	(6,153)
Preferred equity investments	(20,584)	12,004
Common equity investments	1,089	(47,697)
Total Investments	$(5,404)	$(103,543)

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,252,353	Yield Analysis	Market Yield	10.1%-17.1% (12.7%)	Decrease
	27,040	Recent Transaction	Transaction Price	97.5%-100.0% (98.5%)	Increase
Second-lien senior secured debt investments	$310,650	Yield Analysis	Market Yield	12.0%-16.9% (14.3%)	Decrease
Unsecured debt investments	$235,861	Yield Analysis	Market Yield	10.7%-16.5% (12.5%)	Decrease
	129,172	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$219,280	Yield Analysis	Market Yield	11.5%-17.5% (14.5%)	Decrease
	535,123	Market Approach	Revenue Multiple	5.0x-37.5x (16.2x)	Increase
	65,126	Market Approach	EBITDA Multiple	12.0x-17.5x (17.5x)	Increase
	13,790	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
Common equity investments	$227,576	Market Approach	Revenue Multiple	6.3x-20.0x (15.1x)	Increase
	15,077	Market Approach	EBITDA Multiple	11.4x-21.0x (17.7x)	Increase
	38,774	Market Approach	Transaction Price	$77.00-$77.00 ($77.00)	Increase
	38,099	Market Approach	Discount to Trade Price	$0.01-$0.97 ($0.30)	Decrease
	160	Market Approach	Gross Profit Multiple	9.0x-9.0x (9.0x)	Increase
	36,574	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,152,496	Yield Analysis	Market Yield	8.2%-16.0% (13.0%)	Decrease
	62,045	Recent Transaction	Transaction Price	97.2%-98.5% (97.7%)	Increase
	17,577	Collateral Analysis	Recovery Rate	51.0%-51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$448,075	Yield Analysis	Market Yield	12.6%-20.1% (16.0%)	Decrease
Unsecured debt investments	$223,265	Yield Analysis	Market Yield	10.4%-17.2% (12.6%)	Decrease
	$124,057	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$202,357	Yield Analysis	Market Yield	11.9%-20.6% (15.1%)	Decrease
	531,061	Market Approach	Revenue Multiple	5.3x-49.0x (18.3x)	Increase
	65,261	Market Approach	EBITDA Multiple	11.5x-16.3x (16.3x)	Increase
	25,000	Market Approach	Transaction Price	$7.92-$34.56 ($13.25)	Increase
	10,914	Recent Transaction	Transaction Price	96.5%-100.0% (97.8%)	Increase
Common equity investments	$218,808	Market Approach	Revenue Multiple	6.8x-27.0x (18.2x)	Increase
	12,163	Market Approach	EBITDA Multiple	11.4x-23.3x (19.0x)	Increase
	40,444	Market Approach	Transaction Price	$1.00-$75.31 ($70.68)	Increase
	41,262	Market Approach	Discount to Trade Price	$0.03-$3.88 ($0.46)	Decrease
	138	Market Approach	Gross Profit Multiple	8.6x-8.6x (8.6x)	Increase
	31,126	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery (aka waterfall) approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	596,908	596,908	692,157	692,157
SPV Asset Facility I	594,327	594,327	445,280	445,280
SPV Asset Facility II	297,835	297,835	297,754	297,754
June 2025 Notes	207,327	201,075	207,051	199,500
December 2025 Notes	654,192	599,625	654,565	593,125
June 2026 Notes	370,257	330,938	369,914	326,250
January 2027 Notes	294,272	249,000	293,915	244,500
CLO 2020-1	197,379	197,379	197,339	197,339
Total Debt	$3,212,497	$3,067,087	$3,157,975	$2,995,905
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.9 million, $5.7 million, $2.2 million, $2.7 million, -$4.2 million, $4.7 million, $5.7 million and $2.6 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million, and $2.7 million, respectively.
(3)Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company's debt obligations as of the following periods:

	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	1,380,638	1,363,375
Level 3	1,686,449	1,632,530
Total Debt	$3,067,087	$2,995,905
Financial Instruments Not Carried at Fair Value
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 205% and 206% as of March 31, 2023 and December 31, 2022, respectively.
The tables below present the debt obligations for the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$609,821	$430,179	$596,908
SPV Asset Facility I	600,000	600,000	—	594,327
SPV Asset Facility II	300,000	300,000	—	297,835
June 2025 Notes	210,000	210,000	—	207,327
December 2025 Notes	650,000	650,000	—	654,192
June 2026 Notes	375,000	375,000	—	370,257
January 2027 Notes	300,000	300,000	—	294,272
CLO 2020-1	200,000	200,000	—	197,379
Total Debt	$3,675,000	$3,244,821	$430,179	$3,212,497
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.9 million, $5.7 million, $2.2 million, $2.7 million, -$4.2 million, $4.7 million, $5.7 million and $2.6 million, respectively.

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
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million, and $2.7 million, respectively.

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$46,217	$25,515
Amortization of debt issuance costs	1,994	1,563
Total Interest Expense	$48,211	$27,078
Average interest rate	5.8%	3.7%
Average daily borrowings	$3,207,224	$2,748,038
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company's ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company's ability to make distributions to their shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the "SPV Asset Facility I Lenders"). On March 30, 2023, the parties to the SPV Asset Facility I entered into an amendment and the following describes the terms of SPV Asset Facility I as amended through such date.
From time to time, the Company expects to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between the Company and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by OR Tech Financing I through ownership of OR Tech Financing I. The total term loan commitment of the SPV Asset Facility I is $600 million (increased from $450 million on March 30, 2023). The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at term SOFR plus a spread of 3.31%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
SPV Asset Facility II
On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and the Company's newly formed subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement').
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,276	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,380	2,413
Acquia Inc.	First lien senior secured revolving loan	—	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	327	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	768	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,514	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	63	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	77	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	6,703	6,703

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	679	679
Centrify Corporation	First lien senior secured revolving loan	4,081	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
CivicPlus, LLC	First lien senior secured revolving loan	4,664	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured revolving loan	1,066	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,241	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Kaseya Inc.	First lien senior secured delayed draw term loan	945	945
Kaseya Inc.	First lien senior secured revolving loan	945	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,147	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	553	369
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	5,000	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	828	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	413	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	354	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	17	10
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,925	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,000	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,124	—
When I Work, Inc.	First lien senior secured revolving loan	5,045	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$377,759	$390,272
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management was not aware of any pending or threatened litigation.
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
During the three months ended March 31, 2023 and 2022, the Company did not deliver capital call notices to investors.
Distributions
The tables below reflect the distributions declared on shares of the Company's common stock for the following periods:

	March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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
The tables below reflect the common stock issued pursuant to the dividend reinvestment plan for the following periods:

	March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2023	2022
Increase (decrease) in net assets resulting from operations	$96,895	$(35,287)
Weighted average shares of common stock outstanding—basic and diluted	203,490,453	200,404,113
Earnings (loss) per common share-basic and diluted	$0.48	$(0.18)
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

Owl Rock Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2023 and 2022, the Company accrued U.S. federal excise tax of $3.1 million and $2.1 million, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023, the Company recorded a net tax benefit of approximately $1 thousand. For the three months ended March 31, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $1 thousand as of March 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$16.70	$17.65
Net investment income (loss)(1)	0.40	0.33
Net realized and unrealized gain (loss)(1)	0.07	(0.50)
Total from operations(1)	0.47	(0.17)
Distributions declared from net investment income(2)	(0.34)	(0.24)
Total increase (decrease) in net assets	0.13	(0.41)
Net asset value, end of period	$16.83	$17.24
Shares outstanding, end of period	203,794,524	200,556,380
Total Return(3)	2.8%	(1.0)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	9.4%	4.8%
Ratio of net investment income to average net assets(4)	9.6%	7.5%
Net assets, end of period	$3,429,316	$3,457,234
Weighted-average shares outstanding	203,490,453	200,404,113
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	0.2%	3.8%
Year of formation	2018	2018
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
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on June 30, 2023, payable on or before August 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022 and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of March 31, 2023, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and together with the Adviser, ORCA, ORTA II, and ORDA, the "Owl Rock Advisers"). As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2023, our Adviser or its affiliates have originated $74.5 billion aggregate principal amount of investments across multiple industries, of which $71.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average investment size in each of our portfolio companies was approximately $53.9 million based on fair value. As of March 31, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $594 million, weighted average annual EBITDA of $130 million and weighted average enterprise value of $3.8 billion. As of March 31, 2023, investments we classify as growth capital represented 25.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $428 million and a weighted average enterprise value of $8.1 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 97.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds ("ETFs") who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop of 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 65.7% first lien senior secured debt investments (of which 70.8% we consider to be unitranche debt investments (including “last out” portions of such loans)), 8.3% second lien senior secured debt investments, 5.8% unsecured debt investments, 12.8% preferred equity investments and 7.4% common equity investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 10.2% and 10.1%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.0% and 11.9%, respectively.
As of March 31, 2023, we had investments in 121 portfolio companies with an aggregate fair value of $6.5 billion. As of March 31, 2023, we had net leverage of 0.88x debt-to-equity.
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
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities.

Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the effect of interest rates exceeding our interest rate floors.
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$33,196	$296,434
Less: Sell downs	—	—
Total new investment commitments	$33,196	$296,434
Principal amount of investments funded:
First-lien senior secured debt investments	$18,221	$159,357
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	11,074
Preferred equity investments	9,776	90,000
Common equity investments	1,472	—
Total principal amount of investments funded	$29,469	$260,431
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—	$(206,723)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	(182)	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(182)	$(206,723)
Number of new investment commitments in new portfolio companies(1)	3	7
Average new investment commitment amount	$10,575	$39,433
Weighted average term for new debt investment commitments (in years)	5.6	5.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)(3)	12.4%	7.3%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	7.4%	6.3%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.

The table below presents our investments as of the following periods:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,275,039	$4,279,774	(1)	$4,252,574	$4,232,118	(1)
Second-lien senior secured debt investments	564,360	541,717		561,435	536,957
Unsecured debt investments	400,394	381,096		387,971	361,057
Preferred equity investments(2)	838,951	833,319		819,642	834,593
Common equity investments(3)	492,582	480,588		481,351	446,664
Total Investments	$6,571,326	$6,516,494		$6,502,973	$6,411,389
________________
(1)70.8% and 76.1% of which we consider unitranche loans as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes investment in LSI Financing.
(3)Includes investments in Amergin AssetCo and Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Aerospace & Defense	2.0%	1.9%
Application Software	15.9	16.0
Banks	2.1	2.1
Building Products	0.7	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	1.0	0.7
Diversified Consumer Services	8.1	8.1
Diversified Financial Services(3)	5.3	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	1.9	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	12.3	12.4
Hotels, Restaurants & Leisure	2.3	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.3	1.3
Insurance(1)	1.4	1.4
Internet & Direct Marketing Retail	3.8	3.9
IT Services	6.8	7.0
Life Sciences Tools & Services	0.3	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	6.7	6.7
Real Estate Management & Development	0.8	0.8
Road & Rail	0.2	0.2
Systems Software	22.4	22.5
Thrifts & Mortgage Finance	1.7	1.7
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.4%	17.5%
Northeast	16.7	16.7
South	15.4	20.8
West	34.2	28.6
Brazil	0.6	0.6
Canada	3.6	3.7
Estonia	0.2	0.2
Guernsey	3.1	3.0
Ireland	0.2	0.1
Israel	2.3	2.4
Netherlands	4.4	4.5
United Kingdom	1.9	1.9
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio	10.2%	9.8%
Weighted average total yield of debt and income producing securities	12.0%	11.6%
Weighted average interest rate of debt securities	11.3%	10.9%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$811,362	12.5%	$787,221	12.3%
2	5,329,225	81.8	5,250,592	81.8
3	353,617	5.4	355,999	5.6
4	22,290	0.3	—	—
5	—	—	17,577	0.3
Total	$6,516,494	100.0%	$6,411,389	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,227,057	99.8%	$5,168,032	99.3%
Non-accrual	12,736	0.2	33,948	0.7
Total	$5,239,793	100.0%	$5,201,980	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $1.9 million and $1.5 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. We increased our commitment to LSI Financing on February 17, 2023, February 24, 2023 and March 16, 2023 by $0.2 million, $1.8 million and $7.7 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The below table represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Total Investment Income	$161.5	$107.5
Less: Expenses	76.8	40.1
Net Investment Income (Loss) Before Taxes	$84.7	$67.4
Less: Income taxes, including excise taxes	3.1	2.1
Net Investment Income (Loss) After Taxes	$81.6	$65.3
Net change in unrealized gain (loss)	30.8	(104.9)
Net realized gain (loss)	(15.5)	4.3
Net Increase (Decrease) in Net Assets Resulting from Operations	$96.9	$(35.3)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2023, our net asset value per share increased, primarily driven by unrealized gains on the portfolio.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Interest income from investments	$120.8	$81.3
PIK interest income	30.1	17.2
Dividend income	9.0	8.1
Other income	1.6	0.9
Total investment income	$161.5	$107.5
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2023 and 2022
Investment income increased to $161.5 million for the three months ended March 31, 2023 from $107.5 million for the three months ended March 31, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $4.8 billion as of March 31, 2022, to $5.3 billion as of March 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. For the three months ended March 31, 2022, income generated from these fees was $4.6 million. For the three months ended March 31, 2023, no income was generated from these fees. For the three months ended March 31, 2022, there were one-time prepayment fees of approximately $2.1 million. For the three months ended March 31, 2023, there were no one-time prepayment fees. PIK interest and PIK dividend income increased from approximately 23.5% of investment income for the three months ended March 31, 2022, to approximately 24.2% of investment income for the three months ended March 31, 2023 primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. PIK dividend income increased period-over-period due to an increase in our portfolio of dividend income-producing investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Interest expense	$48.2	$27.1
Management fees	14.6	14.0
Incentive fees	10.8	(3.9)
Professional fees	2.0	1.5
Directors' fees	0.2	0.3
Other general and administrative	1.0	1.1
Total operating expenses	$76.8	$40.1
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2023 and 2022
Total expenses increased to $76.8 million for the three months ended March 31, 2023 from $40.1 million for the three months ended March 31, 2022 primarily due to an increase in interest expense, management fees, and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $3.2 billion from $2.7 billion period over period, as well as an increase in the average interest rate to 5.8% from 3.7% period over period. The increase in management fees was driven by growth in the portfolio. The increase in incentive fees was driven by an increase in net investment income as well as unrealized gains on the portfolio for the three months ended March 31, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended March 31, 2023 and 2022 we accrued U.S. federal excise tax of $3.1 million and $2.1 million, respectively.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Net change in unrealized gain (loss) on investments	$30.8	$(104.9)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	—	—
Net change in unrealized gain (loss)	$30.8	$(104.9)
For the Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.9% as of December 31, 2022. The primary drivers of our portfolio's unrealized gains were current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended March 31, 2023
($ in millions)
Walker Edison Furniture Company LLC	$16.4
Remitly Global, Inc.	15.2
Circle Internet Services, Inc.	(5.6)
SLA Eclipse Co-Invest, L.P.	5.2
Muine Gall, LLC	4.8
Robinhood Markets, Inc.	3.8
JumpCloud, Inc.	(3.1)
Kajabi Holdings, LLC	(2.8)
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(2.4)
Nylas, Inc.	(2.1)
Remaining Companies	1.4
Total	$30.8

For the three months ended March 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2021. As of March 31, 2022, the fair value of our debt investments as a percentage of principal was 98.7%, as compared to 99.1% as of December 31, 2021. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended March 31, 2022
($ in millions)
Toast, Inc.	$(43.9)
Remitly Global, Inc.	(26.1)
UserZoom Technologies, Inc.	23.9
Robinhood Markets, Inc.	(10.3)
Linked Store Cayman Ltd. (dba Nuvemshop)	(5.2)
Kajabi Holdings, LLC	(4.7)
SLA Eclipse Co-Invest, L.P.	(4.2)
E2Open Parent Holdings, Inc.	(4.0)
Dodge Data & Analytics LLC	(2.9)
Hg Saturn Luchaco Limited	2.5
Remaining portfolio companies	(30.0)
Total	$(104.9)
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2023	2022
Net realized gain (loss) on investments	$(15.5)	$4.2
Net realized gain (loss) on foreign currency transactions	—	0.1
Net realized gain (loss)	$(15.5)	$4.3
Realized Gross Internal Rate of Return
Since we began investing in 2018 through March 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.5% (based on total capital invested of $1.9 billion and total proceeds from these exited investments of $2.2 billion). Approximately sixty-nine percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 205% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of March 31, 2023, taken together with our available debt capacity of $430.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2023, we had $430.2 million available under our credit facilities.
As of March 31, 2023, we had $218.3 million in cash. During the period ended March 31, 2023, cash provided by operating activities was $12.2 million, primarily as a result of funding portfolio investments of $60.2 million, partially offset by sales of portfolio investments of $19.4 million, and other operating activities of $53.0 million. Lastly, cash provided by financing activities was $2.8 million during the period, which was the result of proceeds from borrowings on our credit facilities, net of debt issuance costs, of $46.6 million, net of $43.8 million of distributions paid.
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
During the three months ended March 31, 2023 and 2022, we did not deliver capital call notices to investors.

Distributions
The tables below present the distributions declared on shares of the Company's common stock during the following periods:

	March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.

	March 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	March 31, 2022
Date Declared	Record Date	Payment Date	Shares
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$609,821	$430,179	$596,908
SPV Asset Facility I	600,000	600,000	—	594,327
SPV Asset Facility II	300,000	300,000	—	297,835
June 2025 Notes	210,000	210,000	—	207,327
December 2025 Notes	650,000	650,000	—	654,192
June 2026 Notes	375,000	375,000	—	370,257
January 2027 Notes	300,000	300,000	—	294,272
CLO 2020-1	200,000	200,000	—	197,379
Total Debt	$3,675,000	$3,244,821	$430,179	$3,212,497
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.9 million, $5.7 million, $2.2 million, $2.7 million, -$4.2 million, $4.7 million, $5.7 million and $2.6 million, respectively.

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
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million, and $2.7 million, respectively.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$46,217	$25,515
Amortization of debt issuance costs	1,994	1,563
Total Interest Expense	$48,211	$27,078
Average interest rate	5.8%	3.7%
Average daily borrowings	$3,207,224	$2,748,038

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2023 (Unaudited)	$609.8	$2,047.9	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$683.0	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
March 31, 2023 (Unaudited)	$600.0	$2,047.9	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
March 31, 2023 (Unaudited)	$300.0	$2,047.9	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
March 31, 2023 (Unaudited)	$210.0	$2,047.9	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
March 31, 2023 (Unaudited)	$650.0	$2,047.9	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
March 31, 2023 (Unaudited)	$375.0	$2,047.9	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
March 31, 2023 (Unaudited)	$300.0	$2,047.9	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO 2020-1
March 31, 2023 (Unaudited)	$200.0	$2,047.9	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and our wholly-owned subsidiary entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the "SPV Asset Facility I Lenders"). On March 30, 2023, the parties to the SPV Asset Facility I entered into an amendment and the following describes the terms of SPV Asset Facility I as amended through such date.
From time to time, we expect to sell and contribute certain investments to OR Tech Financing I pursuant to a Sale and Contribution Agreement by and between us and OR Tech Financing I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by OR Tech Financing I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by OR Tech Financing I through our ownership of OR Tech Financing I. The total term loan commitment of the SPV Asset Facility I is $600 million (increased from $450 million on March 30, 2023). The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at term SOFR plus a spread of 3.31%. The SPV Asset Facility I contains customary covenants, limitations on the activities of OR Tech Financing I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of OR Tech Financing I and on any payments received by OR Tech Financing I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,276	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,380	2,413
Acquia Inc.	First lien senior secured revolving loan	—	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	327	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	768	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,903	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	9,514	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	63	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	77	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	6,703	6,703
Catalis Intermediate, Inc. (dba GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	679	679
Centrify Corporation	First lien senior secured revolving loan	4,081	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,299	1,329
CivicPlus, LLC	First lien senior secured revolving loan	4,664	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured revolving loan	1,066	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—

Portfolio Company	Investment	March 31, 2023	December 31, 2022
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,545	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	5,250	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,990	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,241	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957
Kaseya Inc.	First lien senior secured delayed draw term loan	945	945
Kaseya Inc.	First lien senior secured revolving loan	945	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,147	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	553	369
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	5,000	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	828	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	413	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	354	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	17	10
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,925	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,000	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,124	—
When I Work, Inc.	First lien senior secured revolving loan	5,045	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$377,759	$390,272
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	609.8	—	—	609.8	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	—	300.0	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	650.0		—
June 2026 Notes	375.0	—	—	375.0	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	200.0	—	—	—	200.0
Total Contractual Obligations	$3,244.8	$—	$860.0	$1,584.8	$800.0

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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, our Adviser takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. We currently qualifies as a"limited derivatives user" and expects to continue to do so. We adopted a derivatives policy by Rule 18f-4's August 2022 compliance date, and complies with the recordkeeping requirements.
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

Recent Developments
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on June 30, 2023 payable on or before August 15, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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
In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of March 31, 2023, 97.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$153.9	$51.3	$102.6
Up 200 basis points	$102.6	$34.2	$68.4
Up 100 basis points	$51.3	$17.1	$34.2
Up 50 basis points	$25.6	$8.5	$17.1
Down 50 basis points	$(25.6)	$(8.5)	$(17.1)
Down 100 basis points	$(51.3)	$(17.1)	$(34.2)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10 K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the first quarter of 2023, pursuant to our dividend reinvestment plan, we issued 912,215 shares of our common stock, at a price of $16.77 per share, to stockholders of record as of December 31, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on August 10, 2018).

3.2	Bylaws, dated July 18, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on August 10, 2018)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2023, by and among OR Tech Financing I LLC, as Borrower, and the Lenders party thereto, and acknowledged by Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to the Company's current report on Form 8-K filed on March 31, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp.

Date: May 12, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp.

Date: May 12, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer