Form 10-Q
period 2023-06-30
Blue Owl Technology Finance Corp.
filed 2023-08-11
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 000-55977
____________________________________
BLUE OWL TECHNOLOGY FINANCE CORP.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2023, the registrant had 204,877,097 shares of common stock, $0.01 par value per share, outstanding.

1

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Technology Finance Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $6,101,026 and $6,192,231, respectively)	$6,097,208	$6,113,513
Non-controlled, affiliated investments (amortized cost of $277,982 and $235,491, respectively)	268,183	231,367
Controlled, affiliated investments (amortized cost of $75,251 and $75,251, respectively)	66,509	66,509
Total investments at fair value (amortized cost of $6,454,259 and $6,502,973, respectively)	6,431,900	6,411,389
Cash	79,328	203,293
Interest receivable	45,009	41,542
Dividend income receivable	998	6,243
Prepaid expenses and other assets	687	902
Total Assets	$6,557,922	$6,663,369
Liabilities
Debt (net of unamortized debt issuance costs of $30,644 and $32,920, respectively)	$2,927,794	$3,157,975
Management fee payable	14,843	14,243
Distribution payable	76,156	59,115
Incentive fee payable	20,761	15,022
Payables to affiliates	2,284	2,758
Accrued expenses and other liabilities	30,858	26,891
Total Liabilities	$3,072,696	$3,276,004
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 204,877,097 and 202,882,309 shares issued and outstanding, respectively	$2,049	$2,029
Additional paid-in-capital	3,249,640	3,216,142
Accumulated undistributed (overdistributed) earnings	233,537	169,194
Total Net Assets	$3,485,226	$3,387,365
Total Liabilities and Net Assets	$6,557,922	$6,663,369
Net Asset Value Per Share	$17.01	$16.70
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$128,879	$77,757	$249,676	$159,049
Payment-in-kind interest income	31,791	21,293	61,924	38,471
Dividend income	6,504	4,801	12,843	9,145
Other income	941	1,128	2,546	2,003
Total investment income from non-controlled, non-affiliated investments	168,115	104,979	326,989	208,668
Investment income from non-controlled, affiliated investments:
Dividend income	3,081	2,478	5,695	6,277
Total investment income from non-controlled, affiliated investments	3,081	2,478	5,695	6,277
Total Investment Income	171,196	107,457	332,684	214,945
Expenses
Interest expense	$48,580	$28,715	$96,791	$55,793
Management fees	14,843	13,892	29,455	27,878
Incentive fees	12,768	(9,383)	23,531	(13,304)
Professional fees	2,195	2,037	4,226	3,580
Directors' fees	227	266	453	548
Other general and administrative	2,038	1,079	3,004	2,193
Total Expenses	80,651	36,606	157,460	76,688
Net Investment Income (Loss) Before Taxes	90,545	70,851	175,224	138,257
Income tax expense (benefit), including excise tax expense (benefit)	3,316	3,347	6,390	5,447
Net Investment Income (Loss) After Taxes	87,229	67,504	168,834	132,810
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$31,913	$(179,455)	$62,778	$(306,961)
Non-controlled, affiliated investments	(5,624)	(45,766)	(5,675)	(21,596)
Controlled, affiliated investments	—	(22,439)	—	(23,981)
Translation of assets and liabilities in foreign currencies	278	(292)	292	(273)
Total Net Change in Unrealized Gain (Loss)	26,567	(247,952)	57,395	(352,811)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$80	$9	$(15,423)	$4,233
Non-controlled, affiliated investments	—	36,871	—	36,871
Foreign currency transactions	(30)	(85)	(65)	(43)
Total Net Realized Gain (Loss)	50	36,795	(15,488)	41,061
Total Net Realized and Change in Unrealized Gain (Loss)	$26,617	$(211,157)	$41,907	$(311,750)
Net Increase (Decrease) in Net Assets Resulting from Operations	$113,846	$(143,653)	$210,741	$(178,940)
Earnings (Loss) Per Share - Basic and Diluted	$0.56	$(0.71)	$1.03	$(0.89)
Weighted Average Shares Outstanding - Basic and Diluted	204,353,656	200,939,078	203,924,439	200,673,073
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(11)(15)	Second lien senior secured loan	SR +	7.75%	02/2029	84,946	83,948	82,185	2.4%
ManTech International Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	09/2029	6,719	6,596	6,652	0.2%
ManTech International Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(14)	—	—%
ManTech International Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(15)	(9)	—%
					91,665	90,515	88,828	2.6%
Application Software
Anaplan, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,781	49,219	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(29)	—	—%
Apptio, Inc.(6)(10)(15)	First lien senior secured loan	SR +	5.00%	01/2025	59,901	59,437	59,901	1.8%
Apptio, Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	01/2025	981	964	981	—%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(25)	First lien senior secured loan	SA +	5.25%	06/2029	6,756	6,393	6,705	0.2%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(16)(18)(25)	First lien senior secured delayed draw term loan	SA +	5.25%	06/2025	3,097	2,928	3,087	0.1%
Avalara, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,966	9,045	0.3%
Avalara, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(12)	(5)	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(11)(15)	First lien senior secured loan	SR +	5.50%	08/2027	63,357	62,198	59,556	1.8%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2023	14,255	13,945	13,082	0.4%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2027	6,109	5,994	5,702	0.2%
Certify, Inc.(6)(10)	First lien senior secured loan	SR +	5.50%	02/2024	57,039	56,924	57,039	1.6%
Certify, Inc.(6)(10)(16)	First lien senior secured revolving loan	SR +	5.50%	02/2024	570	566	570	—%
CivicPlus, LLC(6)(8)(15)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	66,445	65,942	66,445	1.9%
CivicPlus, LLC(6)(7)(15)(16)	First lien senior secured revolving loan	L +	6.00%	08/2027	839	806	839	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC(6)(10)(15)	First lien senior secured loan	SR +	7.50%	02/2030	785	766	766	—%
Coupa Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(1)	(1)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(12)(15)	Unsecured notes	SR +	11.75% PIK	06/2034	36,305	35,451	36,123	1.0%
Community Brands ParentCo, LLC(6)(10)(15)	First lien senior secured loan	SR +	5.50%	02/2028	12,591	12,388	12,465	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2024	—	(12)	—	—%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(12)	(8)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(10)(15)	First lien senior secured loan	SR +	5.50%	09/2028	77,041	75,819	75,885	2.2%
Diamondback Acquisition, Inc. (dba Sphera)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2023	—	(151)	(102)	—%
Diligent Corporation(6)(10)	First lien senior secured loan	SR +	6.17%	08/2025	24,751	24,490	24,380	0.7%
Diligent Corporation(6)(10)(16)	First lien senior secured revolving loan	SR +	6.25%	08/2025	731	715	708	—%
Fullsteam Operations, LLC(6)(11)(15)	First lien senior secured delayed draw term loan	SR +	7.50% (3.00% PIK)	10/2027	10,463	10,254	10,567	0.3%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.75% PIK	07/2027	58,176	57,511	57,594	1.7%
Gainsight, Inc.(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	07/2027	3,750	3,688	3,698	0.1%
Granicus, Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.50%	01/2027	35,012	34,479	34,399	1.0%
Granicus, Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	01/2027	811	773	765	—%
Grayshift, LLC(6)(10)(15)(25)	First lien senior secured loan	SR +	8.00%	07/2028	8,942	8,864	8,763	0.3%
Grayshift, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(8)	(19)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	05/2026	49,276	48,996	49,153	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	05/2026	1,115	1,099	1,106	—%
MessageBird BidCo B.V.(6)(7)(15)(25)	First lien senior secured loan	L +	6.75%	05/2027	70,000	68,917	69,300	2.0%
Ministry Brands Holdings, LLC(6)(10)(15)	First lien senior secured loan	SR +	5.50%	12/2028	7,584	7,458	7,432	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	310	287	282	—%
Ministry Brands Holdings, LLC(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2027	270	259	256	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)	First lien senior secured loan	SR +	5.25%	03/2028	10,175	10,007	10,048	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	03/2028	278	251	257	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	04/2027	40,833	40,199	40,833	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	04/2026	1,667	1,635	1,667	—%
Zendesk, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.00% (3.50% PIK)	11/2028	52,140	51,187	51,228	1.5%
Zendesk, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(432)	(97)	—%
Zendesk, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(96)	(93)	—%
					840,665	828,583	829,520	24.0%
Banks
Adenza Group, Inc.(6)(10)(15)	First lien senior secured loan	SR +	5.75%	12/2027	139,348	138,002	139,348	4.0%
Adenza Group, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	07/2023	—	(8)	—	—%
Adenza Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(108)	—	—%
					139,348	137,886	139,348	4.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(8)(15)	First lien senior secured loan	L +	6.50%	11/2027	54,512	54,027	54,512	1.6%
EET Buyer, Inc. (dba e-Emphasys)(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.50%	11/2027	—	(45)	—	—%
					54,512	53,982	54,512	1.6%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR +	6.25%	05/2028	815	801	809	—%
SimpliSafe Holding Corporation(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(1)	—	—%
					815	800	809	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)	Senior convertible notes		N/A	11/2026	25,000	18,314	18,475	0.5%
					25,000	18,314	18,475	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Litera Bidco LLC(6)(10)(15)	First lien senior secured loan	SR +	5.25%	05/2026	152,634	151,478	152,432	4.4%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	05/2025	—	(35)	(21)	—%
Muine Gall, LLC(6)(9)(15)(21)(25)	First lien senior secured loan	L +	7.00% PIK	09/2024	112,606	113,350	111,760	3.2%
Relativity ODA LLC(6)(10)(15)	First lien senior secured loan	SR +	6.50%	05/2027	131,681	130,493	131,681	3.8%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(109)	—	—%
Transact Holdings Inc.(6)(7)(15)	First lien senior secured loan	L +	4.25%	04/2026	8,566	8,507	8,502	0.2%
					405,487	403,684	404,354	11.6%
Diversified Financial Services
Computer Services, Inc. (dba CSI)(6)(11)(15)	First lien senior secured loan	SR +	6.75%	11/2029	998	979	985	—%
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)	First lien senior secured loan	SR +	8.00%	12/2028	839	816	823	—%
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	17	17	16	—%
BTRS Holdings Inc. (dba Billtrust)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	12/2028	31	29	30	—%
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	SA +	6.00% PIK	09/2025	78,002	80,817	78,002	2.2%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E +	7.00% PIK	03/2027	8,530	8,561	8,530	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	SA +	7.50% PIK	03/2026	126,729	134,954	125,462	3.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(10)(15)	First lien senior secured loan	SR +	5.75%	09/2025	16,860	16,778	16,733	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2023	3,979	3,935	3,949	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2025	—	(9)	(8)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR +	6.50%	02/2029	44,190	43,815	43,970	1.3%
Smarsh Inc.(6)(12)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	5,524	5,429	5,496	0.2%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(4)	(2)	—%
					285,699	296,117	283,986	8.1%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(21)(25)	First lien senior secured loan	SR +	6.50%	07/2028	50,000	49,565	49,750	1.5%
					50,000	49,565	49,750	1.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(11)(15)(25)	First lien senior secured loan	SR +	6.50%	05/2025	70,968	70,597	70,968	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(10)(15)(16)(25)	First lien senior secured revolving loan	SR +	6.50%	05/2025	2,000	1,982	2,000	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	05/2026	52,239	51,893	51,717	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	05/2025	—	(15)	(38)	—%
					125,207	124,457	124,647	3.6%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	23,936	23,503	23,637	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	12/2027	121	96	102	—%
					24,057	23,599	23,739	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)	First lien senior secured loan	L +	5.75%	08/2028	115,907	114,447	113,879	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(215)	(181)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(15)(16)	First lien senior secured revolving loan	L +	5.75%	08/2026	4,621	4,488	4,407	0.1%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	810	867	802	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	8,476	9,050	8,412	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	10/2028	27,372	26,930	26,893	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	10/2027	885	853	846	—%
Hyland Software, Inc.(3)(6)(7)(15)	Second lien senior secured loan	L +	6.25%	07/2025	94,842	94,820	90,811	2.6%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,382	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR +	6.50%	08/2026	156,264	155,086	154,310	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(16)(25)	First lien senior secured revolving loan	SR +	6.50%	08/2026	4,759	4,655	4,624	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	12/2026	85,010	84,593	84,161	2.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,031	1,982	1,963	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	134,983	132,357	132,621	3.8%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	6.25% (2.75% PIK)	05/2024	—	(133)	(69)	—%
Inovalon Holdings, Inc.(6)(11)(15)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	75,224	74,067	74,472	2.1%
RL Datix Holdings (USA), Inc.(6)(15)(18)(25)	First lien senior secured loan	SA +	4.50%	04/2025	14,600	14,415	14,454	0.4%
RL Datix Holdings (USA), Inc.(6)(12)(15)(16)(25)	First lien senior secured revolving loan	SR +	4.50%	04/2025	1,112	1,087	1,092	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	21,990	22,166	0.6%
					766,876	758,809	753,045	21.4%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(7)(15)	First lien senior secured loan	L +	7.00%	02/2025	79,572	79,279	79,174	2.3%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(19)	(36)	—%
					79,572	79,260	79,138	2.3%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR +	8.00% PIK	12/2026	77,141	76,616	77,141	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(103)	—	—%
					77,141	76,513	77,141	2.2%
Industrial Conglomerates
QAD, Inc.(6)(10)(15)	First lien senior secured loan	SR +	5.38%	11/2027	87,464	86,115	85,715	2.5%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(166)	(229)	—%
					87,464	85,949	85,486	2.5%
Insurance
Asurion, LLC(3)(6)(10)(15)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,650	9,188	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(11)(15)	First lien senior secured loan	SR +	7.50%	03/2029	909	887	891	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(2)	—%
Integrity Marketing Acquisition, LLC(6)(11)(15)	First lien senior secured loan	SR +	5.80%	08/2025	54,294	53,926	54,294	1.6%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2025	—	(20)	—	—%
					66,036	65,441	64,371	1.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
IT Services
BCPE Nucleon (DE) SPV, LP(6)(9)(15)(25)	First lien senior secured loan	L +	7.00%	09/2026	133,333	132,088	133,333	3.8%
Kaseya Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	15,610	15,332	15,571	0.4%
Kaseya Inc.(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	58	49	58	—%
Kaseya Inc.(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	06/2029	236	220	234	—%
Pluralsight, LLC(6)(11)(15)	First lien senior secured loan	SR +	8.00%	04/2027	159,496	158,418	157,102	4.5%
Pluralsight, LLC(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	8.00%	04/2027	5,000	4,950	4,850	0.1%
					313,733	311,057	311,148	8.8%
Professional Services
Cornerstone OnDemand, Inc.(6)(11)(15)	Second lien senior secured loan	SR +	6.50%	10/2029	71,667	70,764	67,367	1.9%
Gerson Lehrman Group, Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.25%	12/2024	80,764	80,427	80,764	2.3%
Gerson Lehrman Group, Inc.(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	12/2024	1,823	1,815	1,823	0.1%
Motus Group, LLC(6)(7)(15)	Second lien senior secured loan	L +	6.50%	12/2029	17,868	17,714	17,600	0.5%
Proofpoint, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	08/2029	55,000	54,773	53,213	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	06/2028	130,953	129,955	129,972	3.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2023	8,019	7,950	7,959	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	06/2027	6,637	6,585	6,578	0.2%
When I Work, Inc.(6)(8)(15)	First lien senior secured loan	L +	7.00% PIK	11/2027	32,635	32,404	32,064	0.9%
When I Work, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(41)	(98)	—%
					405,366	402,346	397,242	11.3%
Real Estate Management & Development
REALPAGE, INC.(3)(6)(10)(15)	Second lien senior secured loan	SR +	6.50%	04/2029	52,500	51,880	50,705	1.5%
					52,500	51,880	50,705	1.5%
Systems Software
Acquia Inc.(6)(9)	First lien senior secured loan	L +	7.00%	10/2025	152,102	151,349	152,102	4.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Acquia Inc.(6)(9)(16)	First lien senior secured revolving loan	L +	7.00%	10/2025	9,196	9,150	9,196	0.3%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible notes		3.00% PIK	09/2027	122,258	132,953	132,629	3.8%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(11)(15)	First lien senior secured loan	SR +	7.50% PIK	10/2028	167,478	164,916	164,965	4.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	10/2027	2,341	2,154	2,165	0.1%
Centrify Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	03/2028	78,898	77,457	78,306	2.2%
Centrify Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	03/2027	—	(147)	(61)	—%
Exabeam, Inc.(28)	First lien senior secured loan		12.00%	05/2028	40,000	39,609	29,600	0.8%
Forescout Technologies, Inc.(6)(8)(15)	First lien senior secured loan	L +	9.50% PIK	08/2026	128,514	127,508	129,156	3.7%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	9.00%	07/2024	—	(122)	—	—%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	L +	8.50%	08/2025	—	(62)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(12)(15)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,926	19,400	0.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(10)(15)(25)	First lien senior secured loan	SR +	7.50%	04/2026	148,889	146,512	148,889	4.3%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	7.50%	04/2026	—	(349)	—	—%
Ivanti Software, Inc.(6)(8)(15)	Second lien senior secured loan	L +	7.25%	12/2028	21,000	20,528	15,488	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(11)(15)	First lien senior secured loan	SR +	7.75%	02/2029	12,818	12,636	12,626	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(22)	(24)	—%
Ping Identity Holding Corp.(6)(10)(15)	First lien senior secured loan	SR +	7.00%	10/2029	909	896	900	—%
Ping Identity Holding Corp.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	(1)	—%
Rubrik, Inc.(6)(12)(15)	First lien senior secured loan	SR +	7.00%	06/2027	6,282	6,178	6,235	0.2%
Rubrik, Inc.(6)(12)(15)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2027	518	518	512	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.25%	08/2029	45,640	44,763	45,070	1.3%
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(74)	(54)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.50%	04/2028	19,774	19,609	19,082	0.5%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(28)	(125)	—%
Tahoe Finco, LLC(6)(7)(15)(25)	First lien senior secured loan	L +	6.00%	09/2028	172,094	170,716	170,372	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(92)	(129)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(11)(15)(25)	First lien senior secured loan	SR +	7.69%	08/2028	2,437	2,394	2,394	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	7.00%	08/2028	—	(2)	(2)	—%
					1,151,148	1,148,873	1,138,691	32.7%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(10)(15)	First lien senior secured loan	SR +	7.50%	06/2026	112,500	110,703	109,688	3.1%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	06/2026	—	(75)	(313)	—%
					112,500	110,628	109,375	3.1%
Total non-controlled/non-affiliated portfolio company debt investments					$5,154,791	$5,118,258	$5,084,310	145.9%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock		N/A	N/A	419,311	23,013	32,287	0.9%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock		N/A	N/A	84,250	4,011	6,487	0.2%
						27,024	38,774	1.1%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	33,456	1.0%
Alpha Partners Technology Merger Corp(2)(25)(26)	Common stock		N/A	N/A	2,000,000	20,027	20,820	0.6%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares		N/A	N/A	100,000	1,000	455	—%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock		10.50% PIK	N/A	15,000	18,055	17,458	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock		N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest		N/A	N/A	2,280,564	2,281	2,281	0.1%
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants		N/A	N/A	191,530	1,174	214	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	7,906	0.2%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest		N/A	N/A	3,643,669	3,646	3,998	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common stock		N/A	N/A	5,580,593	25,008	55,632	1.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Zoro TopCo, Inc.(15)(19)(28)	Series A Preferred Equity		12.50% PIK	N/A	7,114	7,422	7,491	0.2%
Zoro TopCo, L.P.(15)(19)(26)	Class A Common Units		N/A	N/A	592,872	5,929	5,929	0.2%
						141,625	163,949	4.7%
Capital Markets
Robinhood Markets, Inc.(2)(15)(25)(26)	Common stock		N/A	N/A	2,416,000	64,335	24,112	0.7%
						64,335	24,112	0.7%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)	Series A Preferred Units	SR +	8.25%	N/A	—	70	69	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	2,343	0.1%
						2,911	2,412	0.1%
Consumer Finance
Remitly Global, Inc.(2)(26)	Common stock		N/A	N/A	1,386,115	8,267	26,087	0.7%
						8,267	26,087	0.7%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest		N/A	N/A	15,000	15,217	19,440	0.6%
						15,217	19,440	0.6%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest		N/A	N/A	339,762	338	340	—%
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest		N/A	N/A	1,052,423	1,053	1,052	—%
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units		N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(19)(26)	Preferred Stock		N/A	N/A	143,943	5,012	3,220	0.1%
						6,403	4,612	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	1,269,969	1,266	1,325	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock		10.75% PIK	N/A	50,000	57,079	53,611	1.5%
WP Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units		N/A	N/A	1,250,000	1,267	1,304	—%
						59,612	56,240	1.5%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants		N/A	N/A	5,762,612	36,254	55,822	1.6%
Toast, Inc.(2)(26)	Common stock		N/A	N/A	322,578	6,398	7,281	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(19)(28)	Series A Preferred Stock		6.00% PIK	N/A	25,000	27,333	27,060	0.8%
						69,985	90,163	2.6%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Class D Units		N/A	N/A	4,126,175	50,025	41,170	1.2%
Klaviyo, Inc.(19)(26)	Common stock		N/A	N/A	1,198,270	40,018	40,000	1.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	38,596	1.1%
					132,539	119,766	3.5%
IT Services
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	9,245	0.3%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	2,923	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	36,303	1.1%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(28)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	8,256	8,404	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	16,376	0.5%
WMC Bidco, Inc. (dba West Monroe)(15)(19)(28)	Senior Preferred Stock	11.25% PIK	N/A	5,762,612	67,556	65,023	1.9%
					157,872	138,274	4.1%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	6,305	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)(28)	Series A Preferred Stock	10.50% PIK	N/A	28,000	32,759	29,352	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	8,047	0.2%
					47,616	43,704	1.2%
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock	N/A	N/A	43,478	11,318	10,535	0.3%
					11,318	10,535	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock	N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units	N/A	N/A	12,692,160	12,692	13,036	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	34,192	1.0%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock	N/A	N/A	821,806	6,917	10,238	0.3%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	75,876	1,500	1,287	—%
Circle Internet Services, Inc.(19)(26)	Warrants	N/A	N/A	244,580	—	1,687	—%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,572	1,576	1,485	—%
Exabeam, Inc.(19)(26)	Series F-1 Preferred Stock	N/A	N/A	3,340,668	95,669	97,551	2.8%
Halo Parent Newco, LLC(15)(19)(28)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	5,773	4,702	0.1%
Project Hotel California Co-Invest Fund, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	2,684,708	2,687	2,686	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Illumio, Inc.(19)(26)	Series F Preferred Stock		N/A	N/A	2,483,618	16,683	15,781	0.5%
Illumio, Inc.(19)(26)	Common stock		N/A	N/A	358,365	2,432	1,727	—%
Picard Holdco, Inc.(6)(11)(15)(19)	Series A Preferred Stock	SR +	12.00% PIK	N/A	13,790	13,438	12,584	0.4%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock		N/A	N/A	2,525,571	20,016	20,000	0.6%
						233,419	274,624	7.9%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common stock		N/A	N/A	216,953	3,000	205	—%
Blend Labs, Inc.(15)(19)(26)	Warrants		N/A	N/A	299,216	1,625	1	—%
						4,625	206	—%
Total non-controlled/non-affiliated portfolio company equity investments						$982,768	$1,012,898	29.1%
Total non-controlled/non-affiliated portfolio company investments						$6,101,026	$6,097,208	175.0%

Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(10)(15)(23)(27)	First lien senior secured loan	SR +	6.75% PIK	03/2027	8,842	8,263	8,666	0.3%
Walker Edison Furniture Company LLC(6)(10)(15)(16)(23)(27)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	227	225	227	—%
Walker Edison Furniture Company LLC(6)(10)(15)(23)(27)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	4,513	4,495	4,495	0.1%
					13,582	12,983	13,388	0.4%
Total non-controlled/affiliated portfolio company debt investments					13,582	12,983	13,388	0.4%

Equity Investments
Systems Software
Help HP SCF Investor, LP(15)(19)(23)(26)	LP Interest		N/A	N/A	59,333	59,379	67,070	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	25,586	0.7%
						89,384	92,656	2.6%
Insurance
Fifth Season Investments LLC(15)(19)(21)(23)	Class A Units		N/A	N/A	8	31,293	31,293	0.9%
						31,293	31,293	0.9%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(15)(19)(23)(26)	Common Units		N/A	N/A	98,319	9,500	8,590	0.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Signifyd Inc.(19)(23)(28)	Series E Preferred Shares	9.00% PIK	N/A	2,755,121	122,002	109,500	3.1%
					131,502	118,090	3.4%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(23)(25)	Preferred Equity	N/A	N/A	13,789,000	12,820	12,756	0.4%
					12,820	12,756	0.4%
Total non-controlled/affiliated portfolio company equity investments					$264,999	$254,795	7.3%
Total non-controlled/affiliated portfolio company investments					$277,982	$268,183	7.7%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	LLC Interest	N/A	N/A	75,000	75,251	66,509	1.9%
					75,251	66,509	1.9%
Total controlled/affiliated portfolio company equity investments					$75,251	$66,509	1.9%
Total controlled/affiliated portfolio company investments					$75,251	$66,509	1.9%
Total Investments					$6,454,259	$6,431,900	184.6%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of June 30, 2023, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $16.2 million based on a tax cost basis of $6.5 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $151.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $167.4 million.
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
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(13)The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $1.2 billion or 35.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F-1 Preferred Stock	May 12, 2023
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Class D Units	March 24, 2021
Klaviyo, Inc.	Common stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Shares	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
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
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the period ended June 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2023	Other Income	Interest Income
Fifth Season Investments LLC	$25,110	$6,035	$—	$148	$—	$—	$31,293	$381	$—
Help HP SCF Investor, LP	65,192	—	—	1,878	—	—	67,070	—	—
LSI Financing 1 DAC	4,013	9,807	(1,033)	(31)	—	—	12,756	115	—
Signifyd Inc.	109,216	5,199	—	(4,915)	—	—	109,500	5,199	—
Split Software, Inc.	27,836	—	—	(2,250)	—	—	25,586	—	—
Walker Edison Furniture Company LLC	—	22,483	—	(505)	—	—	21,978	—	—
Total	$231,367	$43,524	$(1,033)	$(5,675)	$—	$—	$268,183	$5,695	$—
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
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended June 30, 2023 were as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2023	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
Total	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
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
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 21.7% of total assets as calculated in accordance with the regulatory requirements.
(26)Non-income producing investment.
(27)Loan was on non-accrual status as of June 30, 2023.
(28)Contains a fixed-rate structure.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities" under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $1.2 million or 35.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$87,229	$67,504	$168,834	$132,810
Net change in unrealized gain (loss)	26,567	(247,952)	57,395	(352,811)
Realized gain (loss)	50	36,795	(15,488)	41,061
Net Increase (Decrease) in Net Assets Resulting from Operations	113,846	(143,653)	210,741	(178,940)
Distributions
Distributions declared from earnings(1)	(76,156)	(47,022)	(146,398)	(94,714)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(76,156)	(47,022)	(146,398)	(94,714)
Capital Share Transactions
Reinvestment of distributions	18,220	12,252	33,518	20,315
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	18,220	12,252	33,518	20,315
Total Increase/(Decrease) in Net Assets	55,910	(178,423)	97,861	(253,339)
Net Assets, at beginning of period	3,429,316	3,457,234	3,387,365	3,532,150
Net Assets, at end of period	$3,485,226	$3,278,811	$3,485,226	$3,278,811
________________
(1)For the three and six months ended June 30, 2023 and 2022, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$210,741	$(178,940)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(138,574)	(562,127)
Proceeds from investments and investment repayments, net	272,016	434,820
Net amortization/accretion of premium/discount on investments	(14,041)	(9,740)
Net change in unrealized (gain) loss on investments	(57,103)	352,538
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(292)	241
Net realized (gain) loss on investments	15,423	(41,104)
Net realized (gain) loss on foreign currency transactions relating to investments	22	65
Paid-in-kind interest	(63,250)	(43,328)
Paid-in-kind dividend	(22,882)	(15,908)
Amortization of debt issuance costs	4,202	2,970
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,744)	11,495
(Increase) decrease in dividend income receivable	5,245	147
(Increase) decrease in paid-in-kind interest receivable	(723)	2,053
(Increase) decrease in prepaid expenses and other assets	215	(48,433)
Increase (decrease) in management fee payable	600	538
Increase (decrease) in incentive fee payable	5,739	(31,089)
Increase (decrease) in payables to affiliates	(474)	(457)
Increase (decrease) in payable for investments purchased	—	(11,372)
Increase (decrease) in accrued expenses and other liabilities	3,967	2,275
Net cash provided by (used in) operating activities	218,087	(135,356)
Cash Flows from Financing Activities
Borrowings on debt	346,830	683,707
Payments on debt	(591,117)	(479,500)
Debt issuance costs	(1,926)	(1,062)
Distributions paid	(95,839)	(59,030)
Net cash provided by (used in) financing activities	(342,052)	144,115
Net increase (decrease) in cash	(123,965)	8,759
Cash, beginning of period	203,293	107,025
Cash, end of period	$79,328	$115,784

	For the Six Months Ended June 30,
	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	89,117	50,887
Distributions declared during the period	146,398	94,714
Reinvestment of distributions during the period	33,518	20,315
Distribution payable	76,156	47,022
Taxes, including excise tax, paid during the period	7,900	3,900
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Technology Finance Corp. (f/k/a Owl Rock Technology Finance Corp.) (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company intends to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, the Company intends to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) (f/k/a Owl Rock Technology Advisors LLC) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2023, PIK interest and dividend income earned was $40.2 million and $79.3 million, representing 23.5% and 23.8% of investment income, respectively. For the three and six months ended June 30, 2022, PIK interest and dividend income earned was $28.6 million and $53.8 million, representing 26.6% and 25.0% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Technology Finance Corp.
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
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company's prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Undistributed long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

Blue Owl Technology Finance Corp.
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
For the three months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $0.6 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the six months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $1.2 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2023 and December 31, 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.3 million and $2.8 million, respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended June 30, 2023 and 2022, management fees were $14.8 million and $13.9 million, respectively. For the six months ended June 30, 2023 and 2022, management fees were $29.5 million and $27.9 million, respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
calendar quarter is payable to the Adviser, and (ii) subsequent to an Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
For the three months ended June 30, 2023 and 2022, the Company incurred incentive fees of $10.1 million and $5.8 million, respectively, based on net investment income. For the six months ended June 30, 2023 and 2022, the Company incurred incentive fees of $19.3 million and $12.0 million, respectively, based on net investment income.
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
For the three and six months ended June 30, 2023, the Company incurred performance-based incentive fees based on capital gains of $2.7 million and $4.2 million, of which $2.7 million and $4.2 million was related to unrealized gains, respectively. For the three and six months ended June 30, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $(15.2) million and $(25.3) million, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order exemptive relief (the "Order") that has been granted by the SEC to Blue Owl Credit Advisors LLC (“OCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, Blue Owl Private Credit Fund Advisors LLC (“OPCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Technology Credit Advisors II LLC ("OTCA II"), together with OCA, OPFA, ODCA and the Adviser, the “Blue Owl Credit Advisers”, which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers' investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have investment objective similar to the Company.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl”. Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Blue Owl” name or logo.
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $1.9 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million and $1.0 million, respectively. The Company's investment in Fifth Season is a co-investment with their affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate the interest in Fifth Season.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,172,611	$4,170,088	$4,252,574	$4,232,118
Second-lien senior secured debt investments	547,580	528,389	561,435	536,957
Unsecured debt investments	411,050	399,221	387,971	361,057
Preferred equity investments(1)	887,258	877,864	819,642	834,593
Common equity investments(2)	435,760	456,338	481,351	446,664
Total Investments	$6,454,259	$6,431,900	$6,502,973	$6,411,389
________________
(1)Includes investment in LSI Financing.
(2)Includes investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Aerospace & Defense	2.0%	1.9%
Application Software	15.4	16.0
Banks	2.2	2.1
Building Products	0.8	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	0.7	0.7
Diversified Consumer Services	6.6	8.1
Diversified Financial Services(3)	5.5	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	1.9	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	12.6	12.4
Hotels, Restaurants & Leisure	2.6	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.3	1.3
Insurance(1)	1.5	1.4
Internet & Direct Marketing Retail	3.9	3.9
IT Services	7.0	7.0
Life Sciences Tools & Services	—	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	6.9	6.7
Real Estate Management & Development	0.8	0.8
Road & Rail	0.2	0.2
Systems Software	23.4	22.5
Thrifts & Mortgage Finance	1.7	1.7
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.0%	17.5%
Northeast	17.1	16.7
South	15.9	20.8
West	33.1	28.6
Argentina	0.6	0.6
Canada	3.6	3.7
Estonia	0.2	0.2
Guernsey	3.3	3.0
Ireland	0.2	0.1
Israel	2.4	2.4
Netherlands	3.7	4.5
United Kingdom	1.9	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$4,170,088	$4,170,088
Second-lien senior secured debt investments	—	232,889	295,500	528,389
Unsecured debt investments	—	18,475	380,746	399,221
Preferred equity investments(1)	—	—	877,864	877,864
Common equity investments(2)	87,750	19,440	349,148	456,338
Total Investments at fair value	$87,750	$270,804	$6,073,346	$6,431,900
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,279,393	$310,650	$365,033	$833,319	$356,260	$6,144,655
Purchases of investments, net	72,343	—	—	42	5,616	78,001
Payment-in-kind	27,167	2,859	6,864	13,451	—	50,341
Proceeds from investments, net	(204,176)	(20,000)	(182)	(1,033)	—	(225,391)
Net change in unrealized gain (loss)	(7,249)	1,690	5,473	(3,765)	23,018	19,167
Net realized gains (losses)	—	—	(22)	—	—	(22)
Net amortization/accretion of premium/discount on investments	2,610	301	3,580	104	—	6,595
Transfers between investment types	—	—	—	35,746	(35,746)	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$4,170,088	$295,500	$380,746	$877,864	$349,148	$6,073,346
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	121,998	—	—	9,820	7,345	139,163
Payment-in-kind	41,674	5,621	15,317	22,882	—	85,494
Proceeds from investments, net	(223,573)	(20,000)	(182)	(1,033)	—	(244,788)
Net change in unrealized gain (loss)	17,931	1,290	11,152	(24,349)	24,108	30,132
Net realized gains (losses)	(15,503)	—	(22)	—	—	(15,525)
Net amortization/accretion of premium/discount on investments	5,315	408	7,159	205	—	13,087
Transfers between investment types	(9,501)	—	—	35,746	(26,246)	(1)
Transfers into (out of) Level 3(1)	(371)	(139,894)	—	—	—	(140,265)
Fair value, end of period	$4,170,088	$295,500	$380,746	$877,864	$349,148	$6,073,346
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	359,341	31,424	41,065	96,387	17,459	545,676
Payment-in-kind	30,983	4,671	7,673	15,908	—	59,235
Proceeds from investments, net	(295,594)	(15,826)	—	(101,297)	—	(412,717)
Net change in unrealized gain (loss)	(48,652)	(17,829)	(23,291)	(86,518)	(101,511)	(277,801)
Net realized gains (losses)	95	—	—	41,011	—	41,106
Net amortization of discount on investments	8,448	260	192	206	—	9,106
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	(392)	(141,788)	—	—	(68,689)	(210,869)
Fair value, end of period	$4,077,989	$396,789	$224,783	$764,588	$270,679	$5,734,828
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
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$(7,249)	$(29,209)
Second-lien senior secured debt investments	1,690	(14,365)
Unsecured debt investments	5,473	(17,139)
Preferred equity investments	(3,765)	(59,355)
Common equity investments	23,018	(62,657)
Total Investments	$19,167	$(182,725)

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$17,931	$(87,690)
Second-lien senior secured debt investments	1,290	(17,828)
Unsecured debt investments	11,152	(23,292)
Preferred equity investments	(24,349)	(71,254)
Common equity investments	24,108	(110,354)
Total Investments	$30,132	$(310,418)
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

As of June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,131,744	Yield Analysis	Market Yield	9.5%-17.0% (13.2%)	Decrease
	38,344	Recent Transaction	Transaction Price	74.0%-98.0% (79.5%)	Increase
Second-lien senior secured debt investments	$295,500	Yield Analysis	Market Yield	12.8%-29.0% (16.3%)	Decrease
Unsecured debt investments	$248,117	Yield Analysis	Market Yield	11.5%-17.3% (13.8%)	Decrease
	132,629	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$225,685	Yield Analysis	Market Yield	11.5%-22.7% (15.3%)	Decrease
	474,733	Market Approach	Revenue Multiple	5.0x-35.0x (15.1x)	Increase
	67,139	Market Approach	EBITDA Multiple	11.3x-16.3x (16.2x)	Increase
	110,307	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
Common equity investments	$198,103	Market Approach	Revenue Multiple	6.8x-17.0x (14.8x)	Increase
	23,094	Market Approach	EBITDA Multiple	6.8x-19.3x (12.8x)	Increase
	38,774	Market Approach	Transaction Price	$77.00-$77.00 ($77.00)	Increase
	56,278	Market Approach	Discount to Trade Price	$0.01-$0.99 ($0.44)	Decrease
	214	Market Approach	Gross Profit Multiple	10.0x-10.0x (10.0x)	Increase
	32,685	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,152,496	Yield Analysis	Market Yield	8.2%-16.0% (13.0%)	Decrease
	62,045	Recent Transaction	Transaction Price	97.2%-98.5% (97.7%)	Increase
	17,577	Collateral Analysis	Recovery Rate	51.0%-51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$448,075	Yield Analysis	Market Yield	12.6%-20.1% (16.0%)	Decrease
Unsecured debt investments	$223,265	Yield Analysis	Market Yield	10.4%-17.2% (12.6%)	Decrease
	$124,057	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$202,357	Yield Analysis	Market Yield	11.9%-20.6% (15.1%)	Decrease
	531,061	Market Approach	Revenue Multiple	5.3x-49.0x (18.3x)	Increase
	65,261	Market Approach	EBITDA Multiple	11.5x-16.3x (16.3x)	Increase
	25,000	Market Approach	Transaction Price	$7.92-$34.56 ($13.25)	Increase
	10,914	Recent Transaction	Transaction Price	96.5%-100.0% (97.8%)	Increase
Common equity investments	$218,808	Market Approach	Revenue Multiple	6.8x-27.0x (18.2x)	Increase
	12,163	Market Approach	EBITDA Multiple	11.4x-23.3x (19.0x)	Increase
	40,444	Market Approach	Transaction Price	$1.00-$75.31 ($70.68)	Increase
	41,262	Market Approach	Discount to Trade Price	$0.03-$3.88 ($0.46)	Decrease
	138	Market Approach	Gross Profit Multiple	8.6x-8.6x (8.6x)	Increase
	31,126	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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

Blue Owl Technology Finance Corp.
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	313,745	313,745	692,157	692,157
SPV Asset Facility I	594,171	594,171	445,280	445,280
SPV Asset Facility II	298,050	298,050	297,754	297,754
June 2025 Notes	207,599	199,500	207,051	199,500
December 2025 Notes	653,814	588,250	654,565	593,125
June 2026 Notes	370,604	326,250	369,914	326,250
January 2027 Notes	294,628	249,000	293,915	244,500
CLO 2020-1	195,183	195,183	197,339	197,339
Total Debt	$2,927,794	$2,764,149	$3,157,975	$2,995,905
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.0 million, $5.8 million, $2.0 million, $2.4 million, -$3.8 million, $4.4 million, $5.4 million and $2.5 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million, and $2.7 million, respectively.
(3)Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company's debt obligations as of the following periods:

	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	1,363,000	1,363,375
Level 3	1,401,149	1,632,530
Total Debt	$2,764,149	$2,995,905
Financial Instruments Not Carried at Fair Value
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 217% and 206% as of June 30, 2023 and December 31, 2022, respectively.
The tables below present the debt obligations for the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$325,725	$714,275	$313,745
SPV Asset Facility I	600,000	600,000	—	594,171
SPV Asset Facility II	300,000	300,000	—	298,050
June 2025 Notes	210,000	210,000	—	207,599
December 2025 Notes	650,000	650,000	—	653,814
June 2026 Notes	375,000	375,000	—	370,604
January 2027 Notes	300,000	300,000	—	294,628
CLO 2020-1	197,713	197,713	—	195,183
Total Debt	$3,672,713	$2,958,438	$714,275	$2,927,794
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.0 million, $5.8 million, $2.0 million, $2.4 million, -$3.8 million, $4.4 million, $5.4 million and $2.5 million, respectively.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$46,372	$27,308	$92,589	$52,823
Amortization of debt issuance costs	2,208	1,407	4,202	2,970
Total Interest Expense	$48,580	$28,715	$96,791	$55,793
Average interest rate	6.1%	4.0%	5.9%	3.9%
Average daily borrowings	$3,033,940	$2,690,461	$3,118,880	$2,719,091
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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
SPV Asset Facility II
On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and the Company's newly formed subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement'). The following describes the terms of the SPV Asset Facility II as amended through June 23, 2023.
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
Amounts drawn bear interest at Term SOFR plus a spread of 2.625% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I's assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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

Blue Owl Technology Finance Corp.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,160	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	1,448	2,413
Acquia Inc.	First lien senior secured revolving loan	2,594	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	2,288	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	428	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,904	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	7,611	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	54	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	58	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	6,703	6,703

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	679	679
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
CivicPlus, LLC	First lien senior secured revolving loan	3,824	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured revolving loan	792	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,176	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	1,500	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,823	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,327	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,804	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,229	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,088	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957
Kaseya Inc.	First lien senior secured delayed draw term loan	887	945
Kaseya Inc.	First lien senior secured revolving loan	709	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,147	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	467	369
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	5,000	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	888	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	200	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	10

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,238	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	833	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	899	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$387,509	$390,272
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company's common stock during the six months ended June 30, 2023 and 2022.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company's common stock during the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including undistributed long-term capital gains.

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$113,846	$(143,653)	$210,741	$(178,940)
Weighted average shares of common stock outstanding—basic and diluted	204,353,656	200,939,078	203,924,439	200,673,073
Earnings (loss) per common share-basic and diluted	$0.56	$(0.71)	$1.03	$(0.89)
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
For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $3.3 million and $6.4 million, respectively. For the three and six months ended June 30, 2022, the Company accrued U.S. federal excise tax of $3.3 million and $5.4 million, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand and $2 thousand, respectively. For the three and six months ended June 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $2 thousand as of June 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$16.70	$17.65
Net investment income (loss)(1)	0.83	0.66
Net realized and unrealized gain (loss)(1)	0.19	(1.55)
Total from operations(1)	1.02	(0.89)
Distributions declared from net investment income(2)	(0.71)	(0.47)
Total increase (decrease) in net assets	0.31	(1.36)
Net asset value, end of period	$17.01	$16.29
Shares outstanding, end of period	204,877,097	201,267,104
Total Return(3)	6.2%	(5.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	9.5%	4.8%
Ratio of net investment income to average net assets(4)	9.8%	7.8%
Net assets, end of period	$3,485,226	$3,278,811
Weighted-average shares outstanding	203,924,439	200,673,073
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	3.7%	6.1%
Year of formation	2018	2018
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
Blue Owl Technology Finance Corp. was formerly known as "Owl Rock Technology Finance Corp." On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company's name to "Blue Owl Technology Finance Corp." The Company's new name took effect on July 6, 2023.
On July 7, 2023, the parties to the Revolving Credit Facility increased the aggregate commitment of the Lenders under the Facility from $1.04 billion to $1.07 billion.
On July 18, 2023, Owl Rock Technology Financing 2020-1 LLC entered into a supplemental indenture to the CLO 2020-1 Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the Indenture from LIBOR to term SOFR plus a spread adjustment.
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 29, 2023, payable on or before November 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022, our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Technology Finance Corp. (the “Company”, “we”, “us” or “our”) (f/k/a Owl Rock Technology Finance Corp.) is a Maryland corporation formed on July 12, 2018. We were formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We intend to originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.
We are managed by Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”) (f/k/a Owl Rock Technology Advisors LLC). The Adviser is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of June 30, 2023, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Ow's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC (“OPCA”) and together with the Adviser, OCA, OTCA II, and ODCA, the "Blue Owl Credit Advisers"). As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across Blue Owl's Credit platform. The Blue Owl Credit Advisers are investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2023, our Adviser or its affiliates have originated $78.0 billion aggregate principal amount of investments across multiple industries, of which $74.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average investment size in each of our portfolio companies was approximately $54.0 million based on fair value. As of June 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 70.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $604 million, weighted average annual EBITDA of $146 million and weighted average enterprise value of $3.8 billion. As of June 30, 2023, investments we classify as growth capital represented 26.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $456 million and a weighted average enterprise value of $8.7 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 96.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 64.9% first lien senior secured debt investments (of which 71.7% we consider to be unitranche debt investments (including “last out” portions of such loans)), 8.2% second lien senior secured debt investments, 6.2% unsecured debt investments, 13.6% preferred equity investments and 7.1% common equity investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 10.4% and 10.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.3% and 12.2%, respectively.
As of June 30, 2023, we had investments in 119 portfolio companies with an aggregate fair value of $6.4 billion. As of June 30, 2023, we had net leverage of 0.83x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to moderate repayments and originations over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including Fifth Season Investments LLC ("Fifth Season"), LSI Financing DAC 1 ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

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
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$63,212	$335,071
Less: Sell downs	(3,637)	(31,506)
Total new investment commitments	$59,575	$303,565
Principal amount of investments funded:
First-lien senior secured debt investments	$49,626	$111,864
Second-lien senior secured debt investments	—	17,647
Unsecured debt investments	—	56,016
Preferred equity investments	—	7,500
Common equity investments	4,420	17,444
Total principal amount of investments funded	$54,046	$210,471
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(171,773)	$(39,340)
Second-lien senior secured debt investments	(20,000)	—
Unsecured debt investments	—	—
Preferred equity investments	—	(50,000)
Common equity investments	(27,777)	—
Total principal amount of investments sold or repaid	$(219,550)	$(89,340)
Number of new investment commitments in new portfolio companies(1)	—	10
Average new investment commitment amount	$—	$22,159
Weighted average term for new debt investment commitments (in years)	5.0	6.3
Percentage of new debt investment commitments at floating rates	32.0%	100.0%
Percentage of new debt investment commitments at fixed rates	68.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)(3)	11.9%	8.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.5%	6.7%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12%% as of June 30, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023.

The table below presents our investments as of the following periods:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,172,611	$4,170,088	(1)	$4,252,574	$4,232,118	(1)
Second-lien senior secured debt investments	547,580	528,389		561,435	536,957
Unsecured debt investments	411,050	399,221		387,971	361,057
Preferred equity investments(2)	887,258	877,864		819,642	834,593
Common equity investments(3)	435,760	456,338		481,351	446,664
Total Investments	$6,454,259	$6,431,900		$6,502,973	$6,411,389
________________
(1)71.7% and 76.1% of which we consider unitranche loans as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes investment in LSI Financing.
(3)Includes investments in Amergin AssetCo and Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Aerospace & Defense	2.0%	1.9%
Application Software	15.4	16.0
Banks	2.2	2.1
Building Products	0.8	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	0.7	0.7
Diversified Consumer Services	6.6	8.1
Diversified Financial Services(3)	5.5	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	1.9	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	12.6	12.4
Hotels, Restaurants & Leisure	2.6	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.3	1.3
Insurance(1)	1.5	1.4
Internet & Direct Marketing Retail	3.9	3.9
IT Services	7.0	7.0
Life Sciences Tools & Services	—	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	6.9	6.7
Real Estate Management & Development	0.8	0.8
Road & Rail	0.2	0.2
Systems Software	23.4	22.5
Thrifts & Mortgage Finance	1.7	1.7
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.0%	17.5%
Northeast	17.1	16.7
South	15.9	20.8
West	33.1	28.6
Argentina	0.6	0.6
Canada	3.6	3.7
Estonia	0.2	0.2
Guernsey	3.3	3.0
Ireland	0.2	0.1
Israel	2.4	2.4
Netherlands	3.7	4.5
United Kingdom	1.9	1.9
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	10.4%	9.8%
Weighted average total yield of debt and income producing securities(1)	12.3%	11.6%
Weighted average interest rate of debt securities	11.6%	10.9%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
__________________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
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

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$848,119	13.2%	$787,221	12.3%
2	5,121,346	79.7	5,250,592	81.8
3	440,457	6.8	355,999	5.6
4	21,978	0.3	—	—
5	—	—	17,577	0.3
Total	$6,431,900	100.0%	$6,411,389	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,118,258	99.7%	$5,168,032	99.3%
Non-accrual	12,983	0.3	33,948	0.7
Total	$5,131,241	100.0%	$5,201,980	100.0%
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
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $1.9 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million and $1.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
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
Results of Operations
The below table represents the operating results for the following periods:

	Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$171.2	$107.5	$332.7	$215.0
Less: Expenses	80.7	36.6	157.5	76.7
Net Investment Income (Loss) Before Taxes	$90.5	$70.9	$175.2	$138.3
Less: Income taxes, including excise taxes	3.3	3.4	6.4	5.5
Net Investment Income (Loss) After Taxes	$87.2	$67.5	$168.8	$132.8
Net change in unrealized gain (loss)	26.6	(248.0)	57.4	(352.8)
Net realized gain (loss)	—	36.8	(15.5)	41.1
Net Increase (Decrease) in Net Assets Resulting from Operations	$113.8	$(143.7)	$210.7	$(178.9)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2023, our net asset value per share increased, primarily driven by unrealized gains on the portfolio and accumulated undistributed earnings from net investment income.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income from investments	$128.9	$77.8	$249.7	$159.1
PIK interest income	31.8	21.3	61.9	38.5
Dividend income	9.6	7.3	18.6	15.4
Other income	0.9	1.1	2.5	2.0
Total investment income	$171.2	$107.5	$332.7	$215.0
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2023 and 2022
Investment income increased to $171.2 million for the three months ended June 30, 2023 from $107.5 million for the three months ended June 30, 2022 primarily due to an increase in our portfolio's weighted average yield from 7.6% as of June 30, 2022 to 10.4% as of June 30, 2023 and an increase in our debt investment portfolio from $5.0 billion as of June 30, 2022, to $5.2 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $1.1 million to $2.3 million for the three months ended June 30, 2022 and 2023, respectively. For the three months ended June 30, 2022 and 2023 there were one-time prepayment fees of approximately $0.5 million and $0.5 million, respectively. PIK interest and dividend income decreased from approximately 26.6% of investment income for the three months ended June 30, 2022, to approximately 23.5% of investment income for the three months ended June 30, 2023. Other income, which is comprised of fees that are generally available to us as a result of closing investments and paid at the time of closing, remained relatively flat period-over-period. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Six Months Ended June 30, 2023 and 2022
Investment income increased to $332.7 million for the six months ended June 30, 2023 from $215.0 million for the six months ended June 30, 2022 primarily due to an increase in our portfolio's weighted average yield from 7.6% as of June 30, 2022 to 10.4% as of June 30, 2023 and an increase in our debt investment portfolio which, at par, increased from $5.0 billion as of June 30, 2022, to $5.2 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $5.7 million to $2.3 million for the six months ended June 30, 2022 and 2023, respectively. For the six months ended June 30, 2022 and 2023, there were one-time prepayment fees of approximately $2.6 million and $0.5 million, respectively. PIK interest and dividend income decreased from approximately 25.0% of investment income for the six months ended June 30, 2022, to approximately 23.8% of investment income for the six months ended June 30, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$48.6	$28.7	$96.8	$55.8
Management fees	14.8	13.9	29.5	27.9
Incentive fees	12.9	(9.4)	23.5	(13.3)
Professional fees	2.2	2.0	4.2	3.6
Directors' fees	0.2	0.3	0.5	0.5
Other general and administrative	2.0	1.1	3.0	2.2
Total operating expenses	$80.7	$36.6	$157.5	$76.7
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended June 30, 2023 and 2022
Total expenses increased to $80.7 million for the three months ended June 30, 2023 from $36.6 million for the three months ended June 30, 2022 primarily due to an increase in interest expense, management fees, and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $3.0 billion from $2.7 billion period over period, as well as an increase in the average interest rate to 6.1% from 4.0% period over period. The increase in management fees was driven by growth in the portfolio. The increase in incentive fees was driven by an increase in net investment income as well as unrealized gains on the portfolio for the three months ended June 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Six Months Ended June 30, 2023 and 2022
Total expenses increased to $157.5 million for the six months ended June 30, 2023 from $76.7 million for the six months ended June 30, 2022 primarily due to an increase in interest expense, management fees, and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $3.1 billion from $2.7 billion period over period, as well as an increase in the average interest rate to 5.9% from 3.9% period over period. The increase in management fees was driven by growth in the portfolio. The increase in incentive fees was driven by an increase in net investment income as well as unrealized gains on the portfolio for the six months ended June 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended June 30, 2023 and 2022 we accrued U.S. federal excise tax of $3.3 million and $3.3 million, respectively. For the six months ended June 30, 2023 and 2022 we accrued U.S. federal excise tax of $6.4 million and $5.4 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$26.3	$(247.7)	$57.1	$(352.5)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	0.3	(0.3)	0.3	(0.3)
Net change in unrealized gain (loss)	$26.6	$(248.0)	$57.4	$(352.8)

For the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to March 31, 2023. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.6% as of March 31, 2023. The primary drivers of our portfolio's unrealized gains were current market conditions and reversals of prior period unrealized losses that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended June 30, 2023
($ in millions)
Toast, Inc.	$19.7
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	14.6
Remitly Global, Inc.	(9.2)
Signifyd Inc.	(5.5)
Circle Internet Services, Inc.	(5.4)
Exabeam, Inc.	4.7
6Sense Insights, Inc.	(3.9)
Cornerstone OnDemand, Inc.	(2.5)
Help HP SCF Investor, LP	2.0
SLA Eclipse Co-Invest, L.P.	2.0
Remaining Companies	9.8
Total	$26.3
For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to March 31, 2022. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 97.4%, as compared to 98.7% as of March 31, 2022. The primary drivers of our portfolio's unrealized losses were current market conditions, increased market volatility effecting our investments in publicly traded companies, and credit spreads widening across the broader market as compared to March 31, 2022. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended June 30, 2022
($ in millions)
UserZoom Technologies, Inc.	$(38.3)
Toast, Inc.	(33.7)
Revolut Ribbit Holdings, LLC	(22.4)
Robinhood Markets, Inc.	(12.8)
Kajabi Holdings, LLC	(10.0)
Cornerstone OnDemand, Inc.	(8.5)
SLA Eclipse Co-Invest, L.P.	(6.8)
Remitly Global, Inc.	(6.1)
Circle Internet Services, Inc.	(5.9)
Peraton Corp.	(5.4)
Remaining Companies	(97.8)
Total	$(247.7)

For the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.9% as of December 31, 2022. The primary drivers of our portfolio's unrealized gains were current market conditions and reversals of prior period unrealized losses that were realized during the year in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Six Months Ended June 30, 2023
($ in millions)
Toast, Inc.	$17.8
Walker Edison Furniture Company LLC	15.9
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	12.1
Circle Internet Services, Inc.	(11.0)
SLA Eclipse Co-Invest, L.P.	7.2
Remitly Global, Inc.	6.1
Muine Gall, LLC	5.3
Signifyd Inc.	(4.9)
Exabeam, Inc.	4.6
Robinhood Markets, Inc.	4.4
Remaining Companies	(0.4)
Total	$57.1

For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 97.4%, as compared to 99.1% as of December 31, 2021. The primary drivers of our portfolio's unrealized losses were current market conditions, increased market volatility effecting our investments in publicly traded companies, and credit spreads widening across the broader market as compared to December 31, 2021. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Six Months Ended June 30, 2022
($ in millions)
Toast, Inc.	$(77.6)
Remitly Global, Inc.	(32.2)
Revolut Ribbit Holdings, LLC	(24.0)
Robinhood Markets, Inc.	(23.1)
Kajabi Holdings, LLC	(14.8)
UserZoom Technologies, Inc.	(14.4)
SLA Eclipse Co-Invest, L.P.	(11.0)
Linked Store Cayman Ltd (dba Nuvemshop)	(9.5)
Cornerstone OnDemand, Inc.	(9.3)
Circle Internet Services, Inc.	(6.2)
Remaining Companies	(130.4)
Total	$(352.5)

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$0.1	$36.9	$(15.4)	$41.1
Net realized gain (loss) on foreign currency transactions	—	(0.1)	(0.1)	—
Net realized gain (loss)	$0.1	$36.8	$(15.5)	$41.1

Realized Gross Internal Rate of Return
Since we began investing in 2018 through June 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.9% (based on total capital invested of $1.9 billion and total proceeds from these exited investments of $2.3 billion). Approximately sixty-six percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 217% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of June 30, 2023, taken together with our available debt capacity of $714.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2023, we had $714.3 million available under our credit facilities.
As of June 30, 2023, we had $79.3 million in cash. During the period ended June 30, 2023, cash provided by operating activities was $218.1 million, primarily as a result of funding portfolio investments of $138.6 million, partially offset by sales of portfolio investments of $272.0 million, and other operating activities of $84.6 million. Lastly, cash used in financing activities was $342.1 million during the period, which was the result of net repayments on our credit facilities of $244.3 million, debt issuance costs of $1.9 million and distributions paid of $95.9 million.
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
During the six months ended June 30, 2023 and 2022, we did not deliver capital call notices to investors.
Distributions
The tables below present the distributions declared on shares of the Company's common stock during the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Shares
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,040,000	$325,725	$714,275	$313,745
SPV Asset Facility I	600,000	600,000	—	594,171
SPV Asset Facility II	300,000	300,000	—	298,050
June 2025 Notes	210,000	210,000	—	207,599
December 2025 Notes	650,000	650,000	—	653,814
June 2026 Notes	375,000	375,000	—	370,604
January 2027 Notes	300,000	300,000	—	294,628
CLO 2020-1	197,713	197,713	—	195,183
Total Debt	$3,672,713	$2,958,438	$714,275	$2,927,794
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $12.0 million, $5.8 million, $2.0 million, $2.4 million, -$3.8 million, $4.4 million, $5.4 million and $2.5 million, respectively.

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

The table below presents the components of interest expense for the following periods:

	Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$46,372	$27,308	$92,589	$52,823
Amortization of debt issuance costs	2,208	1,407	4,202	2,970
Total Interest Expense	$48,580	$28,715	$96,791	$55,793
Average interest rate	6.1%	4.0%	5.9%	3.9%
Average daily borrowings	$3,033,940	$2,690,461	$3,118,880	$2,719,091

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2023 (Unaudited)	$325.7	$2,171.9	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$683.0	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
June 30, 2023 (Unaudited)	$600.0	$2,171.9	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
June 30, 2023 (Unaudited)	$300.0	$2,171.9	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
June 30, 2023 (Unaudited)	$210.0	$2,171.9	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
June 30, 2023 (Unaudited)	$650.0	$2,171.9	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
June 30, 2023 (Unaudited)	$375.0	$2,171.9	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
June 30, 2023 (Unaudited)	$300.0	$2,171.9	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
CLO 2020-1
June 30, 2023 (Unaudited)	$197.7	$2,171.9	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the SPV Asset Facility I Closing Date unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on December 22, 2033 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
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
SPV Asset Facility II
On November 16, 2021 (the "SPV Asset Facility II Closing Date"), ORTF Funding I LLC ("ORTF Funding I"), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement"). The following describes the terms of the SPV Asset Facility II as amended through June 23, 2023.
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
Amounts drawn bear interest at Term SOFR plus a spread of 2.625% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In additional, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I's assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.

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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$2,580	$2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,160	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	1,448	2,413
Acquia Inc.	First lien senior secured revolving loan	2,594	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	2,288	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	428	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,339	2,339
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	28,904	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	7,611	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	54	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	58	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	6,703	6,703
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	679	679
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	1,711	1,711
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,389	1,329
CivicPlus, LLC	First lien senior secured revolving loan	3,824	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	20,351	20,351
Diligent Corporation	First lien senior secured revolving loan	792	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—

Portfolio Company	Investment	June 30, 2023	December 31, 2022
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,545
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,176	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	1,500	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,823	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,327	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,804	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	2,229	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,736	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	6,088	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957
Kaseya Inc.	First lien senior secured delayed draw term loan	887	945
Kaseya Inc.	First lien senior secured revolving loan	709	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,600	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,147	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	467	369
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	2,077	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	5,000	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	888	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	200	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559

Portfolio Company	Investment	June 30, 2023	December 31, 2022
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	10
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	14,400	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,238	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	833	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	899	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$387,509	$390,272
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	325.7	—	—	325.7	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	—	300.0	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	650.0	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	197.7	—	—	—	197.7
Total Contractual Obligations	$2,958.4	$—	$1,235.0	$925.7	$797.7

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on an order for exemptive relief that has been granted to OCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Fifth Season and LSI Financing, non-controlled affiliated investments, as defined in the 1940 Act. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2022 and in Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS.”
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the "spillover dividend provisions of Subchapter M. In order for us not to be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments
We were formerly known as "Owl Rock Technology Finance Corp." On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to "Blue Owl Technology Finance Corp." Our new name took effect on July 6, 2023.
On July 7, 2023, the parties to the Revolving Credit Facility increased the aggregate commitment of the Lenders under the Facility from $1.04 billion to $1.065 billion.
On July 18, 2023, Owl Rock Technology Financing 2020-1 LLC entered into a supplemental indenture to the CLO 2020-1 Indenture, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to the securities issued under the Indenture from LIBOR to term SOFR plus a spread adjustment.
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 29, 2023 payable on or before November 15, 2023.

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
As of June 30, 2023, 96.5% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$149.4	$42.7	$106.7
Up 200 basis points	$99.6	$28.5	$71.1
Up 100 basis points	$49.8	$14.2	$35.6
Down 100 basis points	$(49.8)	$(14.2)	$(35.6)
Down 200 basis points	$(99.6)	$(28.5)	$(71.1)
Down 300 basis points	$(149.4)	$(42.7)	$(106.7)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the second quarter of 2023, pursuant to our dividend reinvestment plan, we issued 1,082,573 shares of our common stock, at a price of $16.83 per share, to stockholders of record as of March 31, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Technology Finance Corp. to Blue Owl Technology Finance Corp. The Company effected the increase by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.
A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1*	Articles of Amendment and Restatement, dated August 9, 2018, as amended June 22, 2023

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1
Amendment No. 1 to the Credit Agreement, dated as of June 23, 2023, among ORTF Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company, as Collateral Administrator and Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 27, 2023).

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

Blue Owl Technology Finance Corp.

Date: August 11, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: August 11, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer