Form 10-Q
period 2023-09-30
Blue Owl Technology Finance Corp.
filed 2023-11-13
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 206,046,339 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the escalated conflict in the Middle East;

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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,985,113 and $6,192,231, respectively)	$5,912,313	$6,113,513
Non-controlled, affiliated investments (amortized cost of $281,076 and $235,491, respectively)	267,485	231,367
Controlled, affiliated investments (amortized cost of $75,251 and $75,251, respectively)	66,509	66,509
Total investments at fair value (amortized cost of $6,341,440 and $6,502,973, respectively)	6,246,307	6,411,389
Cash	260,898	203,293
Interest receivable	47,110	41,542
Dividend income receivable	7,242	6,243
Prepaid expenses and other assets	1,088	902
Total Assets	$6,562,645	$6,663,369
Liabilities
Debt (net of unamortized debt issuance costs of $35,745 and $32,920, respectively)	$2,921,952	$3,157,975
Management fee payable	14,646	14,243
Distribution payable	77,028	59,115
Incentive fee payable	16,850	15,022
Payables to affiliates	1,886	2,758
Accrued expenses and other liabilities	45,393	26,891
Total Liabilities	$3,077,755	$3,276,004
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 206,046,339 and 202,882,309 shares issued and outstanding, respectively	$2,060	$2,029
Additional paid-in-capital	3,269,517	3,216,142
Accumulated undistributed (overdistributed) earnings	213,313	169,194
Total Net Assets	$3,484,890	$3,387,365
Total Liabilities and Net Assets	$6,562,645	$6,663,369
Net Asset Value Per Share	$16.91	$16.70
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$138,751	$93,912	$388,427	$252,961
Payment-in-kind interest income	23,412	26,673	85,336	65,144
Dividend income	6,615	5,169	19,458	14,314
Other income	1,043	2,263	3,589	4,266
Total investment income from non-controlled, non-affiliated investments	169,821	128,017	496,810	336,685
Investment income from non-controlled, affiliated investments:
Dividend income	3,204	2,508	8,899	8,785
Total investment income from non-controlled, affiliated investments	3,204	2,508	8,899	8,785
Total Investment Income	173,025	130,525	505,709	345,470
Expenses
Interest expense	$49,657	$34,888	$146,448	$90,681
Management fees	14,646	13,646	44,101	41,524
Incentive fees	6,196	17,044	29,727	3,740
Professional fees	2,372	1,766	6,598	5,346
Directors' fees	320	276	773	824
Other general and administrative	174	1,020	3,178	3,213
Total Expenses	73,365	68,640	230,825	145,328
Net Investment Income (Loss) Before Taxes	99,660	61,885	274,884	200,142
Income tax expense (benefit), including excise tax expense (benefit)	2,580	2,083	8,970	7,530
Net Investment Income (Loss) After Taxes	97,080	59,802	265,914	192,612
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(59,501)	$72,517	$3,277	$(234,444)
Non-controlled, affiliated investments	(3,792)	5,750	(9,467)	(15,846)
Controlled, affiliated investments	—	15,490	—	(8,491)
Translation of assets and liabilities in foreign currencies	(453)	(608)	(161)	(881)
Total Net Change in Unrealized Gain (Loss)	(63,746)	93,149	(6,351)	(259,662)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$23,460	$(39)	$8,037	$4,194
Non-controlled, affiliated investments	—	—	—	36,871
Foreign currency transactions	10	482	(55)	439
Total Net Realized Gain (Loss)	23,470	443	7,982	41,504
Total Net Realized and Change in Unrealized Gain (Loss)	$(40,276)	$93,592	$1,631	$(218,158)
Net Increase (Decrease) in Net Assets Resulting from Operations	$56,804	$153,394	$267,545	$(25,546)
Earnings (Loss) Per Share - Basic and Diluted	$0.28	$0.76	$1.31	$(0.13)
Weighted Average Shares Outstanding - Basic and Diluted	205,474,428	201,647,113	204,446,780	201,001,321
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(11)(15)	Second lien senior secured loan	SR +	7.75%	02/2029	84,551	83,589	82,581	2.4%
ManTech International Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	09/2029	6,702	6,583	6,652	0.2%
ManTech International Corporation(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	568	549	564	—%
ManTech International Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(14)	(6)	—%
					91,821	90,707	89,791	2.6%
Application Software
Anaplan, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,794	49,219	1.4%
Anaplan, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(28)	—	—%
Armstrong Bidco Limited (dba The Access Group)(6)(13)(15)(25)	First lien senior secured loan	SA +	5.00%	06/2029	9,870	9,733	9,796	0.3%
Avalara, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,971	9,045	0.3%
Avalara, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(11)	(5)	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(11)(15)	First lien senior secured loan	SR +	5.50%	08/2027	77,415	76,082	73,408	2.2%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2027	2,338	2,230	1,982	0.1%
CivicPlus, LLC(6)(11)(15)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	66,869	66,393	66,869	1.9%
CivicPlus, LLC(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	08/2027	373	341	373	—%
Coupa Holdings, LLC(6)(10)(15)	First lien senior secured loan	SR +	7.50%	02/2030	785	767	770	—%
Coupa Holdings, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(1)	(1)	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(15)	Unsecured notes	SR +	11.75% PIK	06/2034	36,305	35,469	36,214	1.0%
Community Brands ParentCo, LLC(6)(11)(15)	First lien senior secured loan	SR +	5.50%	02/2028	12,559	12,365	12,433	0.4%
Community Brands ParentCo, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2024	—	(11)	—	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(11)	(8)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(10)(15)	First lien senior secured loan	SR +	5.50%	09/2028	76,845	75,672	75,692	2.2%
Diligent Corporation(6)(11)	First lien senior secured loan	SR +	6.17%	08/2025	24,688	24,259	24,317	0.7%
Diligent Corporation(6)(11)(16)	First lien senior secured revolving loan	SR +	6.25%	08/2025	625	610	602	—%
Fullsteam Operations, LLC(6)(11)(15)	First lien senior secured loan	SR +	7.50% (3.00% PIK)	10/2027	10,662	10,467	10,769	0.3%
Gainsight, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.75% PIK	07/2027	59,934	59,299	59,335	1.7%
Gainsight, Inc.(6)(8)(15)(16)	First lien senior secured revolving loan	L +	6.75% PIK	07/2027	2,591	2,532	2,538	0.1%
Granicus, Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.50%	01/2027	35,128	34,627	34,601	1.0%
Granicus, Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	01/2027	1,203	1,168	1,164	—%
Grayshift, LLC(6)(10)(15)(25)	First lien senior secured loan	SR +	8.00%	07/2028	21,115	20,862	20,745	0.6%
Grayshift, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	8.00%	07/2028	—	(8)	(17)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	05/2026	49,149	48,890	49,026	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2026	—	(14)	(8)	—%
MessageBird BidCo B.V.(6)(10)(15)(25)	First lien senior secured loan	SR +	6.75%	05/2027	70,000	68,975	69,475	2.0%
Ministry Brands Holdings, LLC(6)(10)(15)	First lien senior secured loan	SR +	5.50%	12/2028	7,565	7,444	7,432	0.2%
Ministry Brands Holdings, LLC(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	392	370	370	—%
Ministry Brands Holdings, LLC(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2027	332	321	319	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	03/2028	10,149	9,989	10,022	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	03/2028	278	253	257	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	04/2027	40,729	40,131	40,729	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	04/2026	625	596	625	—%
Zendesk, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.75% (3.25% PIK)	11/2028	52,596	51,679	51,807	1.5%
Zendesk, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(412)	(65)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Zendesk, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(91)	(80)	—%
					729,430	718,701	719,749	20.8%
Banks
Adenza Group, Inc.(6)(10)(15)	First lien senior secured loan	SR +	5.75%	12/2027	138,993	137,712	138,993	4.0%
Adenza Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(96)	—	—%
Finastra USA, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.25%	09/2029	72,084	71,276	71,363	2.0%
Finastra USA, Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	09/2029	1,583	1,509	1,509	—%
					212,660	210,401	211,865	6.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(8)(15)	First lien senior secured loan	L +	6.50%	11/2027	54,399	53,936	54,399	1.6%
EET Buyer, Inc. (dba e-Emphasys)(6)(12)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	11/2027	1,070	1,028	1,070	—%
					55,469	54,964	55,469	1.6%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(15)	First lien senior secured loan	SR +	6.25%	05/2028	813	800	807	—%
SimpliSafe Holding Corporation(6)(10)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	27	26	27	—%
					840	826	834	—%
Consumer Finance
Affirm, Inc.(3)(15)(25)(26)	Senior convertible notes		N/A	11/2026	25,000	18,741	18,755	0.5%
					25,000	18,741	18,755	0.5%
Diversified Consumer Services
Litera Bidco LLC(6)(10)(15)	First lien senior secured loan	SR +	5.25%	05/2026	152,244	151,177	152,244	4.4%
Litera Bidco LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	05/2025	—	(31)	—	—%
Muine Gall, LLC(6)(12)(15)(21)(25)	First lien senior secured loan	SR +	7.00% PIK	09/2024	71,430	71,830	71,431	2.0%
Relativity ODA LLC(6)(10)(15)	First lien senior secured loan	SR +	6.50%	05/2027	131,681	130,556	131,681	3.8%
Relativity ODA LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(102)	—	—%
Transact Holdings Inc.(3)(6)(10)(15)	First lien senior secured loan	SR +	4.25%	04/2026	8,543	8,490	8,541	0.2%
					363,898	361,920	363,897	10.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(28)	First lien senior secured loan		12.00% PIK	07/2030	2,021	2,021	2,021	0.1%
Computer Services, Inc. (dba CSI)(6)(11)(15)	First lien senior secured loan	SR +	6.75%	11/2029	995	977	990	—%
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)	First lien senior secured loan	SR +	8.00%	12/2028	839	817	827	—%
BTRS Holdings Inc. (dba Billtrust)(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	26	26	25	—%
BTRS Holdings Inc. (dba Billtrust)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	8.00%	12/2028	—	(2)	(1)	—%
Hg Genesis 8 Sumoco Limited(6)(13)(15)(25)	Unsecured facility	SA +	6.00% PIK	09/2025	74,886	80,864	74,886	2.1%
Hg Genesis 9 SumoCo Limited(6)(14)(15)(25)	Unsecured facility	E +	7.00% PIK	03/2027	8,499	8,788	8,499	0.2%
Hg Saturn Luchaco Limited(6)(13)(15)(25)	Unsecured facility	SA +	7.50% PIK	03/2026	129,234	142,585	129,234	3.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(10)(15)	First lien senior secured loan	SR +	5.75%	09/2025	24,670	24,494	24,547	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2025	—	(8)	(6)	—%
Smarsh Inc.(6)(12)(15)	First lien senior secured loan	SR +	6.50%	02/2029	44,190	43,827	44,080	1.3%
Smarsh Inc.(6)(12)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	5,524	5,434	5,510	0.2%
Smarsh Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(3)	(1)	—%
					290,884	309,820	290,611	8.3%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(15)(21)(25)	First lien senior secured loan	SR +	6.50%	07/2028	50,000	49,581	49,750	1.5%
					50,000	49,581	49,750	1.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(10)(15)(25)	First lien senior secured loan	SR +	6.50%	05/2025	70,784	70,460	70,784	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(10)(15)(16)(25)	First lien senior secured revolving loan	SR +	6.50%	05/2025	2,000	1,985	2,000	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	05/2026	52,106	51,786	51,845	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	05/2025	—	(13)	(19)	—%
					124,890	124,218	124,610	3.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	24,052	23,635	23,811	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	12/2027	272	248	257	—%
					24,324	23,883	24,068	0.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	08/2028	115,613	114,211	114,168	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(10)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	5,997	5,725	5,894	0.2%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(10)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2026	1,903	1,781	1,750	0.1%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	778	868	770	—%
Datix Bidco Limited (dba RLDatix)(6)(13)(15)(25)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	8,137	9,058	8,076	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	10/2028	27,302	26,877	26,893	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	10/2027	885	854	851	—%
Hyland Software, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.00%	09/2030	85,887	84,603	84,599	2.4%
Hyland Software, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(61)	(61)	—%
Imprivata, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,647	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(25)	First lien senior secured loan	SR +	6.50%	08/2026	155,867	154,773	153,140	4.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(11)(15)(16)(25)	First lien senior secured revolving loan	SR +	6.50%	08/2026	7,562	7,466	7,372	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	12/2026	84,796	84,404	83,948	2.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,031	1,991	1,963	0.1%
Inovalon Holdings, Inc.(6)(8)(15)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	135,932	133,402	133,893	3.8%
Inovalon Holdings, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	L +	6.25%	05/2024	—	(127)	(35)	—%
Inovalon Holdings, Inc.(6)(11)(15)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	78,298	77,152	77,515	2.2%
Neptune Holdings, Inc. (dba NexTech)(6)(12)(15)	First lien senior secured loan	SR +	6.00%	08/2030	4,412	4,302	4,301	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Neptune Holdings, Inc. (dba NexTech)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(15)	(15)	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(18)(25)	First lien senior secured loan	SR +	4.50%	04/2025	14,600	14,427	14,454	0.4%
RL Datix Holdings (USA), Inc.(6)(12)(15)(16)(25)	First lien senior secured revolving loan	SR +	4.50%	04/2025	229	208	209	—%
RL Datix Holdings (USA), Inc.(6)(12)(15)(25)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	22,010	22,166	0.6%
					770,209	761,379	759,498	21.7%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.00%	02/2025	76,739	76,504	76,356	2.2%
MINDBODY, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	02/2025	—	(16)	(36)	—%
					76,739	76,488	76,320	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(11)(15)	First lien senior secured loan	SR +	7.00%	12/2026	77,141	76,647	77,141	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(96)	—	—%
					77,141	76,551	77,141	2.2%
Industrial Conglomerates
QAD, Inc.(6)(10)(15)	First lien senior secured loan	SR +	5.38%	11/2027	87,243	85,960	85,716	2.5%
QAD, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(156)	(200)	—%
					87,243	85,804	85,516	2.5%
Insurance
Asurion, LLC(3)(6)(10)(15)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,658	9,728	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(11)(15)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	—%
Integrity Marketing Acquisition, LLC(6)(11)(15)	First lien senior secured loan	SR +	5.83%	08/2026	39,775	39,667	39,775	1.1%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	—	(72)	—	—%
Integrity Marketing Acquisition, LLC(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(16)	—	—%
					51,517	51,123	50,397	1.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
IT Services
BCPE Nucleon (DE) SPV, LP(6)(12)(15)(25)	First lien senior secured loan	SR +	7.00%	09/2026	133,333	132,167	133,333	3.8%
Kaseya Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	15,644	15,374	15,604	0.4%
Kaseya Inc.(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	58	49	58	—%
Kaseya Inc.(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	06/2029	238	222	235	—%
Pluralsight, LLC(6)(11)(15)	First lien senior secured loan	SR +	8.00%	04/2027	159,494	158,475	154,311	4.4%
Pluralsight, LLC(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	8.00%	04/2027	6,270	6,223	5,945	0.2%
					315,037	312,510	309,486	8.8%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(14)(15)	First lien senior secured EUR term loan	E +	6.00%	09/2030	3,243	3,146	3,146	0.1%
Bamboo US BidCo LLC(6)(11)(15)	First lien senior secured loan	SR +	6.00%	09/2030	4,923	4,775	4,775	0.1%
Bamboo US BidCo LLC(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	E +	6.00%	03/2025	—	(12)	(12)	—%
Bamboo US BidCo LLC(6)(15)(16)(17)	First lien senior secured revolving loan	E +	6.00%	09/2029	—	(31)	(31)	—%
					8,166	7,878	7,878	0.2%
Professional Services
Certinia, Inc.(6)(12)(15)	First lien senior secured loan	SR +	7.25%	08/2029	22,059	21,626	21,618	0.6%
Certinia, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(57)	(59)	—%
Cornerstone OnDemand, Inc.(6)(10)(15)	Second lien senior secured loan	SR +	6.50%	10/2029	71,667	70,789	65,038	1.9%
Gerson Lehrman Group, Inc.(6)(11)(15)	First lien senior secured loan	SR +	5.25%	12/2024	80,556	80,276	80,556	2.3%
Gerson Lehrman Group, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	12/2024	—	(7)	—	—%
Motus Group, LLC(6)(10)(15)	Second lien senior secured loan	SR +	6.50%	12/2029	17,868	17,719	17,644	0.5%
Proofpoint, Inc.(3)(6)(10)(15)	Second lien senior secured loan	SR +	6.25%	08/2029	55,000	54,779	55,050	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(11)(15)	First lien senior secured loan	SR +	5.75%	06/2028	141,200	140,153	140,494	4.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	06/2027	6,637	6,588	6,598	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
When I Work, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.00% PIK	11/2027	33,219	32,999	32,637	0.9%
When I Work, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	11/2027	—	(38)	(98)	—%
					428,206	424,827	419,478	12.0%
Real Estate Management & Development
Entrata, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.00%	07/2030	897	884	884	—%
Entrata, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(1)	(2)	—%
REALPAGE, INC.(3)(6)(10)(15)	Second lien senior secured loan	SR +	6.50%	04/2029	52,500	51,900	52,568	1.5%
					53,397	52,783	53,450	1.5%
Systems Software
Acquia Inc.(6)(9)	First lien senior secured loan	L +	7.00%	10/2025	152,102	151,419	152,102	4.4%
Acquia Inc.(6)(12)(16)	First lien senior secured revolving loan	SR +	7.00%	10/2025	5,800	5,759	5,800	0.2%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(11)(15)	First lien senior secured loan	SR +	6.75%	07/2030	4,648	4,522	4,520	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	07/2030	—	(9)	(10)	—%
Arctic Wolf Networks, Inc.(15)(28)	Senior convertible notes		3.00% PIK	09/2027	124,092	138,243	137,920	4.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(11)(15)	First lien senior secured loan	SR +	7.50% PIK	10/2028	172,961	170,489	170,801	4.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(11)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	10/2027	2,341	2,165	2,194	0.1%
Centrify Corporation(6)(11)(15)	First lien senior secured loan	SR +	5.75%	03/2028	78,696	77,319	78,302	2.2%
Centrify Corporation(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	03/2027	—	(137)	(41)	—%
Exabeam, Inc.(28)	First lien senior secured loan		12.00%	05/2028	40,000	39,624	30,000	0.9%
Forescout Technologies, Inc.(6)(11)(15)	First lien senior secured loan	SR +	9.00% PIK	08/2026	67,793	67,339	68,133	2.0%
Forescout Technologies, Inc.(6)(15)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	9.00%	07/2024	—	(112)	—	—%
Forescout Technologies, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	9.00%	08/2025	—	(55)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(12)(15)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,929	19,750	0.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(10)(15)(25)	First lien senior secured loan	SR +	7.50%	04/2026	148,889	146,697	148,889	4.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	7.50%	04/2026	—	(317)	—	—%
Ivanti Software, Inc.(6)(8)(15)	Second lien senior secured loan	L +	7.25%	12/2028	21,000	20,543	14,946	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(11)(15)	First lien senior secured loan	SR +	7.75%	02/2029	12,818	12,641	12,690	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(21)	(16)	—%
Ping Identity Holding Corp.(6)(10)(15)	First lien senior secured loan	SR +	7.00%	10/2029	909	897	905	—%
Ping Identity Holding Corp.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	—	—%
Rubrik, Inc.(6)(11)(15)	First lien senior secured loan	SR +	7.00%	08/2028	10,394	10,198	10,290	0.3%
Rubrik, Inc.(6)(11)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2028	147	129	132	—%
SailPoint Technologies Holdings, Inc.(6)(10)(15)	First lien senior secured loan	SR +	6.25%	08/2029	45,640	44,788	45,298	1.3%
SailPoint Technologies Holdings, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(71)	(33)	—%
Securonix, Inc.(6)(11)(15)	First lien senior secured loan	SR +	6.50%	04/2028	19,774	19,615	18,736	0.5%
Securonix, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(27)	(187)	—%
Tahoe Finco, LLC(6)(10)(15)(25)	First lien senior secured loan	SR +	6.00%	09/2028	172,093	170,766	170,802	4.9%
Tahoe Finco, LLC(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(86)	(97)	—%
Talon MidCo 2 Limited(6)(11)(15)(25)	First lien senior secured loan	SR +	7.69%	08/2028	2,454	2,413	2,411	0.1%
Talon MidCo 2 Limited(6)(15)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2024	—	—	(1)	—%
Talon MidCo 2 Limited(6)(15)(16)(17)(25)	First lien senior secured revolving loan	SR +	7.00%	08/2028	—	(2)	(2)	—%
					1,102,551	1,104,657	1,094,234	31.6%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(10)(15)	First lien senior secured loan	SR +	7.50%	06/2026	112,500	110,831	109,688	3.1%
Blend Labs, Inc.(6)(15)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	06/2026	—	(69)	(313)	—%
					112,500	110,762	109,375	3.1%
Total non-controlled/non-affiliated portfolio company debt investments					$5,051,922	$5,028,524	$4,992,172	143.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(15)(19)(26)	Class A Common Stock		N/A	N/A	419,311	23,013	33,964	1.0%
Space Exploration Technologies Corp.(15)(19)(26)	Class C Common Stock		N/A	N/A	84,250	4,011	6,824	0.2%
						27,024	40,788	1.2%
Application Software
6Sense Insights, Inc.(15)(19)(26)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	33,456	1.0%
Alpha Partners Technology Merger Corp(19)(25)(26)	Common Stock Warrants		N/A	N/A	666,666	—	40	—%
Alpha Partners Technology Merger Corp(25)(26)	Sponsor Shares		N/A	N/A	100,000	1,000	100	—%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(19)(28)	Preferred Stock		10.50% PIK	N/A	15,000	18,061	17,457	0.5%
EShares, Inc. (dba Carta)(19)(26)	Series E Preferred Stock		N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(19)(25)(26)	LP Interest		N/A	N/A	2,280,564	2,281	2,383	0.1%
MessageBird BidCo B.V.(15)(19)(25)(26)	Extended Series C Warrants		N/A	N/A	191,530	1,174	219	—%
Nylas, Inc.(19)(26)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	7,906	0.2%
Project Alpine Co-Invest Fund, LP(15)(19)(25)(26)	LP Interest		N/A	N/A	3,643,669	3,646	3,998	0.1%
Saturn Ultimate, Inc.(15)(19)(26)	Common stock		N/A	N/A	5,580,593	25,008	49,121	1.4%
Zoro TopCo, Inc.(15)(19)(28)	Series A Preferred Equity		12.50% PIK	N/A	7,114	7,425	7,510	0.2%
Zoro TopCo, L.P.(15)(19)(26)	Class A Common Units		N/A	N/A	592,872	5,929	6,221	0.2%
						121,607	136,720	3.9%
Capital Markets
Robinhood Markets, Inc.(2)(15)(25)(26)	Common stock		N/A	N/A	2,416,000	64,335	23,701	0.7%
						64,335	23,701	0.7%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(19)	Series A Preferred Units	SR +	8.25%	N/A	—	69	51	—%
Dodge Construction Network Holdings, L.P.(15)(19)(26)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	2,343	0.1%
						2,910	2,394	0.1%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(19)(25)(26)	LP Interest		N/A	N/A	15,000	15,217	16,469	0.5%
						15,217	16,469	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest		N/A	N/A	1,331,461	1,330	1,331	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(19)(25)(26)	LLC Interest	N/A	N/A	1,705,868	1,706	1,706	—%
Amergin Asset Management, LLC(15)(19)(25)(26)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(19)(26)	Preferred Stock	N/A	N/A	143,943	5,012	3,220	0.1%
					8,048	6,257	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(19)(25)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,325	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(15)(19)(28)	Series A Preferred Stock	10.75% PIK	N/A	50,000	57,102	54,770	1.6%
WP Irving Co-Invest, L.P.(15)(19)(25)(26)	Partnership Units	N/A	N/A	1,250,000	1,267	1,304	—%
					59,635	57,399	1.6%
Hotels, Restaurants & Leisure
Toast, Inc.(19)(26)	Warrants	N/A	N/A	5,762,612	36,254	46,535	1.3%
Toast, Inc.(2)(26)	Common stock	N/A	N/A	322,578	6,398	6,042	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(19)(28)	Series A Preferred Stock	6.00% PIK	N/A	25,000	27,811	27,533	0.8%
					70,463	80,110	2.3%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(19)(26)	Class D Units	N/A	N/A	4,126,175	50,025	41,170	1.2%
Klaviyo, Inc.(2)(19)(26)	Common stock	N/A	N/A	1,198,270	40,018	38,050	1.1%
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(19)(25)(26)	Series E Preferred Stock	N/A	N/A	19,499	42,496	35,738	1.0%
					132,539	114,958	3.3%
IT Services
E2Open Parent Holdings, Inc.(2)(25)(26)	Class A Common Stock	N/A	N/A	1,650,943	17,504	7,495	0.2%
JumpCloud, Inc.(19)(26)	Series B Preferred Stock	N/A	N/A	756,590	4,531	1,995	0.1%
JumpCloud, Inc.(19)(26)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	34,491	1.1%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(28)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	8,261	8,404	0.2%
Replicated, Inc.(19)(26)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	14,806	0.4%
WMC Bidco, Inc. (dba West Monroe)(15)(19)(28)	Senior Preferred Stock	11.25% PIK	N/A	57,231	69,578	67,070	1.9%
					159,899	134,261	3.9%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(19)(26)	Class A Common Stock	N/A	N/A	70,000	7,000	5,905	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(19)(28)	Series A Preferred Stock	10.50% PIK	N/A	28,000	32,776	28,602	0.8%
Thunder Topco L.P. (dba Vector Solutions)(15)(19)(26)	Common Units	N/A	N/A	7,857,410	7,857	8,720	0.3%
					47,633	43,227	1.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Road & Rail
Bolt Technology OÜ(19)(25)(26)	Preferred Stock		N/A	N/A	43,478	11,318	10,224	0.3%
						11,318	10,224	0.3%
Systems Software
Algolia, Inc.(19)(26)	Series C Preferred Stock		N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(19)(26)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(19)(26)	Preferred Stock		N/A	N/A	3,032,840	25,036	29,564	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(19)(26)	Common Units		N/A	N/A	12,692,160	12,692	13,036	0.4%
Circle Internet Services, Inc.(19)(26)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	26,381	0.8%
Circle Internet Services, Inc.(19)(26)	Series E Preferred Stock		N/A	N/A	821,806	6,917	8,272	0.2%
Circle Internet Services, Inc.(19)(26)	Series F Preferred Stock		N/A	N/A	75,876	1,500	1,139	—%
Circle Internet Services, Inc.(19)(26)	Warrants		N/A	N/A	244,580	—	1,037	—%
Elliott Alto Co-Investor Aggregator L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	1,567,000	1,576	1,485	—%
Exabeam, Inc.(19)(26)	Series F-1 Preferred Stock		N/A	N/A	3,340,668	95,669	90,197	2.6%
Halo Parent Newco, LLC(15)(19)(28)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	5,937	5,086	0.1%
Project Hotel California Co-Invest Fund, L.P.(15)(19)(25)(26)	LP Interest		N/A	N/A	2,684,708	2,687	2,804	0.1%
Illumio, Inc.(19)(26)	Series F Preferred Stock		N/A	N/A	2,483,618	16,683	15,781	0.5%
Illumio, Inc.(19)(26)	Common stock		N/A	N/A	358,365	2,432	1,727	—%
Picard Holdco, Inc.(6)(11)(15)(19)	Series A Preferred Stock	SR +	12.00% PIK	N/A	11,472,720	11,191	10,125	0.3%
Securiti, Inc.(15)(19)(26)	Series C Preferred Stock		N/A	N/A	2,525,571	20,016	18,596	0.5%
						231,336	253,334	7.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(15)(26)	Common stock		N/A	N/A	216,953	3,000	297	—%
Blend Labs, Inc.(15)(19)(26)	Warrants		N/A	N/A	299,216	1,625	2	—%
						4,625	299	—%
Total non-controlled/non-affiliated portfolio company equity investments						956,589	920,141	26.4%
Total non-controlled/non-affiliated portfolio company investments						5,985,113	5,912,313	169.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(10)(15)(23)(27)	First lien senior secured loan	SR +	6.75% PIK	03/2027	9,261	8,266	8,937	0.3%
Walker Edison Furniture Company LLC(6)(10)(15)(16)(23)(27)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	234	225	212	—%
Walker Edison Furniture Company LLC(6)(10)(15)(23)(27)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	4,495	4,495	4,405	0.1%
					13,990	12,986	13,554	0.4%
Total non-controlled/affiliated portfolio company debt investments					13,990	12,986	13,554	0.4%
Equity Investments
Systems Software
Help HP SCF Investor, LP(15)(19)(23)(26)	LP Interest		N/A	N/A	59,333	59,379	67,265	1.9%
Split Software, Inc.(19)(23)(26)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	23,957	0.7%
						89,384	91,222	2.6%
Insurance
Fifth Season Investments LLC(15)(19)(21)(23)	Class A Units		N/A	N/A	8	34,580	34,580	1.0%
						34,580	34,580	1.0%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(15)(19)(23)(26)	Common Units		N/A	N/A	98,319	9,500	5,680	0.2%
Signifyd Inc.(19)(23)(28)	Series E Preferred Shares		9.00% PIK	N/A	2,755,121	122,002	109,500	3.1%
						131,502	115,180	3.3%
Pharmaceuticals
LSI Financing 1 DAC(15)(19)(23)(25)	Preferred Equity		N/A	N/A	13,789,000	12,624	12,949	0.4%
						12,624	12,949	0.4%
Total non-controlled/affiliated portfolio company equity investments						$268,090	253,931	7.3%
Total non-controlled/affiliated portfolio company investments						$281,076	267,485	7.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(20)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(19)(24)(25)(26)	Ordinary D Shares	N/A	N/A	75,000	75,251	$66,509	1.9%
					75,251	66,509	1.9%
Total controlled/affiliated portfolio company equity investments					$75,251	66,509	1.9%
Total controlled/affiliated portfolio company investments					$75,251	66,509	1.9%
Total Investments					$6,341,440	$6,246,307	179.2%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of September 30, 2023, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $55.3 million based on a tax cost basis of $6.3 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $176.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $121.0 million.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "SR", which can include one-, three- or six-month SOFR), London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, two-, three-, six-, or twelve-month LIBOR), British Pound Sterling LIBOR (“GBPLIBOR” or “G”), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), Sterling Overnight Interbank Average Rate ("SONIA" or "SA"), Canadian Dollar Offered Rate ("CDOR" or "C"), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 19 for additional information on our restricted securities.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(13)The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $1.2 billion or 34.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Alpha Partners Technology Merger Corp	Common Stock Warrants	July 28, 2021
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F-1 Preferred Stock	May 12, 2023
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Class D Units	March 24, 2021
Klaviyo, Inc.	Common stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
MessageBird BidCo B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Shares	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
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
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company's outstanding voting securities. Transactions during the period ended September 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2023	Other Income	Interest Income
Fifth Season Investments LLC	$25,110	$9,322	$—	$148	$—	$—	$34,580	$801	$—
Help HP SCF Investor, LP	65,192	—	—	2,073	—	—	67,265	—	—
LSI Financing 1 DAC	4,013	9,824	(1,246)	358	—	—	12,949	139	—
Signifyd Inc.	109,216	5,199	—	(4,915)	—	—	109,500	7,959	—
Split Software, Inc.	27,836	—	—	(3,879)	—	—	23,957	—	—
Walker Edison Furniture Company LLC	—	22,486	—	(3,252)	—	—	19,234	—	—
Total	$231,367	$46,831	$(1,246)	$(9,467)	$—	$—	$267,485	$8,899	$—
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
(24)As defined in the 1940 act, the Company is deemed to be both an "Affiliated Person" and has "Control" of this portfolio company as the Company owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended September 30, 2023 were as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2023	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
Total	$66,509	$—	$—	$—	$—	$—	$66,509	$—	$—
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
(25)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 21.8% of total assets as calculated in accordance with the regulatory requirements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(26)Non-income producing investment.
(27)Loan was on non-accrual status as of September 30, 2023.
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$97,080	$59,802	$265,914	$192,612
Net change in unrealized gain (loss)	(63,746)	93,149	(6,351)	(259,662)
Realized gain (loss)	23,470	443	7,982	41,504
Net Increase (Decrease) in Net Assets Resulting from Operations	56,804	153,394	267,545	(25,546)
Distributions
Distributions declared from earnings(1)	(77,028)	(56,999)	(223,426)	(151,713)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(77,028)	(56,999)	(223,426)	(151,713)
Capital Share Transactions
Reinvestment of distributions	19,888	12,117	53,406	32,432
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	19,888	12,117	53,406	32,432
Total Increase/(Decrease) in Net Assets	(336)	108,512	97,525	(144,827)
Net Assets, at beginning of period	3,485,226	3,278,811	3,387,365	3,532,150
Net Assets, at end of period	$3,484,890	$3,387,323	$3,484,890	$3,387,323
________________
(1)For the three and nine months ended September 30, 2023 and 2022, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$267,545	$(25,546)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(434,155)	(921,922)
Proceeds from investments and investment repayments, net	741,160	643,171
Net amortization/accretion of premium/discount on investments	(24,588)	(15,177)
Net change in unrealized (gain) loss on investments	6,190	258,781
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	162	881
Net realized (gain) loss on investments	(8,037)	(41,065)
Net realized (gain) loss on foreign currency transactions relating to investments	22	236
Paid-in-kind interest	(87,848)	(63,371)
Paid-in-kind dividend	(25,021)	(20,479)
Amortization of debt issuance costs	7,349	4,685
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	881	10,871
(Increase) decrease in dividend income receivable	(999)	(2,957)
(Increase) decrease in paid-in-kind interest receivable	(6,449)	(3,972)
(Increase) decrease in prepaid expenses and other assets	(186)	(318)
Increase (decrease) in management fee payable	403	293
Increase (decrease) in incentive fee payable	1,828	(19,857)
Increase (decrease) in payables to affiliates	(872)	(350)
Increase (decrease) in payable for investments purchased	—	(11,113)
Increase (decrease) in accrued expenses and other liabilities	18,502	19,082
Net cash provided by (used in) operating activities	455,887	(188,127)
Cash Flows from Financing Activities
Borrowings on debt	552,153	1,043,707
Payments on debt	(788,154)	(825,854)
Debt issuance costs	(10,174)	(1,332)
Distributions paid	(152,107)	(93,935)
Net cash provided by (used in) financing activities	(398,282)	122,586
Net increase (decrease) in cash	57,605	(65,541)
Cash, beginning of period	203,293	107,025
Cash, end of period	$260,898	$41,484

	For the Nine Months Ended September 30,
	2023	2022
Supplemental and Non-Cash Information
Interest paid during the period	$123,394	$68,339
Distributions declared during the period	223,426	151,713
Reinvestment of distributions during the period	53,406	32,432
Distribution payable	77,028	56,999
Taxes, including excise tax, paid during the period	7,900	3,900
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

Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2023, PIK interest and dividend income earned was $32.3 million and $111.6 million, representing 18.7% and 22.1% of investment income, respectively. For the three and nine months ended September 30, 2022, PIK interest and dividend income earned was $34.4 million and $88.2 million, representing 26.3% and 25.5% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
For the three months ended September 30, 2023 and 2022, the Company incurred expenses of approximately $0.8 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of approximately $2.0 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2023 and December 31, 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.9 million and $2.8 million, respectively.
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
For the three months ended September 30, 2023 and 2022, management fees were $14.6 million and $13.6 million, respectively. For the nine months ended September 30, 2023 and 2022, management fees were $44.1 million and $41.5 million, respectively.
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
For the three months ended September 30, 2023 and 2022, the Company incurred incentive fees of $10.2 million and $7.7 million, respectively, based on net investment income. For the nine months ended September 30, 2023 and 2022, the Company incurred incentive fees of $29.5 million and $19.7 million, respectively, based on net investment income.
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
For the three months ended September 30, 2023, the Company reversed previously recorded performance-based incentive fees based on capital gains of $4.0 million. For the nine months ended September 30, 2023, the Company incurred performance-based incentive fees based on capital gains of $0.2 million, of which $0.2 million was related to unrealized gains. For the three months ended September 30, 2022, the Company incurred performance-based incentive fees based on capital gains of $9.4 million, of which $9.4 million was related to unrealized gains. For the nine months ended September 30, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $15.9 million.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order exemptive relief (as amended, the "Order") that has been granted by the SEC to Blue Owl Credit Advisors LLC (“OCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company has made periodic increases to its investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million commitment to LSI Financing. The Company has made periodic increases to its investment in LSI Financing, including $8.5 million during the nine months ended September 30, 2023. The Company did not increase its investment in LSI Financing during the three months ended September 30, 2023. The Company's investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(3)	$4,161,224	$4,157,509	$4,252,574	$4,232,118
Second-lien senior secured debt investments	455,596	442,709	561,435	536,957
Unsecured debt investments	424,690	405,508	387,971	361,057
Preferred equity investments(1)	887,532	850,665	819,642	834,593
Common equity investments(2)	412,398	389,916	481,351	446,664
Total Investments	$6,341,440	$6,246,307	$6,502,973	$6,411,389
________________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes investment in Amergin AssetCo.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	1.9%
Application Software	13.7	16.0
Banks	3.4	2.1
Building Products	0.9	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	0.3	0.7
Diversified Consumer Services	6.1	8.1
Diversified Financial Services(3)	5.8	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	13.1	12.4
Hotels, Restaurants & Leisure	2.5	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.4	1.3
Insurance(1)	1.4	1.4
Internet & Direct Marketing Retail	3.9	3.9
IT Services	7.1	7.0
Life Sciences Tools & Services	0.1	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	7.4	6.7
Real Estate Management & Development	0.9	0.8
Road & Rail	0.2	0.2
Systems Software	22.9	22.5
Thrifts & Mortgage Finance	1.8	1.7
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	18.7%	17.5%
Northeast	16.2	16.7
South	16.4	20.8
West	31.2	28.6
Argentina	0.6	0.6
Canada	3.8	3.7
Estonia	0.2	0.2
Guernsey	3.4	3.0
Ireland	0.2	0.1
Israel	2.4	2.4
Netherlands	3.8	4.5
United Kingdom	3.1	1.9
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(3)	$—	$8,541	$4,148,968	$4,157,509
Second-lien senior secured debt investments	—	199,927	242,782	442,709
Unsecured debt investments	—	18,755	386,753	405,508
Preferred equity investments(1)	—	—	850,665	850,665
Common equity investments(2)	75,585	16,469	297,862	389,916
Total Investments at fair value	$75,585	$243,692	$5,927,030	$6,246,307
________________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes investment in Amergin AssetCo.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,170,088	$295,500	$380,746	$877,864	$349,148	$6,073,346
Purchases of investments, net	290,155	—	—	494	4,933	295,582
Payment-in-kind	11,897	3,073	9,627	2,138	—	26,735
Proceeds from investments, net	(319,485)	—	—	(2,646)	—	(322,131)
Net change in unrealized gain (loss)	(1,248)	(2,665)	(7,208)	(27,472)	(16,219)	(54,812)
Net realized gains (losses)	(32)	—	—	32	—	—
Net amortization/accretion of premium/discount on investments	6,095	87	3,588	255	—	10,025
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(8,502)	(53,213)	—	—	(40,000)	(101,715)
Fair value, end of period	$4,148,968	$242,782	$386,753	$850,665	$297,862	$5,927,030
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	412,153	—	—	10,314	12,278	434,745
Payment-in-kind	53,571	8,694	24,944	25,020	—	112,229
Proceeds from investments, net	(543,013)	(20,000)	(182)	(3,679)	—	(566,874)
Net change in unrealized gain (loss)	16,647	(1,912)	3,944	(51,820)	7,889	(25,252)
Net realized gains (losses)	(15,534)	—	(22)	32	—	(15,524)
Net amortization/accretion of premium/discount on investments	11,400	482	10,747	459	—	23,088
Transfers between investment types	(9,500)	—	—	35,746	(26,246)	—
Transfers into (out of) Level 3(1)	(8,874)	(192,557)	—	—	(40,000)	(241,431)
Fair value, end of period	$4,148,968	$242,782	$386,753	$850,665	$297,862	$5,927,030
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,023,760	$535,877	$199,144	$801,732	$420,579	$5,981,092
Purchases of investments, net	559,897	31,424	161,665	128,395	24,088	905,469
Payment-in-kind	45,088	5,602	12,681	20,479	—	83,850
Proceeds from investments, net	(495,247)	(21,477)	(3,043)	(101,297)	—	(621,064)
Net change in unrealized gain (loss)	(30,371)	(14,330)	(37,270)	(58,233)	(64,715)	(204,919)
Net realized gains (losses)	136	—	(253)	41,011	—	40,894
Net amortization of discount on investments	13,074	373	313	292	—	14,052
Transfers between investment types	—	—	—	(2,841)	2,841	—
Transfers into (out of) Level 3(1)	(392)	(194,892)	—	—	(68,689)	(263,973)
Fair value, end of period	$4,115,945	$342,577	$333,237	$829,538	$314,104	$5,935,401
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
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$(651)	$16,781
Second-lien senior secured debt investments	(2,665)	147
Unsecured debt investments	(7,209)	(13,980)
Preferred equity investments	(27,471)	28,288
Common equity investments	(16,216)	36,796
Total Investments	$(54,212)	$68,032

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$17,477	$9,905
Second-lien senior secured debt investments	(2,491)	(14,265)
Unsecured debt investments	3,945	(37,272)
Preferred equity investments	(51,817)	(43,289)
Common equity investments	7,890	(73,558)
Total Investments	$(24,996)	$(158,479)
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

	As of September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,940,000	Yield Analysis	Market Yield	8.9%-18.1% (13.0%)	Decrease
	208,968	Recent Transaction	Transaction Price	97.0%-100.0% (98.6%)	Increase
Second-lien senior secured debt investments(1)	$227,836	Yield Analysis	Market Yield	12.1%-18.5% (16.5%)	Decrease
Unsecured debt investments	$248,833	Yield Analysis	Market Yield	11.7%-18.0% (13.3%)	Decrease
	137,920	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$239,506	Yield Analysis	Market Yield	11.4%-22.9% (15.2%)	Decrease
	543,843	Market Approach	Revenue Multiple	4.5x-21.0x (11.9x)	Increase
	67,316	Market Approach	EBITDA Multiple	11.3x-17.2x (17.2x)	Increase
Common equity investments	$151,704	Market Approach	Revenue Multiple	6.3x-16.5x (13.9x)	Increase
	20,857	Market Approach	EBITDA Multiple	6.3x-19.4x (13.8x)	Increase
	40,788	Market Approach	Transaction Price	$81.00-$81.00 ($81.00)	Increase
	46,677	Market Approach	Discount to Trade Price	$0.01-$1.00 ($0.37)	Decrease
	219	Market Approach	Gross Profit Multiple	9.9x-9.9x (9.9x)	Increase
	37,617	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
________________
(1)Excludes $14.9 million of level 3 investments valued based on indicative quotes.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	302,566	302,566	692,157	692,157
SPV Asset Facility I	594,295	594,295	445,280	445,280
SPV Asset Facility II	298,079	298,079	297,754	297,754
June 2025 Notes	207,887	202,125	207,051	199,500
December 2025 Notes	653,431	601,250	654,565	593,125
June 2026 Notes	370,959	331,875	369,914	326,250
January 2027 Notes	294,923	252,000	293,915	244,500
CLO 2020-1	199,812	199,812	197,339	197,339
Total Debt	$2,921,952	$2,782,002	$3,157,975	$2,995,905
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $16.1 million, $5.7 million, $1.9 million, $2.1 million, -$3.4 million, $4.0 million, $5.1 million and $4.2 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $13.8 million, $4.7 million, $2.2 million, $2.9 million, -$4.6 million, $5.1 million, $6.1 million, and $2.7 million, respectively.
(3)Includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company's debt obligations as of the following periods:

	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	1,387,250	1,363,375
Level 3	1,394,752	1,632,530
Total Debt	$2,782,002	$2,995,905
Financial Instruments Not Carried at Fair Value
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 217% and 206% as of September 30, 2023 and December 31, 2022, respectively.
The tables below present the debt obligations for the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,090,000	$318,698	$771,302	$302,566
SPV Asset Facility I	600,000	600,000	—	594,295
SPV Asset Facility II	300,000	300,000	—	298,079
June 2025 Notes	210,000	210,000	—	207,887
December 2025 Notes	650,000	650,000	—	653,431
June 2026 Notes	375,000	375,000	—	370,959
January 2027 Notes	300,000	300,000	—	294,923
CLO 2020-1	204,000	204,000	—	199,812
Total Debt	$3,729,000	$2,957,698	$771,302	$2,921,952
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $16.1 million, $5.7 million, $1.9 million, $2.1 million, -$3.4 million, $4.0 million, $5.1 million and $4.2 million, respectively.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$46,510	$33,173	$139,099	$85,996
Amortization of debt issuance costs	3,147	1,715	7,349	4,685
Total Interest Expense	$49,657	$34,888	$146,448	$90,681
Average interest rate	6.3%	4.8%	6.1%	4.2%
Average daily borrowings	$2,937,811	$2,720,864	$3,057,860	$2,719,688
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
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023, the parties to the Revolving Credit Facility entered into an amendment, including to increase the maximum commitments available under the facility, extend the availability period and maturity date, reduce the credit adjustment spread for US dollar denominated term SOFR loans and make various other changes. The following describes the terms of the Revolving Credit Facility amended through September 26, 2023 (the “Revolving Credit Facility First Amendment Date”).
The Revolving Credit Facility is guaranteed by each of OR Tech Lending LLC, ORT KB LLC, ORTF AAM RH LLC (f/k/a ORTF BC 1 LLC), ORTF AAM LLC (f/k/a ORTF BC 2 LLC), ORTF FSI LLC (f/k/a ORTF BC 3 LLC), ORTF BC 4 LLC, ORTF BC 5 LLC and ORTF BC 6 LLC, each a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the maximum principal amount of the Revolving Credit Facility was $1.090 billion (increased from $1.040 billion on July 7, 2023 and further increased from $1.065 billion), subject to availability under the borrowing base, which is based on the Company’s portfolio investments

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on September 24, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 26, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a credit spread adjustment plus a margin or (ii) the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
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
The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes are scheduled to mature on January 15, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO 2020-1 Secured Notes.
The CLO 2020-1 Secured Notes were redeemed in the CLO 2020-1 Refinancing, described below.
Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S. $1,000 per share (the “CLO 2020-1 Preferred Shares”). The CLO 2020-1 Preferred Shares were issued by the CLO 2020-1 Issuer as part of its issued share capital and are not secured by the collateral securing the CLO 2020-1 Secured Notes. The Company purchased all of the CLO 2020-1 Preferred Shares. The Company acts as retention holder in connection with the CLO

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
2020-1 Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2020-1 Preferred Shares.
As part of the CLO 2020-1 Transaction, the Company entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans and recurring revenue loans from the Company to the CLO 2020-1 Issuer on the Closing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.
Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes were able to be used by the CLO 2020-1 Issuer to purchase additional middle market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans and recurring revenue loans.
The CLO 2020-1 Secured Notes were the secured obligation of the CLO 2020-1 Issuers, and the CLO 2020-1 Indenture included customary covenants and events of default. The CLO 2020-1 Secured Notes were not registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and were not able to be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration.
The Adviser served as collateral manager for the CLO 2020-1 Issuer under a collateral management agreement dated as of the Closing Date. The Adviser was entitled to receive fees for providing these services. The Adviser waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement, dated August 10, 2018, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO 2020-1 Issuers’ equity or notes owned by the Company.
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), the Company completed a $337,500,000 term debt securitization refinancing (the “CLO 2020-1 Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO 2020-1 Refinancing were issued by the Company’s consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO 2020-1 Refinancing Issuer.
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112,500,000 of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23,500,000 of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53,000,000 of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15,000,000 of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on October 15, 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans from the Company to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with the Company dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and the Company sold and contributed approximately $83.93 million par amount middle market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from the Company to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Refinancing Issuer under the loan sale agreement.
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer from the loans securing the CLO 2020-1 Refinancing Secured Notes may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO 2020-1 Refinancing Secured Notes are the secured obligation of the CLO 2020-1 Refinancing Issuer, and the CLO 2020-1 Refinancing Indenture includes customary covenants and events of default. The CLO 2020-1 Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO 2020-1 Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO 2020-1 Refinancing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	2,580	2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	544	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	550	2,413
Acquia Inc.	First lien senior secured revolving loan	5,989	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	—	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,339

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	769	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	22,906	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	10,329	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	45	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	90	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	6,703
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	679
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	—	1,711
Certinia, Inc.	First lien senior secured revolving loan	2,941	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
CivicPlus, LLC	First lien senior secured revolving loan	4,291	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	20,351
Diligent Corporation	First lien senior secured revolving loan	899	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Entrata, Inc.	First lien senior secured revolving loan	103	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,278	4,545

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Finastra USA, Inc.	First lien senior secured revolving loan	5,894	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,176	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	2,700	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,327	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,412	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	14,747	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,736
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	3,285	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957
Kaseya Inc.	First lien senior secured delayed draw term loan	887	945
Kaseya Inc.	First lien senior secured revolving loan	709	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,063	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	406	369
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	3,730	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,771	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,306	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	29	10
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,238	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,875	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	899	—
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$370,114	$390,272
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company's common stock during the nine months ended September 30, 2023 and 2022.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Distributions
The following table reflects the distributions declared on shares of the Company's common stock during the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 30, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including undistributed long-term capital gains.

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
May 8, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$56,804	$153,394	$267,545	$(25,546)
Weighted average shares of common stock outstanding—basic and diluted	205,474,428	201,647,113	204,446,780	201,001,321
Earnings (loss) per common share-basic and diluted	$0.28	$0.76	$1.31	$(0.13)
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
For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $2.6 million and $9.0 million, respectively. For the three and nine months ended September 30, 2022, the Company accrued U.S. federal excise tax of $2.1 million and $7.5 million, respectively.
Taxable Subsidiaries
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand and $4 thousand, respectively. For the three and nine months ended September 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $3 thousand as of September 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company recorded a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, beginning of period	$16.70	$17.65
Net investment income (loss)(1)	1.30	0.96
Net realized and unrealized gain (loss)(1)	(0.01)	(1.09)
Total from operations(1)	1.29	(0.13)
Distributions declared from net investment income(2)	(1.08)	(0.75)
Total increase (decrease) in net assets	0.21	(0.88)
Net asset value, end of period	$16.91	$16.77
Shares outstanding, end of period	206,046,339	202,010,949
Total Return(3)	8.0%	(0.7)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	9.3%	6.0%
Ratio of net investment income to average net assets(4)	10.3%	7.5%
Net assets, end of period	$3,484,890	$3,387,323
Weighted-average shares outstanding	204,446,780	201,001,321
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	8.2%	9.1%
Year of formation	2018	2018
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
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on December 29, 2023, payable on or before January 31, 2024.

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
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”). As of September 30, 2023, we had $3.1 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Ow's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), and Blue Owl Credit Private Fund Advisors LLC (“OPCA”) and together with the Adviser, OCA, OTCA II, and ODCA, the "Blue Owl Credit Advisers"). As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across Blue Owl's Credit platform. The Blue Owl Credit Advisers are investment advisers.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Technology Lending Investment Committee. The Investment Team, under the Technology Lending

Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2023, our Adviser or its affiliates have originated $82.5 billion aggregate principal amount of investments across multiple industries, of which $78.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average investment size in each of our portfolio companies was approximately $51.2 million based on fair value. As of September 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 72.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $646 million, weighted average annual EBITDA of $176 million and weighted average enterprise value of $4.1 billion. As of September 30, 2023, investments we classify as growth capital represented 25.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $484 million and a weighted average enterprise value of $9.2 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 96.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 66.6% first lien senior secured debt investments (of which 73.1% we consider to be unitranche debt investments (including “last out” portions of such loans)), 7.1% second lien senior secured debt investments, 6.5% unsecured debt investments, 13.6% preferred equity investments and 6.2% common equity investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 10.7% and 10.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.5% and 12.3%, respectively(1). As of September 30, 2023, the weighted average spread of total debt investments was 6.7%.
As of September 30, 2023, we had investments in 122 portfolio companies with an aggregate fair value of $6.2 billion. As of September 30, 2023, we had net leverage of 0.77x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
________________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average

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
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$307,650	$333,536
Less: Sell downs	(8,726)	—
Total new investment commitments	$298,924	$333,536
Principal amount of investments funded:
First-lien senior secured debt investments	$259,350	$152,928
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	120,600
Preferred equity investments	—	20,000
Common equity investments	3,435	19,010
Total principal amount of investments funded	$262,785	$312,538
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(255,543)	$(143,532)
Second-lien senior secured debt investments	(94,842)	(5,651)
Unsecured debt investments	—	(3,000)
Preferred equity investments	(5,363)	—
Common equity investments	(28,255)	—
Total principal amount of investments sold or repaid	$(384,003)	$(152,183)
Number of new investment commitments in new portfolio companies(1)	8	11
Average new investment commitment amount	$34,194	$31,189
Weighted average term for new debt investment commitments (in years)	5.8	5.8
Percentage of new debt investment commitments at floating rates	99.3%	57.9%
Percentage of new debt investment commitments at fixed rates	0.7%	42.1%
Weighted average interest rate of new debt investment commitments(2)(3)	11.9%	7.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.5%	6.5%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59%% as of September 30, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023.

The table below presents our investments as of the following periods:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(4)	$4,161,224	$4,157,509	(1)	$4,252,574	$4,232,118	(1)
Second-lien senior secured debt investments	455,596	442,709		561,435	536,957
Unsecured debt investments	424,690	405,508		387,971	361,057
Preferred equity investments(2)	887,532	850,665		819,642	834,593
Common equity investments(3)	412,398	389,916		481,351	446,664
Total Investments	$6,341,440	$6,246,307		$6,502,973	$6,411,389
________________
(1)73.1% and 76.1% of which we consider unitranche loans as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes investment in Amergin AssetCo.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	1.9%
Application Software	13.7	16.0
Banks	3.4	2.1
Building Products	0.9	0.7
Capital Markets	0.4	0.3
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	0.3	0.7
Diversified Consumer Services	6.1	8.1
Diversified Financial Services(3)	5.8	5.2
Electrical Equipment	0.8	0.8
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	0.4
Health Care Technology	13.1	12.4
Hotels, Restaurants & Leisure	2.5	2.4
Household Durables	1.2	1.1
Industrial Conglomerates	1.4	1.3
Insurance(1)	1.4	1.4
Internet & Direct Marketing Retail	3.9	3.9
IT Services	7.1	7.0
Life Sciences Tools & Services	0.1	0.3
Pharmaceuticals(2)	0.2	0.1
Professional Services	7.4	6.7
Real Estate Management & Development	0.9	0.8
Road & Rail	0.2	0.2
Systems Software	22.9	22.5
Thrifts & Mortgage Finance	1.8	1.7
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes investment in Amergin AssetCo.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	18.7%	17.5%
Northeast	16.2	16.7
South	16.4	20.8
West	31.2	28.6
Argentina	0.6	0.6
Canada	3.8	3.7
Estonia	0.2	0.2
Guernsey	3.4	3.0
Ireland	0.2	0.1
Israel	2.4	2.4
Netherlands	3.8	4.5
United Kingdom	3.1	1.9
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	10.7%	9.8%
Weighted average total yield of debt and income producing securities(1)	12.5%	11.6%
Weighted average interest rate of debt securities	11.8%	10.9%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$774,612	12.4%	$787,221	12.3%
2	4,864,660	77.9	5,250,592	81.8
3	587,801	9.4	355,999	5.6
4	19,234	0.3	—	—
5	—	—	17,577	0.3
Total	$6,246,307	100.0%	$6,411,389	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,028,524	99.7%	$5,168,032	99.3%
Non-accrual	12,986	0.3	33,948	0.7
Total	$5,041,510	100.0%	$5,201,980	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin is a portfolio company created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $5.0 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo on July 28, 2023 to $6.1 million, of which $4.1 million is equity and $2.0 million is debt. Our investment in Amergin AssetCo is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We have made periodic increases to our investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. We have made periodic increases to our investment in LSI Financing, including $8.5 million during the nine months ended September 30, 2023. We did not increase our investment in LSI Financing during the three months ended

September 30, 2023. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The below table represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Total Investment Income	$173.0	$130.5	$505.7	$345.4
Less: Expenses	73.4	68.6	230.8	145.3
Net Investment Income (Loss) Before Taxes	$99.6	$61.9	$274.9	$200.1
Less: Income taxes, including excise taxes	2.6	2.1	9.0	7.5
Net Investment Income (Loss) After Taxes	$97.0	$59.8	$265.9	$192.6
Net change in unrealized gain (loss)	(63.7)	93.2	(6.4)	(259.7)
Net realized gain (loss)	23.5	0.4	8.0	41.5
Net Increase (Decrease) in Net Assets Resulting from Operations	$56.8	$153.4	$267.5	$(25.6)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended September 30, 2023, our net asset value per share decreased, primarily driven by unrealized losses on the portfolio. For the nine months ended September 30, 2023, our net asset value per share increased, primarily driven by unrealized gains on the portfolio and accumulated undistributed earnings from net investment income.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest income from investments	$138.8	$93.9	$388.4	$253.0
PIK interest income	23.4	26.7	85.3	65.1
Dividend income	9.8	7.7	28.4	23.1
Other income	1.0	2.2	3.6	4.3
Total investment income	$173.0	$130.5	$505.7	$345.5
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended September 30, 2023 and 2022
Investment income increased to $173.0 million for the three months ended September 30, 2023 from $130.5 million for the three months ended September 30, 2022 primarily due to an increase in our portfolio's weighted average yield from 8.6% as of September 30, 2022 to 10.7% as of September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $3.3 million to $2.8 million for the three months ended September 30, 2022 and 2023, respectively. For the three months ended September 30, 2022 and 2023 there were one-time prepayment fees of approximately $1.4 million and $0.6 million, respectively. PIK interest and dividend income decreased from approximately 26.3% of investment income for the three months ended September 30, 2022 to approximately 18.7% of investment income for the three months ended September 30, 2023. Other income, which is comprised of fees that are generally available to us as a result of closing investments and paid at the time of closing, remained relatively flat period-over-period.

We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2023 and 2022
Investment income increased to $505.7 million for the nine months ended September 30, 2023 from $345.4 million for the nine months ended September 30, 2022 primarily due to an increase in our portfolio's weighted average yield from 8.6% as of September 30, 2022 to 10.7% as of September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $9.0 million to $5.1 million for the nine months ended September 30, 2022 and 2023, respectively. For the nine months ended September 30, 2022 and 2023, there were one-time prepayment fees of approximately $4.0 million and $1.1 million, respectively. PIK interest and dividend income decreased from approximately 25.5% of investment income for the nine months ended September 30, 2022 to approximately 22.1% of investment income for the nine months ended September 30, 2023. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest expense	$49.7	$34.9	$146.4	$90.7
Management fees	14.6	13.6	44.1	41.5
Incentive fees	6.2	17.0	29.7	3.7
Professional fees	2.4	1.8	6.6	5.3
Directors' fees	0.3	0.3	0.8	0.8
Other general and administrative	0.2	1.0	3.2	3.2
Total operating expenses	$73.4	$68.6	$230.8	$145.3
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended September 30, 2023 and 2022
Total expenses increased to $73.4 million for the three months ended September 30, 2023 from $68.6 million for the three months ended September 30, 2022 primarily due to an increase in interest expense. The increase in interest expense was driven by an increase in average daily borrowings to $2.9 billion from $2.7 billion period over period, as well as an increase in the average interest rate to 6.3% from 4.8% period over period. The decrease in incentive fees was driven by unrealized losses on the portfolio for the three months ended September 30, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Nine Months Ended September 30, 2023 and 2022
Total expenses increased to $230.8 million for the nine months ended September 30, 2023 from $145.3 million for the nine months ended September 30, 2022 primarily due to increases in interest expense, management fees, and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $3.1 billion from $2.7 billion period over period, as well as an increase in the average interest rate to 6.1% from 4.2% period over period. The increase in management fees was driven by growth in the portfolio. The increase in incentive fees was driven by an increase in net investment income as well as reversals of previously recorded capital gains incentive fees recognized in the nine months ended September 20, 2022. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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
For the three months ended September 30, 2023 and 2022 we accrued U.S. federal excise tax of $2.6 million and $2.1 million, respectively. For the nine months ended September 30, 2023 and 2022 we accrued U.S. federal excise tax of $9.0 million and $7.5 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$(63.2)	$93.8	$(6.2)	$(258.8)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.5)	(0.6)	(0.2)	(0.9)
Net change in unrealized gain (loss)	$(63.7)	$93.2	$(6.4)	$(259.7)

For the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to June 30, 2023. The primary drivers of our portfolio's unrealized losses were decreases in the fair value of certain equity investments and reversals of prior period unrealized gains that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended September 30, 2023
($ in millions)
Remitly Global, Inc	$(17.8)
Circle Internet Services, Inc.	(10.6)
Toast, Inc.	(10.5)
Exabeam, Inc.	(7.0)
Saturn Ultimate, Inc.	(6.5)
Hyland Software, Inc.	4.0
Cornerstone OnDemand, Inc.	(3.1)
Pluralsight, LLC	(3.0)
SLA Eclipse Co-Invest, L.P.	(3.0)
Linked Store Cayman Ltd. (dba Nuvemshop)	(2.9)
Remaining Companies	(2.9)
Total	$(63.3)
For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 98.0%, as compared to 97.4% as of June 30, 2022. The primary drivers of our portfolio's unrealized gains were current market conditions and credit improvements. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended September 30, 2022
($ in millions)
Toast, Inc.	$16.5
Revolut Ribbit Holdings, LLC	15.5
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(10.9)
Remitly Global, Inc.	9.6
Linked Store Cayman Ltd. (dba Nuvemshop)	7.4
Cornerstone OnDemand, Inc.	5.0
Walker Edison Furniture Company LLC	(4.9)
Robinhood Markets, Inc.	4.5
Help HP SCF Investor, LP	3.9
Kajabi Holdings, LLC	3.7
Remaining Companies	43.5
Total	$93.8

For the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2022. The primary drivers of our portfolio's unrealized losses were decreases in the fair value of certain equity investments and reversals of prior period unrealized gains that were realized during the period, partially offset by reversals of prior period unrealized losses that were realized during the period and the impact of credit spreads tightening across the broader market as compared to December 31, 2022. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Nine Months Ended September 30, 2023
($ in millions)
Circle Internet Services, Inc.	$(21.6)
Walker Edison Furniture Company LLC	13.1
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	12.1
Remitly Global, Inc	(11.7)
Toast, Inc.	7.3
Muine Gall, LLC	6.5
JumpCloud, Inc.	(5.8)
Cornerstone OnDemand, Inc.	(5.8)
Hyland Software, Inc.	5.2
Signifyd Inc.	(4.9)
Remaining Companies	(0.6)
Total	$(6.2)

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

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Nine Months Ended September 30, 2022
($ in millions)
Toast, Inc.	$(61.1)
Remitly Global, Inc.	(22.6)
Robinhood Markets, Inc.	(18.5)
UserZoom Technologies, Inc.	(14.4)
Starboard Value Acquisition Corp. (dba Cyxtera Technologies, Inc.)	(12.8)
Kajabi Holdings, LLC	(11.1)
Walker Edison Furniture Company LLC	(8.7)
E2Open Parent Holdings, Inc.	(8.6)
Revolut Ribbit Holdings, LLC	(8.5)
SLA Eclipse Co-Invest, L.P.	(7.9)
Remaining Companies	(84.6)
Total	$(258.8)
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss) on investments	$23.5	$—	$8.0	$41.1
Net realized gain (loss) on foreign currency transactions	—	0.4	—	0.4
Net realized gain (loss)	$23.5	$0.4	$8.0	$41.5

Realized Gross Internal Rate of Return
Since we began investing in 2018 through September 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.8% (based on total capital invested of $2.2 billion and total proceeds from these exited investments of $2.7 billion). Approximately sixty-one percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 217% and 206%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of September 30, 2023, taken together with our available debt capacity of $771.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2023, we had $771.3 million available under our credit facilities.
As of September 30, 2023, we had $260.9 million in cash. During the period ended September 30, 2023, cash provided by operating activities was $455.9 million, primarily as a result of funding portfolio investments of $434.2 million, sales of portfolio investments of $741.2 million, and other operating activities of $148.9 million. Lastly, cash used in financing activities was $398.3 million during the period, which was the result of net repayments on our credit facilities of $236.0 million, debt issuance costs of $10.2 million and distributions paid of $152.2 million.
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
During the nine months ended September 30, 2023 and 2022, we did not deliver capital call notices to investors.

Distributions
The tables below present the distributions declared on shares of the Company's common stock during the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 30, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Paid from sources other than ordinary income, including undistributed long-term capital gains.

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
May 8, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Shares
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,090,000	$318,698	$771,302	$302,566
SPV Asset Facility I	600,000	600,000	—	594,295
SPV Asset Facility II	300,000	300,000	—	298,079
June 2025 Notes	210,000	210,000	—	207,887
December 2025 Notes	650,000	650,000	—	653,431
June 2026 Notes	375,000	375,000	—	370,959
January 2027 Notes	300,000	300,000	—	294,923
CLO 2020-1	204,000	204,000	—	199,812
Total Debt	$3,729,000	$2,957,698	$771,302	$2,921,952
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs of $16.1 million, $5.7 million, $1.9 million, $2.1 million, -$3.4 million, $4.0 million, $5.1 million and $4.2 million, respectively.

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

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$46,510	$33,173	$139,099	$85,996
Amortization of debt issuance costs	3,147	1,715	7,349	4,685
Total Interest Expense	$49,657	$34,888	$146,448	$90,681
Average interest rate	6.3%	4.8%	6.1%	4.2%
Average daily borrowings	$2,937,811	$2,720,864	$3,057,860	$2,719,688

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2023 (Unaudited)	$318.7	$2,167.6	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
September 30, 2023 (Unaudited)	$600.0	$2,167.6	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
September 30, 2023 (Unaudited)	$300.0	$2,167.6	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
September 30, 2023 (Unaudited)	$210.0	$2,167.6	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
September 30, 2023 (Unaudited)	$650.0	$2,167.6	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
September 30, 2023 (Unaudited)	$375.0	$2,167.6	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
September 30, 2023 (Unaudited)	$300.0	$2,167.6	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
September 30, 2023 (Unaudited)	$204.0	$2,167.6	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
Revolving Credit Facility

On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023, the parties to the Revolving Credit Facility entered into an amendment, including to increase the maximum commitments available under the facility, extend the availability period and maturity date, reduce the credit adjustment spread for US dollar denominated term SOFR loans and make various other changes. The following describes the terms of the Revolving Credit Facility amended through September 26, 2023 (the “Revolving Credit Facility First Amendment Date”).

The Revolving Credit Facility is guaranteed by each of OR Tech Lending LLC, ORT KB LLC, ORTF AAM RH LLC (f/k/a ORTF BC 1 LLC), ORTF AAM LLC (f/k/a ORTF BC 2 LLC), ORTF FSI LLC (f/k/a ORTF BC 3 LLC), ORTF BC 4 LLC, ORTF BC 5 LLC and ORTF BC 6 LLC, each our subsidiary, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

As of the Revolving Credit Facility First Amendment Date, the maximum principal amount of the Revolving Credit Facility was $1.090 billion (increased from $1.040 billion on July 7, 2023 and further increased from $1.065 billion), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on September 24, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on September 26, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a credit spread adjustment plus a margin or (ii) the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). We will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

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
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and were backed by a portfolio of collateral obligations consisting of middle market loans, recurring revenue loans and participation interests in middle market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which, as of July 18, 2023, bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes were secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes were scheduled to mature on January 15, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions.
The CLO 2020-1 Secured Notes were redeemed in the CLO 2020-1 Refinancing, described below.
Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S.$1,000 per share (the “CLO 2020-1 Preferred Shares”). The CLO 2020-1 Preferred Shares were issued by the CLO 2020-1 Issuer as part of its issued share capital and are not secured by the collateral securing the CLO 2020-1 Secured Notes. We purchased all of the CLO 2020-1 Preferred Shares. We acted as a retention holder in connection with the CLO 2020-1 Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such were required to retain a portion of the CLO 2020-1 Preferred Shares.

As part of the CLO 2020-1 Transaction, we entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle market loans and recurring revenue loans from us to the CLO 2020-1 Issuer on the Closing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. We made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.
Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes were able to be used by the CLO 2020-1 Issuer to purchase additional middle market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans and recurring revenue loans.
The CLO 2020-1 Secured Notes were the secured obligation of the CLO 2020-1 Issuers, and the CLO 2020-1 Indenture included customary covenants and events of default. The CLO 2020-1 Secured Notes were not registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and were not able to be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration.
The Adviser served as collateral manager for the CLO 2020-1 Issuer under a collateral management agreement dated as of the Closing Date. The Adviser was entitled to receive fees for providing these services. The Adviser waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement, dated August 10, 2018, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO 2020-1 Issuers’ equity or notes owned by us.
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), we completed a $337,500,000 term debt securitization refinancing (the “CLO 2020-1 Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes issued in the CLO 2020-1 Refinancing were issued by the our consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO 2020-1 Refinancing Issuer.
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112,500,000 of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23,500,000 of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53,000,000 of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15,000,000 of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on October 15, 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $243.43 million par amount of middle market loans from us to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and we sold and contributed approximately $83.93 million par amount middle market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from us to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. We made customary representations, warranties, and covenants to the Issuer under the loan sale agreement.
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer from the loans securing the CLO 2020-1 Refinancing Secured Notes may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO 2020-1 Refinancing Secured Notes are the secured obligation of the CLO 2020-1 Refinancing Issuer, and the CLO 2020-1 Refinancing Indenture includes customary covenants and events of default. The CLO 2020-1 Refinancing Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser serves as collateral manager for the CLO 2020-1 Refinancing Issuer under an amended and restated collateral management agreement dated as of the CLO 2020-1 Refinancing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	2,580	2,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	544	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	550	2,413
Acquia Inc.	First lien senior secured revolving loan	5,989	4,857
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Apptio, Inc.	First lien senior secured revolving loan	—	1,308
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	747
Avalara, Inc.	First lien senior secured revolving loan	909	909
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,339
Adenza Group, Inc.	First lien senior secured revolving loan	15,410	15,410
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	769	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	9,353	7,793
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	22,906	28,903
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	10,329	12,232
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250

Portfolio Company	Investment	September 30, 2023	December 31, 2022
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	45	71
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	90	90
Blend Labs, Inc.	First lien senior secured revolving loan	12,500	12,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	6,703
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	679
Centrify Corporation	First lien senior secured revolving loan	8,163	—
Certify, Inc.	First lien senior secured revolving loan	—	1,711
Certinia, Inc.	First lien senior secured revolving loan	2,941	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	1,238	1,329
CivicPlus, LLC	First lien senior secured revolving loan	4,291	4,664
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	20,351
Diligent Corporation	First lien senior secured revolving loan	899	1,066
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Entrata, Inc.	First lien senior secured revolving loan	103	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,278	4,545
Finastra USA, Inc.	First lien senior secured revolving loan	5,894	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,176	32,173
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured loan	—	3,987
Gainsight, Inc.	First lien senior secured revolving loan	2,700	5,250
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	3,647	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,327	1,990
Granicus, Inc.	First lien senior secured revolving loan	1,412	1,737
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	3,344	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	13,834	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	14,747	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,736

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	3,285	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,739	1,957
Kaseya Inc.	First lien senior secured delayed draw term loan	887	945
Kaseya Inc.	First lien senior secured revolving loan	709	945
Litera Bidco LLC	First lien senior secured revolving loan	8,250	5,981
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,600
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	2,063	2,458
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	406	369
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	2,077
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	3,730	5,000
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,771	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,306	413
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	2,762
Tahoe Finco, LLC	First lien senior secured revolving loan	12,907	12,907
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	29	10
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,404	1,383
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	14,400
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	1,238	5,175
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	1,875	2,000
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	899	—

Portfolio Company	Investment	September 30, 2023	December 31, 2022
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$370,114	$390,272
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2023:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	318.7	—	—	318.7	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	—	300.0	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	650.0	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	—	300.0	—
CLO 2020-1	204.0	—	—	—	204.0
Total Contractual Obligations	$2,957.7	$—	$1,235.0	$918.7	$804.0
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a"limited derivatives user" and expect to continue to do so. We adopted a derivatives policy by Rule 18f-4's August 2022 compliance date, and comply with the recordkeeping requirements.
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
Recent Developments
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on December 29, 2023 payable on or before January 31, 2024.

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
As of September 30, 2023, 96.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.84%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$146.2	$42.7	$103.5
Up 200 basis points	$97.5	$28.5	$69.0
Up 100 basis points	$48.7	$14.2	$34.5
Down 100 basis points	$(48.7)	$(14.2)	$(34.5)
Down 200 basis points	$(97.5)	$(28.5)	$(69.0)
Down 300 basis points	$(146.2)	$(42.7)	$(103.5)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 2. Unregistered Sales of Equity Securities , Use of Proceeds, and Issuer Purchases of Equity Securities.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the third quarter of 2023, pursuant to our dividend reinvestment plan, we issued 1,169,242 shares of our common stock, at a price of $17.01 per share, to stockholders of record as of June 30, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated August 9, 2018, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 11, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Finance Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.1
First Supplemental Indenture, dated as of July 18, 2023 by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 19, 2023).

10.2
Second Supplemental Indenture, dated as of August 23, 2023, by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 28, 2023).

10.3
Amended and Restated Collateral Management Agreement, dated as of August 23, 2023, by and between Owl Rock Technology Financing 2020-1 LLC, as Issuer and Blue Owl Technology Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 28, 2023).

10.4
Amended and Restated Loan Sale Agreement, dated as of August 23, 2023, by and between Blue Owl Technology Finance Corp., as Seller and Owl Rock Technology Financing 2020-1 LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on August 28, 2023).

10.5
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of September 26, 2023, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 2, 2023).

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

Blue Owl Technology Finance Corp.

Date: November 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: November 9, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer