Form 10-Q
period 2024-03-31
Blue Owl Technology Finance Corp.
filed 2024-05-10
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2024, the registrant had 208,464,789 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,747,227 and $5,841,371, respectively)	$5,720,662	$5,793,420
Non-controlled, affiliated investments (amortized cost of $316,868 and $296,593, respectively)	294,472	272,093
Controlled, affiliated investments (amortized cost of $75,262 and $75,262, respectively)	62,054	66,509
Total investments at fair value (amortized cost of $6,139,357 and $6,213,226, respectively)	6,077,188	6,132,022
Cash	499,838	469,017
Interest receivable	55,243	44,188
Dividend income receivable	8,130	5,842
Prepaid expenses and other assets	28,794	1,114
Total Assets	$6,669,193	$6,652,183
Liabilities
Debt (net of unamortized debt issuance costs of $33,146 and $35,064, respectively)	$2,954,893	$2,947,329
Management fee payable	13,991	14,252
Distribution payable	76,360	76,883
Incentive fee payable	16,860	17,915
Payables to affiliates	2,095	1,119
Payable for investments purchased	—	24,163
Accrued expenses and other liabilities	39,981	40,528
Total Liabilities	$3,104,180	$3,122,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 208,464,789 and 207,252,229 shares issued and outstanding, respectively	$2,085	$2,073
Additional paid-in-capital	3,301,258	3,280,766
Accumulated undistributed (overdistributed) earnings	261,670	247,155
Total Net Assets	$3,565,013	$3,529,994
Total Liabilities and Net Assets	$6,669,193	$6,652,183
Net Asset Value Per Share	$17.10	$17.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$131,552	$120,797
Payment-in-kind interest income	27,923	30,133
Dividend income	7,047	6,339
Other income	2,094	1,605
Total investment income from non-controlled, non-affiliated investments	168,616	158,874
Investment income from non-controlled, affiliated investments:
Dividend income	3,642	2,614
Other income	3	—
Total investment income from non-controlled, affiliated investments	3,645	2,614
Total Investment Income	172,261	161,488
Expenses
Interest expense	$49,255	$48,211
Management fees	13,991	14,612
Incentive fees	10,097	10,763
Professional fees	1,548	2,031
Directors' fees	258	226
Other general and administrative	1,190	966
Total Expenses	76,339	76,809
Net Investment Income (Loss) Before Taxes	95,922	84,679
Income tax expense (benefit), including excise tax expense (benefit)	3,284	3,074
Net Investment Income (Loss) After Taxes	92,638	81,605
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$24,911	$30,865
Non-controlled, affiliated investments	2,103	(51)
Controlled, affiliated investments	(4,455)	—
Translation of assets and liabilities in foreign currencies	(598)	14
Total Net Change in Unrealized Gain (Loss)	21,961	30,828
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(22,797)	$(15,503)
Foreign currency transactions	(928)	(35)
Total Net Realized Gain (Loss)	(23,725)	(15,538)
Total Net Realized and Change in Unrealized Gain (Loss)	$(1,764)	$15,290
Net Increase (Decrease) in Net Assets Resulting from Operations	$90,874	$96,895
Earnings (Loss) Per Share - Basic and Diluted	$0.44	$0.48
Weighted Average Shares Outstanding - Basic and Diluted	208,065,044	203,490,453
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
Peraton Corp.(3)(6)(9)(13)	Second lien senior secured loan	SR +	7.75%	02/2029	84,551	83,654	84,677	2.4%
ManTech International Corporation(6)(9)(13)	First lien senior secured loan	SR +	5.75%	09/2029	6,475	6,367	6,475	0.2%
ManTech International Corporation(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	565	548	565	—%
ManTech International Corporation(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(13)	—	—%
					91,591	90,556	91,717	2.6%
Application Software
Anaplan, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,821	49,219	1.4%
Anaplan, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(25)	—	—%
Armstrong Bidco Limited(6)(11)(13)(23)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£8,087	9,750	10,139	0.3%
Avalara, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,979	9,091	0.3%
Avalara, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(10)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)	First lien senior secured loan	SR +	5.50%	08/2027	77,021	75,843	74,324	2.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	08/2027	2,338	2,244	2,101	0.1%
CivicPlus, LLC(6)(9)(13)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	67,716	67,295	67,717	1.9%
CivicPlus, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(28)	—	—%
Coupa Holdings, LLC(6)(9)(13)	First lien senior secured loan	SR +	7.50%	02/2030	785	768	779	—%
Coupa Holdings, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(1)	—	—%
Coupa Holdings, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(1)	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(13)	Unsecured notes	SR +	11.75% PIK	06/2034	39,383	38,584	39,383	1.1%
Community Brands ParentCo, LLC(6)(8)(13)	First lien senior secured loan	SR +	5.50%	02/2028	12,495	12,320	12,401	0.3%
Community Brands ParentCo, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(10)	(6)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(13)	First lien senior secured loan	SR +	5.50%	09/2028	76,453	75,379	75,688	2.1%
Diligent Corporation(6)(9)	First lien senior secured loan	SR +	6.25%	08/2025	24,561	24,242	24,314	0.7%
Diligent Corporation(6)(9)(14)	First lien senior secured revolving loan	SR +	6.25%	08/2025	670	660	655	—%
Fullsteam Operations, LLC(6)(9)(13)	First lien senior secured loan	SR +	8.25%	11/2029	10,593	10,286	10,593	0.3%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured loan	SR +	8.25%	11/2029	2,502	2,342	2,447	0.1%
Fullsteam Operations, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(16)	—	—%
Gainsight, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.75% PIK	07/2027	63,754	63,187	63,435	1.8%
Gainsight, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	6.75% PIK	07/2027	2,760	2,709	2,732	0.1%
Granicus, Inc.(6)(8)(13)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	1,937	1,918	1,917	0.1%
Granicus, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(1)	(1)	—%
Granicus, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(3)	(3)	—%
Grayshift, LLC(6)(8)(13)(23)	First lien senior secured loan	SR +	8.00%	07/2028	21,010	20,777	20,852	0.6%
Grayshift, LLC(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	8.00%	07/2028	—	(7)	(7)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)	First lien senior secured loan	SR +	5.00%	05/2026	48,894	48,681	48,772	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.00%	03/2026	—	(15)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	05/2026	—	(19)	(12)	—%
MessageBird BidCo B.V.(6)(8)(13)(23)	First lien senior secured loan	SR +	6.75%	05/2027	44,000	43,431	44,000	1.2%
Ministry Brands Holdings, LLC(6)(8)(13)	First lien senior secured loan	SR +	5.50%	12/2028	8,287	8,167	8,122	0.2%
Ministry Brands Holdings, LLC(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	12/2027	74	65	59	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	03/2028	10,340	10,195	10,211	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	377	360	372	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(22)	(21)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	04/2027	40,521	39,997	40,521	1.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	04/2026	313	289	313	—%
Zendesk, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25% (3.25% PIK)	11/2028	53,033	52,187	52,767	1.5%
Zendesk, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(372)	—	—%
Zendesk, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(82)	(27)	—%
					676,214	668,864	672,847	19.0%
Banks
Finastra USA, Inc.(6)(10)(13)(23)	First lien senior secured loan	SR +	7.25%	09/2029	72,084	71,363	71,723	2.0%
Finastra USA, Inc.(6)(8)(13)(14)(23)	First lien senior secured revolving loan	SR +	7.25%	09/2029	1,385	1,311	1,348	—%
					73,469	72,674	73,071	2.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)	First lien senior secured loan	SR +	6.50%	11/2027	54,123	53,709	54,123	1.5%
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	6.50%	11/2027	1,070	1,033	1,070	—%
					55,193	54,742	55,193	1.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(8)(13)	First lien senior secured loan	SR +	6.25%	05/2028	809	797	807	—%
SimpliSafe Holding Corporation(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	27	26	27	—%
					836	823	834	—%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(6)(9)(13)	First lien senior secured loan	SR +	6.50%	01/2030	12,783	12,532	12,527	0.4%
Icefall Parent, Inc. (dba EngageSmart)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(24)	(24)	—%
Litera Bidco LLC(6)(8)(13)	First lien senior secured loan	SR +	5.25%	05/2026	151,460	150,581	151,460	4.2%
Litera Bidco LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	05/2025	—	(22)	—	—%
Relativity ODA LLC(6)(8)(13)	First lien senior secured loan	SR +	6.50%	05/2027	131,681	130,688	131,681	3.7%
Relativity ODA LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	05/2027	—	(87)	—	—%
Transact Holdings Inc.(3)(6)(8)(13)	First lien senior secured loan	SR +	4.25%	04/2026	8,498	8,454	8,512	0.2%
					304,422	302,122	304,156	8.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	07/2030	2,207	2,207	2,207	0.1%
AAM Series 2.1 Aviation Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	11/2030	2,584	2,584	2,584	0.1%
Blackhawk Network Holdings, Inc.(3)(6)(8)(13)	First lien senior secured loan	SR +	5.00%	03/2029	60,000	58,800	60,036	1.7%
BTRS Holdings Inc. (dba Billtrust)(6)(9)(13)	First lien senior secured loan	SR +	8.00%	12/2028	839	818	829	—%
BTRS Holdings Inc. (dba Billtrust)(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	44	44	43	—%
BTRS Holdings Inc. (dba Billtrust)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	7.25%	12/2028	45	43	44	—%
Computer Services, Inc. (dba CSI)(6)(9)(13)	First lien senior secured loan	SR +	5.25%	11/2029	7,499	7,449	7,480	0.2%
Computer Services, Inc. (dba CSI)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(22)	—	—%
Hg Genesis 8 Sumoco Limited(6)(11)(13)(23)	Unsecured facility	SA +	6.00% PIK	09/2025	£64,840	85,352	81,909	2.3%
Hg Genesis 9 SumoCo Limited(6)(12)(13)(23)	Unsecured facility	E +	7.00% PIK	03/2027	€8,475	9,280	9,153	0.3%
Hg Saturn Luchaco Limited(6)(11)(13)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	£98,401	131,635	124,305	3.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(13)	First lien senior secured loan	SR +	5.75%	09/2028	24,544	24,412	24,483	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	09/2028	—	(6)	(3)	—%
Smarsh Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.75%	02/2029	44,190	43,853	44,190	1.2%
Smarsh Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	5,524	5,442	5,524	0.2%
Smarsh Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	02/2029	177	174	177	—%
					319,369	372,065	362,961	10.3%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.75%	05/2025	70,417	70,189	70,417	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(8)(13)(14)(23)	First lien senior secured revolving loan	SR +	6.75%	05/2025	2,000	1,989	2,000	0.1%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(9)(13)	First lien senior secured loan	SR +	7.00%	05/2026	51,839	51,574	51,839	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	05/2025	—	(9)	—	—%
					124,256	123,743	124,256	3.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(9)(13)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	24,282	23,899	24,162	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	12/2027	846	825	838	—%
					25,128	24,724	25,000	0.7%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(10)(13)	First lien senior secured loan	SR +	6.25%	12/2029	21,635	21,222	21,310	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.25%	12/2029	—	(55)	(44)	—%
PetVet Care Centers, LLC(6)(8)(13)	First lien senior secured loan	SR +	6.00%	11/2030	39,152	38,775	38,956	1.1%
PetVet Care Centers, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(24)	—	—%
PetVet Care Centers, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(54)	(27)	—%
					60,787	59,864	60,195	1.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	08/2028	121,006	119,639	120,099	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(238)	—	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	08/2026	6,524	6,423	6,432	0.2%
Datix Bidco Limited (dba RLDatix)(6)(11)(13)(23)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£637	870	805	—%
Datix Bidco Limited (dba RLDatix)(6)(11)(13)(23)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£6,667	9,074	8,422	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)	First lien senior secured loan	SR +	6.00%	10/2028	27,164	26,729	26,756	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	10/2027	—	(26)	(33)	—%
Greenway Health, LLC(6)(10)(13)	First lien senior secured loan	SR +	6.75%	04/2029	8,751	8,500	8,554	0.2%
Hyland Software, Inc.(6)(8)(13)	First lien senior secured loan	SR +	6.00%	09/2030	85,673	84,455	84,387	2.4%
Hyland Software, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(56)	(61)	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	47,994	46,945	47,274	1.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Indikami Bidco, LLC (dba IntegriChain)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(65)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	06/2030	1,197	1,069	1,108	—%
Imprivata, Inc.(6)(9)(13)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,647	0.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.50%	08/2026	155,074	154,151	150,810	4.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	10,847	10,768	10,549	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)	First lien senior secured loan	SR +	7.00%	12/2026	84,365	84,031	82,678	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,573	2,549	2,437	0.1%
Inovalon Holdings, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	137,546	135,216	135,827	3.8%
Inovalon Holdings, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2024	6,479	6,285	6,398	0.2%
Inovalon Holdings, Inc.(6)(9)(13)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	83,791	82,671	82,954	2.3%
Neptune Holdings, Inc. (dba NexTech)(6)(10)(13)	First lien senior secured loan	SR +	6.00%	08/2030	4,401	4,297	4,313	0.1%
Neptune Holdings, Inc. (dba NexTech)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(13)	(12)	—%
RL Datix Holdings (USA), Inc.(6)(10)(13)(16)(23)	First lien senior secured delayed draw term loan	SR +	4.50%	04/2025	14,600	14,452	14,600	0.4%
RL Datix Holdings (USA), Inc.(6)(10)(13)(14)(23)	First lien senior secured revolving loan	SR +	4.50%	10/2024	670	656	670	—%
RL Datix Holdings (USA), Inc.(6)(10)(13)(23)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	22,049	22,333	0.6%
					845,939	837,901	834,947	23.3%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	09/2025	72,962	72,822	72,780	2.0%
MINDBODY, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	09/2025	—	(10)	(18)	—%
					72,962	72,812	72,762	2.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(13)	First lien senior secured loan	SR +	7.50% PIK	12/2026	79,995	79,567	79,995	2.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(81)	—	—%
					79,995	79,486	79,995	2.2%
Industrial Conglomerates
Aptean Acquiror, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.25%	01/2031	2,945	2,916	2,915	0.1%
Aptean Acquiror, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	26	23	23	—%
Aptean Acquiror, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(3)	(3)	—%
QAD, Inc.(6)(8)(13)	First lien senior secured loan	SR +	5.38%	11/2027	86,800	85,654	86,149	2.4%
QAD, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(137)	(86)	—%
					89,771	88,453	88,998	2.5%
Insurance
Asurion, LLC(3)(6)(8)(13)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,675	9,723	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(13)	First lien senior secured loan	SR +	7.50%	03/2029	909	889	900	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	—%
Integrity Marketing Acquisition, LLC(6)(9)(13)	First lien senior secured loan	SR +	5.80%	08/2026	39,577	39,487	39,577	1.1%
Integrity Marketing Acquisition, LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,027	964	1,027	—%
Integrity Marketing Acquisition, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(13)	—	—%
					52,346	52,000	51,226	1.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
IT Services
Kaseya Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	15,903	15,652	15,903	0.4%
Kaseya Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	06/2025	—	(7)	—	—%
Kaseya Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	06/2029	239	225	239	—%
Pluralsight, LLC(6)(9)(13)	First lien senior secured loan	SR +	8.00%	04/2027	159,494	158,604	133,178	3.7%
Pluralsight, LLC(6)(9)(13)	First lien senior secured revolving loan	SR +	8.00%	04/2027	10,000	9,960	8,350	0.2%
					185,636	184,434	157,670	4.3%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(13)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€3,089	3,179	3,262	0.1%
Bamboo US BidCo LLC(6)(9)(13)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030	4,966	4,825	4,854	0.1%
Bamboo US BidCo LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025	82	70	75	—%
Bamboo US BidCo LLC(6)(13)(14)(15)	First lien senior secured revolving loan	E +	6.00%	10/2029	€—	(28)	(23)	—%
					8,137	8,046	8,168	0.2%
Media
Monotype Imaging Holdings Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.50%	02/2031	58,955	58,517	58,495	1.6%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(18)	(1)	—%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(54)	(57)	—%
					58,955	58,445	58,437	1.6%
Multiline Retail
PDI TA Holdings, Inc.(6)(8)(13)	First lien senior secured loan	SR +	5.50%	02/2031	8,070	7,951	7,949	0.2%
PDI TA Holdings, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(30)	(31)	—%
PDI TA Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2031	—	(13)	(14)	—%
					8,070	7,908	7,904	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Pharmaceuticals
BridgeBio Pharma, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.75%	01/2029	30,000	29,956	29,700	0.8%
XRL 1 LLC (dba XOMA)(13)(26)	First lien senior secured loan		9.88%	12/2038	13,000	12,767	12,610	0.4%
XRL 1 LLC (dba XOMA)(13)(14)(15)(16)(26)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(15)	(30)	—%
					43,000	42,708	42,280	1.2%
Professional Services
Certinia, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.25%	08/2029	22,059	21,652	21,728	0.6%
Certinia, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(52)	(44)	—%
Cornerstone OnDemand, Inc.(6)(8)(13)	Second lien senior secured loan	SR +	6.50%	10/2029	71,667	70,842	68,621	1.9%
Gerson Lehrman Group, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.25%	12/2027	18,895	18,734	18,727	0.5%
Gerson Lehrman Group, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(8)	(9)	—%
Motus Group, LLC(6)(9)(13)	Second lien senior secured loan	SR +	6.50%	12/2029	17,868	17,727	17,689	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	06/2028	140,477	139,531	140,127	3.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	06/2027	7,762	7,690	7,734	0.2%
When I Work, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00% PIK	11/2027	34,430	34,233	33,570	0.9%
When I Work, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(34)	(140)	—%
					313,158	310,315	308,003	8.5%
Real Estate Management & Development
Entrata, Inc.(6)(8)(13)	First lien senior secured loan	SR +	6.00%	07/2030	895	883	888	—%
Entrata, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(1)	(1)	—%
REALPAGE, INC.(3)(6)(8)(13)	Second lien senior secured loan	SR +	6.50%	04/2029	52,500	51,940	51,933	1.5%
					53,395	52,822	52,820	1.5%
Systems Software
Acquia Inc.(6)(10)	First lien senior secured loan	SR +	7.00%	10/2025	176,509	175,772	176,509	5.0%
Acquia Inc.(6)(10)(14)	First lien senior secured revolving loan	SR +	7.00%	10/2025	3,914	3,883	3,914	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)	First lien senior secured loan	SR +	6.50%	03/2031	13,063	12,867	12,867	0.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	—	(222)	(223)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(71)	(71)	—%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.25%	07/2030	4,625	4,506	4,555	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	6.75%	07/2029	—	(9)	(5)	—%
Arctic Wolf Networks, Inc.(13)(26)	Senior convertible notes		3.00% PIK	09/2027	125,954	147,019	146,696	4.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(13)	First lien senior secured loan	SR +	7.50% PIK	10/2028	180,766	178,479	179,411	5.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	6.75%	10/2027	1,559	1,406	1,471	—%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	03/2028	78,293	77,048	77,902	2.2%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	03/2027	—	(117)	(41)	—%
Crewline Buyer, Inc. (dba New Relic)(6)(9)(13)	First lien senior secured loan	SR +	6.75%	11/2030	90,340	89,036	89,436	2.5%
Crewline Buyer, Inc. (dba New Relic)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(133)	(94)	—%
Exabeam, Inc.(26)	First lien senior secured loan		12.00% PIK	05/2028	43,133	42,789	42,486	1.2%
Forescout Technologies, Inc.(6)(9)(13)	First lien senior secured loan	SR +	8.00%	08/2026	69,292	68,905	69,638	2.0%
Forescout Technologies, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	8.00%	07/2024	—	(93)	—	—%
Forescout Technologies, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	8.00%	08/2026	—	(40)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(10)(13)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,934	20,050	0.6%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(13)(23)	First lien senior secured loan	SR +	7.50%	04/2026	148,889	147,082	148,889	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	7.50%	04/2026	—	(255)	—	—%
Ivanti Software, Inc.(6)(9)(13)	Second lien senior secured loan	SR +	7.25%	12/2028	21,000	20,576	18,008	0.5%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	SR +	7.50%	02/2029	12,818	12,654	12,754	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(19)	(8)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Ping Identity Holding Corp.(6)(8)(13)	First lien senior secured loan	SR +	7.00%	10/2029	909	897	909	—%
Ping Identity Holding Corp.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	—	—%
Rubrik, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	08/2028	10,394	10,273	10,342	0.3%
Rubrik, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2028	495	479	488	—%
SailPoint Technologies Holdings, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.00%	08/2029	45,640	44,842	45,526	1.3%
SailPoint Technologies Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(64)	(11)	—%
Securonix, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.00%	04/2028	19,774	19,629	18,192	0.5%
Securonix, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	04/2028	—	(24)	(285)	—%
Sitecore USA, Inc.(6)(10)(13)	First lien senior secured loan	SR +	7.50% (4.25% PIK)	03/2029	9,035	8,971	9,013	0.3%
Sitecore Holding III A/S(6)(10)(13)	First lien senior secured loan	SR +	7.50% (4.25% PIK)	03/2029	54,474	54,083	54,337	1.5%
Sitecore Holding III A/S(6)(12)(13)	First lien senior secured EUR term loan	E +	7.50% (4.25% PIK)	03/2029	€53,086	55,541	57,189	1.6%
Talon MidCo 2 Limited (dba Tufin)(6)(8)(13)(23)	First lien senior secured loan	SR +	7.69%	08/2028	2,668	2,627	2,642	0.1%
Talon MidCo 2 Limited (dba Tufin)(6)(13)(14)(16)(23)	First lien senior secured delayed draw term loan	SR +	7.69%	08/2024	—	—	—	—%
Talon MidCo 2 Limited (dba Tufin)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	7.69%	08/2028	—	(2)	(1)	—%
					1,186,630	1,198,248	1,202,485	34.0%
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(8)(13)	First lien senior secured loan	SR +	7.50%	06/2027	70,000	69,128	68,600	1.9%
					70,000	69,128	68,600	1.9%
Total non-controlled/non-affiliated portfolio company debt investments					$4,799,259	$4,832,883	$4,804,525	134.7%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(17)(24)	Class A Common Stock		N/A	N/A	419,311	23,013	40,607	1.1%
Space Exploration Technologies Corp.(13)(17)(24)	Class C Common Stock		N/A	N/A	84,250	4,011	8,158	0.2%
						27,024	48,765	1.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Application Software
6Sense Insights, Inc.(13)(17)(24)	Series E-1 Preferred Stock	N/A	N/A	1,264,514	40,066	33,456	0.9%
Alpha Partners Technology Merger Corp(17)(23)(24)	Warrants	N/A	N/A	666,666	—	—	—%
Alpha Partners Technology Merger Corp(23)(24)	Sponsor Shares	N/A	N/A	100,000	1,000	—	—%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(17)(26)	Preferred Stock	10.50% PIK	N/A	15,000	19,051	18,529	0.5%
EShares, Inc. (dba Carta)(17)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(13)(17)(23)(24)	LP Interest	N/A	N/A	2,281	2,285	2,467	0.1%
MessageBird Holding B.V.(13)(17)(23)(24)	Extended Series C Warrants	N/A	N/A	191,530	1,174	240	—%
Nylas, Inc.(17)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	6,807	0.2%
Project Alpine Co-Invest Fund, LP(13)(17)(23)(24)	LP Interest	N/A	N/A	3,644	3,646	4,306	0.1%
Saturn Ultimate, Inc.(13)(17)(24)	Common stock	N/A	N/A	5,580,593	25,008	51,050	1.4%
Zoro TopCo, Inc.(13)(17)(26)	Series A Preferred Equity	12.50% PIK	N/A	7,114	7,928	8,118	0.2%
Zoro TopCo, L.P.(13)(17)(24)	Class A Common Units	N/A	N/A	592,872	5,929	6,455	0.2%
					123,104	139,737	3.8%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(13)(17)	Series A Preferred Units	8.25%	N/A	—	69	50	—%
Dodge Construction Network Holdings, L.P.(13)(17)(24)	Class A-2 Common Units	N/A	N/A	3,333,333	2,841	2,281	0.1%
					2,910	2,331	0.1%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(17)(23)(24)	LP Interest	N/A	N/A	15,000	15,217	15,467	0.4%
					15,217	15,467	0.4%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(17)(23)(24)	LLC Interest	N/A	N/A	1,497	1,497	1,497	—%
AAM Series 2.1 Aviation Feeder, LLC(13)(17)(23)(24)	LLC Interest	N/A	N/A	1,727	1,729	1,727	—%
Amergin Asset Management, LLC(13)(17)(23)(24)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(17)(24)	Preferred Stock	N/A	N/A	143,943	5,012	3,220	0.1%
					8,238	6,444	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)(17)(24)	Common stock	N/A	N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(17)(26)	Series A Preferred Stock	15.00% PIK	N/A	4,588,433	4,505	4,497	0.1%
					6,090	6,082	0.2%
Health Care Technology
BEHP Co-Investor II, L.P.(13)(17)(23)(24)	LP Interest	N/A	N/A	1,270	1,266	1,278	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(13)(17)(26)	Series A Preferred Stock	10.75% PIK	N/A	50,000	60,414	58,620	1.6%
WP Irving Co-Invest, L.P.(13)(17)(23)(24)	Partnership Units	N/A	N/A	1,250,000	1,267	1,258	—%
					62,947	61,156	1.6%
Hotels, Restaurants & Leisure
Toast, Inc.(17)(24)	Warrants	N/A	N/A	5,762,612	36,254	73,957	2.1%
Toast, Inc.(2)(24)	Common stock	N/A	N/A	322,578	6,398	8,039	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(13)(17)(26)	Series A Preferred Stock	6.00% PIK	N/A	25,000	28,872	28,655	0.8%
					71,524	110,651	3.1%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(17)(24)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	41,170	1.2%
Klaviyo, Inc.(2)(17)(24)	Common stock	N/A	N/A	1,198,270	40,018	30,532	0.9%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(17)(23)(24)	Series E Preferred Stock	N/A	N/A	19,499	42,496	35,738	1.0%
					132,539	107,440	3.1%
IT Services
E2Open Parent Holdings, Inc.(2)(23)(24)	Class A Common Stock	N/A	N/A	1,650,943	17,504	7,330	0.2%
JumpCloud, Inc.(17)(24)	Series B Preferred Stock	N/A	N/A	756,590	4,531	1,298	—%
JumpCloud, Inc.(17)(24)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	31,433	1.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(13)(17)(26)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	8,772	8,903	0.2%
Replicated, Inc.(17)(24)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	11,736	0.3%
WMC Bidco, Inc. (dba West Monroe)(13)(17)(26)	Senior Preferred Stock	11.25% PIK	N/A	57,231	73,774	70,211	2.0%
					164,606	130,911	3.7%
Pharmaceuticals
XOMA Corporation(13)(17)(24)	Warrants	N/A	N/A	12,000	82	136	—%
					82	136	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(13)(17)(24)	Class A Common Stock		N/A	N/A	70,000	7,000	5,102	0.1%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(17)(26)	Series A Preferred Stock		10.50% PIK	N/A	28,000	34,596	31,889	1.0%
Thunder Topco L.P. (dba Vector Solutions)(13)(17)(24)	Common Units		N/A	N/A	7,857,410	7,857	8,483	0.2%
Vestwell Holdings, Inc.(13)(17)(24)	Series D Preferred Stock		N/A	N/A	152,175	3,000	3,000	0.1%
						52,453	48,474	1.4%
Road & Rail
Bolt Technology OÜ(17)(23)(24)	Preferred Stock		N/A	N/A	43,478	11,318	10,429	0.3%
						11,318	10,429	0.3%
Systems Software
Algolia, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(17)(24)	Preferred Stock		N/A	N/A	3,032,840	25,036	31,387	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(13)(17)(24)	Common Units		N/A	N/A	12,692,160	12,692	13,841	0.4%
Circle Internet Services, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	19,862	0.7%
Circle Internet Services, Inc.(17)(24)	Series E Preferred Stock		N/A	N/A	821,806	6,917	6,752	0.2%
Circle Internet Services, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	75,876	1,500	1,024	—%
Circle Internet Services, Inc.(17)(24)	Warrants		N/A	N/A	244,580	—	470	—%
Elliott Alto Co-Investor Aggregator L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	1,567	1,577	1,686	—%
Exabeam, Inc.(17)(24)	Series F-1 Preferred Stock		N/A	N/A	3,340,668	95,669	67,432	1.9%
Halo Parent Newco, LLC(13)(17)(26)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	6,280	5,213	0.1%
Project Hotel California Co-Invest Fund, L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	2,685	2,687	3,084	0.1%
Illumio, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	2,483,618	16,684	14,843	0.5%
Illumio, Inc.(17)(24)	Common stock		N/A	N/A	358,365	2,432	1,495	—%
Picard Holdco, LLC(6)(9)(13)(17)	Series A Preferred Stock	SR +	12.00% PIK	N/A	10,570	11,177	12,191	0.4%
Securiti, Inc.(13)(17)(24)	Series C Preferred Stock		N/A	N/A	2,525,571	20,016	20,000	0.6%
						231,667	227,384	6.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(13)(24)	Common stock		N/A	N/A	216,953	3,000	705	—%
Blend Labs, Inc.(13)(17)(24)	Warrants		N/A	N/A	299,216	1,625	25	—%
						4,625	730	—%
Total non-controlled/non-affiliated portfolio company equity investments						914,344	916,137	25.7%
Total non-controlled/non-affiliated portfolio company investments						5,747,227	5,720,662	160.4%

Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(13)(21)(25)	First lien senior secured loan	SR +	6.75% PIK	03/2027	11,338	9,396	9,922	0.3%
Walker Edison Furniture Company LLC(6)(8)(13)(14)(21)(25)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	1,187	1,180	835	—%
Walker Edison Furniture Company LLC(6)(8)(13)(21)(25)	First lien senior secured revolving loan	SR +	6.25%	03/2027	4,495	4,495	4,101	0.1%
					17,020	15,071	14,858	0.4%
Total non-controlled/affiliated portfolio company debt investments					17,020	15,071	14,858	0.4%

Equity Investments
Systems Software
Help HP SCF Investor, LP(13)(17)(21)(24)	LP Interest		N/A	N/A	59,333	59,379	68,756	1.9%
Split Software, Inc.(17)(21)(24)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	21,053	0.7%
						89,384	89,809	2.6%
Insurance
Fifth Season Investments LLC(13)(17)(19)(21)	Class A Units		N/A	N/A	8	63,235	65,309	1.8%
						63,235	65,309	1.8%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(13)(17)(21)(24)	Common Equity		N/A	N/A	98,319	9,500	410	—%
Signifyd Inc.(17)(21)(26)	Series E Preferred Shares		9.00% PIK	N/A	2,755,121	127,523	111,188	3.1%
						137,023	111,598	3.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(17)(21)(23)	Preferred Equity	N/A	N/A	12,073,000	12,155	12,898	0.4%
					12,155	12,898	0.4%
Total non-controlled/affiliated portfolio company equity investments					$301,797	279,614	7.9%
Total non-controlled/affiliated portfolio company investments					$316,868	294,472	8.3%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(17)(22)(23)(24)	LLC Interest	N/A	N/A	75,031	75,262	$62,054	1.8%
					75,262	62,054	1.8%
Total controlled/affiliated portfolio company equity investments					$75,262	62,054	1.8%
Total controlled/affiliated portfolio company investments					$75,262	62,054	1.8%
Total Investments					$6,139,357	$6,077,188	170.5%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of March 31, 2024, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $0.7 million based on a tax cost basis of $6.10 billion. As of March 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $163.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $164.5 million.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”, which can include one-, three- or six-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), or Sterling Overnight Interbank Average Rate (“SONIA” or “SA”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 19 for additional information on our restricted securities.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(11)The interest rate on these loans is subject to SONIA, which as of March 31, 2024 was 5.19%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(13)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(14)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(15)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(16)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $1.24 billion or 34.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Shares	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
(18)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.
(19)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 6 “Debt”.
(20)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the period ended March 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2024	Other Income	Interest Income
Fifth Season Investments LLC	$43,904	$19,332	$—	$2,073	$—	$—	$65,309	$785	$—
Help HP SCF Investor, LP	67,221	—	—	1,535	—	—	68,756	—	—
LSI Financing 1 DAC	12,992	—	(242)	148	—	—	12,898	10	—
Signifyd Inc.	110,500	—	—	688	—	—	111,188	2,847	—
Split Software, Inc.	22,484	—	—	(1,431)	—	—	21,053	—	—
Walker Edison Furniture Company LLC	14,992	1,186	—	(910)	—	—	15,268	3	—
Total	$272,093	$20,518	$(242)	$2,103	$—	$—	$294,472	$3,645	$—
________________
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(22)As defined in the 1940 act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended March 31, 2024 were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2024	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$66,509	$—	$—	$(4,455)	$—	$—	$62,054	$—	$—
Total	$66,509	$—	$—	$(4,455)	$—	$—	$62,054	$—	$—
________________
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
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 14.9% of total assets as calculated in accordance with the regulatory requirements.
(24)Non-income producing investment.
(25)Loan was on non-accrual status as of March 31, 2024.
(26)Contains a fixed-rate structure.
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
QAD, Inc.(6)(8)(14)	First lien senior secured loan	SR +	5.38%	11/2027	87,021	85,807	85,716	2.4%
QAD, Inc.(6)(14)(15)(16)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(146)	(171)	—%
					87,021	85,661	85,545	2.4%
Insurance
Asurion, LLC(3)(6)(8)(14)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,666	10,300	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(14)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(14)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	—%
Integrity Marketing Acquisition, LLC(6)(9)(14)	First lien senior secured loan	SR +	5.80%	08/2026	39,676	39,577	39,676	1.1%
Integrity Marketing Acquisition, LLC(6)(9)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,030	960	1,030	—%
Integrity Marketing Acquisition, LLC(6)(14)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(14)	—	—%
					52,448	52,075	51,900	1.4%
IT Services
Kaseya Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	15,744	15,484	15,704	0.4%
Kaseya Inc.(6)(9)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	58	50	58	—%
Kaseya Inc.(6)(8)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2029	239	224	236	—%
Pluralsight, LLC(6)(9)(14)	First lien senior secured loan	SR +	8.00%	04/2027	159,494	158,548	154,311	4.4%
Pluralsight, LLC(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	8.00%	04/2027	7,770	7,727	7,445	0.2%
					183,305	182,033	177,754	5.0%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(14)	First lien senior secured EUR term loan	E +	6.00%	09/2030	€3,063	3,148	3,282	0.1%
Bamboo US BidCo LLC(6)(9)(14)	First lien senior secured loan	SR +	6.00%	09/2030	4,923	4,779	4,775	0.1%
Bamboo US BidCo LLC(6)(8)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025	53	41	40	—%
Bamboo US BidCo LLC(6)(14)(15)(16)	First lien senior secured revolving loan	E +	6.00%	10/2029	€—	(29)	(31)	—%
					8,039	7,939	8,066	0.2%

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured loan	SR +	6.75% (6.75% PIK)	03/2027	10,862	9,391	9,992	0.3%
Walker Edison Furniture Company LLC(6)(14)(15)(17)(22)(26)	First lien senior secured delayed draw term loan	SR +	6.75% (6.75% PIK)	03/2027	—	—	(225)	—%
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured revolving loan	SR +	6.25%	03/2027	4,495	4,495	4,202	0.1%
					15,357	13,886	13,969	0.4%
Total non-controlled/affiliated portfolio company debt investments					15,357	13,886	13,969	0.4%

Equity Investments
Systems Software
Help HP SCF Investor, LP(14)(18)(22)(25)	LP Interest		N/A	N/A	59,333	59,379	67,221	1.9%
Split Software, Inc.(18)(22)(25)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	22,484	0.7%
						89,384	89,705	2.6%
Insurance
Fifth Season Investments LLC(14)(18)(20)(22)	Class A Units		N/A	N/A	8	43,904	43,904	1.2%
						43,904	43,904	1.2%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(14)(18)(22)(25)	Common Units		N/A	N/A	98,319	9,500	1,023	—%
Signifyd Inc.(18)(22)(27)	Series E Preferred Shares		9.00% PIK	N/A	2,755,121	127,523	110,500	3.1%
						137,023	111,523	3.1%
Pharmaceuticals
LSI Financing 1 DAC(14)(18)(22)(24)	Preferred Equity		N/A	N/A	12,317,000	12,396	12,992	0.4%
						12,396	12,992	0.4%
Total non-controlled/affiliated portfolio company equity investments						$282,707	$258,124	7.3%
Total non-controlled/affiliated portfolio company investments						$296,593	$272,093	7.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(18)(23)(24)(25)	LLC Interest	N/A	N/A	75,031	75,262	66,509	1.9%
					75,262	66,509	1.9%
Total controlled/affiliated portfolio company equity investments					$75,262	$66,509	1.9%
Total controlled/affiliated portfolio company investments					$75,262	$66,509	1.9%
Total Investments					$6,213,226	$6,132,022	173.7%
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
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "SR", which can include one-, three- or six-month SOFR), Euro Interbank Offered Rate ("EURIBOR" or "E", which can include three- or six-month EURIBOR), or Sterling Overnight Interbank Average Rate ("SONIA" or "SA") at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(18)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $1.2 billion or 34.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F-1 Preferred Stock	May 12, 2023
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Common stock	May 4, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOL Acquisition Inc.	Common stock	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Series E Preferred Shares	April 8, 2021
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021

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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$92,638	$81,605
Net change in unrealized gain (loss)	21,961	30,828
Realized gain (loss)	(23,725)	(15,538)
Net Increase (Decrease) in Net Assets Resulting from Operations	90,874	96,895
Distributions
Distributions declared from earnings	(76,360)	(70,242)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(76,360)	(70,242)
Capital Share Transactions
Reinvestment of distributions	20,505	15,298
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	20,505	15,298
Total Increase/(Decrease) in Net Assets	35,019	41,951
Net Assets, at beginning of period	3,529,994	3,387,365
Net Assets, at end of period	$3,565,013	$3,429,316
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$90,874	$96,895
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(253,108)	(60,234)
Proceeds from investments and investment repayments, net	340,454	19,398
Net amortization/accretion of premium/discount on investments	(8,419)	(6,956)
Net change in unrealized (gain) loss on investments	(22,559)	(30,814)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	605	(12)
Net realized (gain) loss on investments	22,797	15,503
Net realized (gain) loss on foreign currency transactions relating to investments	1,645	—
Paid-in-kind interest	(22,346)	(26,632)
Paid-in-kind dividend	(7,154)	(9,432)
Amortization of debt issuance costs	2,294	1,994
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,002)	3,647
(Increase) decrease in dividend income receivable	(2,288)	130
(Increase) decrease in paid-in-kind interest receivable	(4,053)	(6,622)
(Increase) decrease in prepaid expenses and other assets	(27,695)	(578)
Increase (decrease) in management fee payable	(261)	369
Increase (decrease) in incentive fee payable	(1,055)	2,204
Increase (decrease) in payables to affiliates	976	(1,391)
Increase (decrease) in payable for investments purchased	(24,163)	—
Increase (decrease) in accrued expenses and other liabilities	(547)	14,723
Net cash provided by (used in) operating activities	78,995	12,192
Cash Flows from Financing Activities
Borrowings on debt	25,000	215,926
Payments on debt	(16,419)	(167,926)
Debt issuance costs	(377)	(1,398)
Distributions paid	(56,378)	(43,817)
Net cash provided by (used in) financing activities	(48,174)	2,785
Net increase (decrease) in cash	30,821	14,977
Cash, beginning of period	469,017	203,293
Cash, end of period	$499,838	$218,270

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$40,647	$30,742
Distributions declared during the period	76,360	70,242
Reinvestment of distributions during the period	20,505	15,298
Distribution payable	76,360	70,242
Taxes, including excise tax, paid during the period	10,155	7,900
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024 and 2023, PIK income earned was $37.3 million and $39.1 million, representing 21.7% and 24.2% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.

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
Note 3. Agreements and Related Party Transactions
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 6, 2024, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $0.8 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of March 31, 2024 and 2023, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.1 million and $1.4 million, respectively.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2024 and 2023, management fees were $14.0 million and $14.6 million, respectively.
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
For the three months ended March 31, 2024 and 2023, the Company incurred incentive fees of $10.3 million and $9.2 million, respectively, based on net investment income.
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
For the three months ended March 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.2 million. For the three months ended March 31, 2023, the Company incurred performance-based incentive fees based on capital gains of $1.5 million, of which $1.5 million was related to unrealized gains.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order exemptive relief (as amended, the “Order”) that has been granted by the SEC to Blue Owl Credit Advisors LLC (“OCA”) and certain of its affiliates to permit the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, Blue Owl Private Credit Fund Advisors LLC (“OPCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), together with OCA, OPFA, ODCA and the Adviser, the “Blue Owl Credit Advisers”, which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have investment objective similar to the Company.

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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The Company has made investments in non-controlled, affiliated companies, including Fifth Season Investments LLC (“Fifth Season”) and LSI Financing DAC 1 (“LSI Financing”).
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2024 its equity investment in Fifth Season was $65.3 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of March 31, 2024 its investment in LSI Financing was $12.9 million at fair value. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,029,472	$4,015,880	$3,987,458	$3,983,668
Second-lien senior secured debt investments	406,612	402,057	460,037	454,090
Unsecured debt investments	411,870	401,446	436,423	427,862
Preferred equity investments(1)	912,812	837,241	905,784	861,779
Common equity investments(2)	378,591	420,564	423,524	404,623
Total Investments	$6,139,357	$6,077,188	$6,213,226	$6,132,022
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.3%	2.2%
Application Software	13.4	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Capital Markets	—	0.5
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	—	0.3
Diversified Consumer Services	5.3	5.1
Diversified Financial Services	7.1	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.1	1.1
Health Care Technology	14.8	14.4
Hotels, Restaurants & Leisure	3.0	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.5	1.4
Insurance(1)	1.9	1.6
Internet & Direct Marketing Retail	3.8	3.8
IT Services	4.7	5.1
Life Sciences Tools & Services	0.1	0.1
Media	1.0	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	0.9	0.4
Professional Services	5.9	7.7
Real Estate Management & Development	0.9	0.9
Road & Rail	0.2	0.2
Systems Software	25.1	24.7
Thrifts & Mortgage Finance	1.1	1.1
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	20.1%	19.7%
Northeast	16.3	16.0
South	17.8	17.1
West	30.6	31.5
Brazil	0.6	0.6
Canada	4.3	4.3
Estonia	0.2	0.2
Guernsey	3.5	3.7
Ireland	0.2	0.2
Israel	2.5	2.5
Netherlands	0.7	1.0
United Kingdom	3.2	3.2
Total	100.0%	100.0%
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 218% and 217% as of March 31, 2024 and December 31, 2023, respectively.
The tables below present the debt obligations for the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,115,000	$349,038	$765,962	$333,600
SPV Asset Facility I	600,000	600,000	—	594,642
SPV Asset Facility II	300,000	300,000	—	298,450
June 2025 Notes	210,000	210,000	—	208,472
December 2025 Notes	650,000	650,000	—	652,660
June 2026 Notes	375,000	375,000	—	371,669
January 2027 Notes	300,000	300,000	—	295,734
CLO 2020-1	204,000	204,000	—	199,666
Total Debt	$3,754,000	$2,988,038	$765,962	$2,954,893
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $15.4 million, $5.4 million, $1.5 million, $1.5 million, -$2.7 million, $3.3 million, $4.3 million and $4.4 million, respectively.
(3)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $16.1 million, $5.6 million, $1.9 million, $1.8 million, -$3.0 million, $3.7 million, $4.6 million, and $4.4 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$46,961	$46,217
Amortization of debt issuance costs	2,294	1,994
Total Interest Expense	$49,255	$48,211
Average interest rate	6.3%	5.8%
Average daily borrowings	$2,986,183	$3,207,224
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment, including to increase the maximum commitments available under the facility, extend the availability period and maturity date, reduce the credit adjustment spread for US dollar denominated term SOFR loans and make various other changes. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
The Revolving Credit Facility is guaranteed by certain of the Company's domestic subsidiaries in existence on the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of February 29, 2024, the Revolving Credit Facility provides for (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on the February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.04 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $1.09 billion to $1.12 billion on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a credit spread adjustment plus margin of 1.875% or 1.75% per annum, subject to certain conditions, or (ii) the prime rate plus margin of 0.875% or 0.75% per annum, subject to certain conditions. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC ("OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On March 30, 2023, the parties to the SPV Asset Facility I entered into an amendment and the following describes the terms of SPV Asset Facility I as amended through such date.
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
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding I”), a Delaware limited liability company and the Company’s wholly-owned subsidiary entered into a Credit Agreement (the "SPV Asset Facility II"), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the "Margining Agreement"). The following describes the terms of the SPV Asset Facility II as amended through June 23, 2023.
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
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period of up to three years after the SPV Asset Facility II Closing Date. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2026 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.
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
The June 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended 1940, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The January 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Indenture) in January 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO 2020-1 Secured Notes.
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
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112.5 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23.5 million of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53 million of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15 million of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Financial Instruments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$499,838	$—	$—	$499,838
Investments:
First-lien senior secured debt investments	—	68,548	3,947,332	4,015,880
Second-lien senior secured debt investments	—	146,333	255,724	402,057
Unsecured debt investments	—	—	401,446	401,446
Preferred equity investments(1)	—	—	837,241	837,241
Common equity investments(2)	46,606	15,467	358,491	420,564
Total Investments at fair value	$46,606	$230,348	$5,800,234	$6,077,188
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
Purchases of investments, net	174,887	—	—	1	19,426	194,314
Payment-in-kind	10,570	1,209	10,567	7,153	—	29,499
Proceeds from investments, net	(206,082)	—	(17,979)	(242)	(23)	(224,326)
Net change in unrealized gain (loss)	(11,043)	2,333	(586)	(31,564)	28,503	(12,357)
Net realized gains (losses)	—	—	(1,658)	—	—	(1,658)
Net amortization/accretion of premium/discount on investments	3,853	90	3,695	114	—	7,752
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	16,800	—	—	—	16,800
Fair value, end of period	$3,947,332	$255,724	$401,446	$837,241	$358,491	$5,800,234
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	49,655	—	—	9,778	1,729	61,162
Payment-in-kind	14,507	2,762	8,452	9,432	—	35,153
Proceeds from investments, net	(19,397)	—	—	—	—	(19,397)
Net change in unrealized gain (loss)	25,179	(400)	5,680	(20,585)	1,090	10,964
Net realized gains (losses)	(15,503)	—	—	—	—	(15,503)
Net amortization of discount on investments	2,705	107	3,579	101	—	6,492
Transfers between investment types	(9,500)	—	—	—	9,500	—
Transfers into (out of) Level 3(1)	(371)	(139,894)	—	—	—	(140,265)
Fair value, end of period	$4,279,393	$310,650	$365,033	$833,319	$356,260	$6,144,655
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$(10,248)	$8,809
Second-lien senior secured debt investments	2,333	(399)
Unsecured debt investments	(586)	5,681
Preferred equity investments	(31,564)	(20,584)
Common equity investments	28,503	1,089
Total Investments	$(11,562)	$(5,404)

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

As of March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,802,649	Yield Analysis	Market Yield	6.8%-21.6% (12.6%)	Decrease
	144,683	Recent Transaction	Transaction Price	98.0%-100.0% (98.9%)	Increase
Second-lien senior secured debt investments	$255,724	Yield Analysis	Market Yield	11.9%-19.2% (15.6%)	Decrease
Unsecured debt investments	$254,750	Yield Analysis	Market Yield	10.0%-17.5% (12.6%)	Decrease
	146,696	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$247,583	Yield Analysis	Market Yield	10.9%-32.7% (21.3%)	Decrease
	488,711	Market Approach	Revenue Multiple	3.2x-23.5x (9.0x)	Increase
	68,756	Market Approach	EBITDA Multiple	18.3x-18.3x (18.3x)	Increase
	32,191	Recent Transaction	Transaction Price	100.0%-106.5% (102.5%)	Increase
Common equity investments	$149,854	Market Approach	Revenue Multiple	6.3x-14.5x (11.4x)	Increase
	15,396	Market Approach	EBITDA Multiple	5.8x-20.0x (16.3x)	Increase
	48,765	Market Approach	Transaction Price	$92.00-$92.00 ($92.00)	Increase
	74,118	Option Pricing Model	Volatility	60.0%-70.0% (65.0%)	Increase
	240	Market Approach	Gross Profit Multiple	9.6x-9.6x (9.6x)	Increase
	65,309	Market Approach	AUM Multiple	1.0x-1.0x (1.0x)	Increase
	4,809	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,625,053	Yield Analysis	Market Yield	9.3%-15.9% (12.3%)	Decrease
	350,094	Recent Transaction	Transaction Price	97.0%-100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$235,292	Yield Analysis	Market Yield	11.4%-17.5% (15.3%)	Decrease
Unsecured debt investments	$266,030	Yield Analysis	Market Yield	10.6%-17.2% (12.3%)	Decrease
	141,377	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$236,932	Yield Analysis	Market Yield	12.6%-25.0% (14.6%)	Decrease
	537,989	Market Approach	Revenue Multiple	4.5x-21.0x (11.1x)	Increase
	67,221	Market Approach	EBITDA Multiple	18.3x-18.3x (18.3x)	Increase
	19,637	Recent Transaction	Transaction Price	98.0%-107.5% (104.3%)	Increase
Common equity investments	$152,731	Market Approach	Revenue Multiple	6.3x-14.7x (12.5x)	Increase
	16,133	Market Approach	EBITDA Multiple	6.0x-20.3x (16.2x)	Increase
	46,326	Market Approach	Transaction Price	$92.00-$92.00 ($92.00)	Increase
	46,443	Option Pricing Model	Volatility	60.0%-63.5% (63.5%)	Decrease
	225	Market Approach	Gross Profit Multiple	9.9x-9.9x (9.9x)	Increase
	48,727	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	333,600	333,600	327,266	327,267
SPV Asset Facility I	594,642	594,642	594,453	594,453
SPV Asset Facility II	298,450	298,450	298,103	298,103
June 2025 Notes	208,472	208,425	208,175	205,800
December 2025 Notes	652,660	624,000	653,042	614,250
June 2026 Notes	371,669	346,875	371,316	343,125
January 2027 Notes	295,734	266,160	295,364	261,750
CLO 2020-1	199,666	199,665	199,610	199,610
Total Debt	$2,954,893	$2,871,817	$2,947,329	$2,844,358
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $15.4 million, $5.4 million, $1.5 million, $1.5 million, -$2.7 million, $3.3 million, $4.3 million and $4.4 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $16.1 million, $5.6 million, $1.9 million, $1.8 million, -$3.0 million, $3.7 million, $4.6 million, and $4.4 million, respectively.
(3)Net carrying value includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	1,445,460	1,424,925
Level 3	1,426,357	1,419,433
Total Debt	$2,871,817	$2,844,358
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	2,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	222	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	17
Acquia Inc.	First lien senior secured revolving loan	7,875	5,989
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	273	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	29,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	13,693	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	13,720	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,521	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	687	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10,134	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,309	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	27	36
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	45	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	853	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,278	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	6,092	5,498
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	32,175
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured loan	9,720	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,700	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,821	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,799	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,790	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	7,355	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	13,714	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	3,409
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,198	3,927
Kaseya Inc.	First lien senior secured delayed draw term loan	887	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,937	2,056
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
LSI Financing 1 DAC	Preferred Equity	32,622	—
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	664	344
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,052	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	—	2,230
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,330	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	958	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	265	442
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	18	13
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	744	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,488	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,188	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,629	2,809
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$490,051	$396,093
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three months ended March 31, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Expected to be paid or was paid from sources other than ordinary income, including long-term capital gains.

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	912,215

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Increase (decrease) in net assets resulting from operations	$90,874	$96,895
Weighted average shares of common stock outstanding—basic and diluted	208,065,044	203,490,453
Earnings (loss) per common share-basic and diluted	$0.44	$0.48
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
For the three months ended March 31, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $3.3 million and $3.1 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 and 2023, the Company recorded a net tax benefit of approximately $1 thousand and $1 thousand, respectively.
The Company recorded a net deferred tax asset of $7 thousand as of March 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $5 thousand as of December 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding.

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$17.03	$16.70
Net investment income (loss)(1)	0.45	0.40
Net realized and unrealized gain (loss)(1)	(0.01)	0.07
Total from operations(1)	0.44	0.47
Distributions declared from net investment income(2)	(0.37)	(0.34)
Total increase (decrease) in net assets	0.07	0.13
Net asset value, end of period	$17.10	$16.83
Shares outstanding, end of period	208,464,789	203,794,524
Total Return(3)	2.6%	2.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	9.0%	9.4%
Ratio of net investment income to average net assets(4)	10.4%	9.6%
Net assets, end of period	$3,565,013	$3,429,316
Weighted-average shares outstanding	208,065,044	203,490,453
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	4.4%	0.2%
Year of formation	2018	2018
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
Amended and Restated Dividend Reinvestment Plan
On May 6, 2024, the Board adopted an amended and restated dividend reinvestment plan.

Dividends
On May 7, 2024, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company’s weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on June 28, 2024, payable on or before August 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 and in our Form 10-Q for the quarter ended March 31, 2024 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are managed by Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Through August 1, 2021, we conducted private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common shares on a national securities exchange (an “Exchange Listing”) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on August 10, 2018 (the “Initial Closing”) and through the termination of the Private Offerings on August 1, 2021, we received $3.13 billion in total Capital Commitments from investors, of which $80.9 million is from entities affiliated with or related to our Adviser. As of November 5, 2021, our Capital Commitments were fully drawn. The “Commitment Period” will continue until August 10, 2025, which is the earlier of the (i) five year anniversary of the Final Closing (August 1, 2026) and (ii) the seven year anniversary of the Initial Closing (August 10, 2025). If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, OTCA II, and ODCA, the “Blue Owl Credit Advisers”). As of March 31, 2024, the Adviser and its affiliates had $91.29 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act).
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2024, the Blue Owl Credit Advisers have originated $99.59 billion aggregate principal amount of investments across multiple industries, of which $95.77 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average investment size in each of our portfolio companies was approximately $46.7 million based on fair value. As of March 31, 2024, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 72.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $644 million, weighted average annual EBITDA of $175 million and weighted average enterprise value of $3.87 billion. As of March 31, 2024, investments we classify as growth capital represented 26.5% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $531 million and a weighted average enterprise value of $11.25 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 95.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 66.1% first lien senior secured debt investments (of which 73.1% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.6% second lien senior secured debt investments, 6.6% unsecured debt investments, 13.8% preferred equity investments and 6.9% common equity investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.6% and 10.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.3% and 12.2%, respectively(1). As of March 31, 2024, the weighted average spread of total debt investments was 6.7%.
As of March 31, 2024, we had investments in 130 portfolio companies with an aggregate fair value of $6.08 billion. As of March 31, 2024, we had net leverage of 0.70x debt-to-equity.
We generally expect our originations to match or exceed the pace of repayments over each quarter. The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $175 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.

Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”
________________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$358,055	$33,196
Less: Sell downs	(15,000)	—
Total new investment commitments	$343,055	$33,196
Principal amount of investments funded:
First-lien senior secured debt investments	$212,949	$18,221
Preferred equity investments	—	9,776
Common equity investments	19,332	1,472
Total principal amount of investments funded	$232,281	$29,469
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(177,305)	$—
Second-lien senior secured debt investments	(55,000)	—
Unsecured debt investments	(42,979)	(182)
Preferred equity investments	(242)	—
Common equity investments	(62,500)	—
Total principal amount of investments sold or repaid	$(338,026)	$(182)
Number of new investment commitments in new portfolio companies(1)	9	3
Average new investment commitment amount	$30,653	$10,575
Weighted average term for new debt investment commitments (in years)	6.0	5.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(2)	11.1%	12.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.8%	7.4%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% and 5.30% as of March 31, 2023 and March 31, 2024, respectively.

The table below presents our investments as of the following periods:

	March 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,029,472	$4,015,880	(1)	$3,987,458	$3,983,668	(1)
Second-lien senior secured debt investments	406,612	402,057		460,037	454,090
Unsecured debt investments	411,870	401,446		436,423	427,862
Preferred equity investments(2)	912,812	837,241		905,784	861,779
Common equity investments(3)	378,591	420,564		423,524	404,623
Total Investments	$6,139,357	$6,077,188		$6,213,226	$6,132,022
________________
(1)73.1% and 73.7% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.3%	2.2%
Application Software	13.4	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Capital Markets	—	0.5
Commercial Services & Supplies	—	—
Construction & Engineering	—	—
Consumer Finance	—	0.3
Diversified Consumer Services	5.3	5.1
Diversified Financial Services	7.1	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	2.0	2.0
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.1	1.1
Health Care Technology	14.8	14.4
Hotels, Restaurants & Leisure	3.0	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.5	1.4
Insurance(1)	1.9	1.6
Internet & Direct Marketing Retail	3.8	3.8
IT Services	4.7	5.1
Life Sciences Tools & Services	0.1	0.1
Media	1.0	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	0.9	0.4
Professional Services	5.9	7.7
Real Estate Management & Development	0.9	0.9
Road & Rail	0.2	0.2
Systems Software	25.1	24.7
Thrifts & Mortgage Finance	1.1	1.1
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	20.1%	19.7%
Northeast	16.3	16.0
South	17.8	17.1
West	30.6	31.5
Brazil	0.6	0.6
Canada	4.3	4.3
Estonia	0.2	0.2
Guernsey	3.5	3.7
Ireland	0.2	0.2
Israel	2.5	2.5
Netherlands	0.7	1.0
United Kingdom	3.2	3.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.6%	10.6%
Weighted average total yield of debt and income producing securities(1)	12.3%	12.5%
Weighted average interest rate of debt securities	11.8%	11.8%
Weighted average spread over base rate of all floating rate debt investments	6.7%	6.7%
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

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$737,664	12.1%	$676,834	11.0%
2	4,641,800	76.4	4,816,346	78.6
3	540,928	8.9	623,850	10.2
4	141,528	2.3	—	—
5	15,268	0.3	14,992	0.2
Total	$6,077,188	100.0%	$6,132,022	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,832,883	99.7%	$4,870,032	99.7%
Non-accrual	15,071	0.3	13,886	0.3
Total	$4,847,954	100.0%	$4,883,918	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo was increased to $8.3 million, of which $3.5 million is equity and $4.8 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2024 our equity investment in Fifth Season was $65.3 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of March 31, 2024 our investment in LSI Financing was $12.9 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The below table represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Total Investment Income	$172.2	$161.5
Less: Expenses	76.3	76.8
Net Investment Income (Loss) Before Taxes	$95.9	$84.7
Less: Income taxes, including excise taxes	3.3	3.1
Net Investment Income (Loss) After Taxes	$92.6	$81.6
Net change in unrealized gain (loss)	22.0	30.8
Net realized gain (loss)	(23.7)	(15.5)
Net Increase (Decrease) in Net Assets Resulting from Operations	$90.9	$96.9
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest income from investments	$131.6	$120.8
PIK interest income	27.9	30.1
Dividend income	10.7	9.0
Other income	2.1	1.6
Total investment income	$172.3	$161.5
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2024 and 2023
Investment income increased to $172.3 million for the three months ended March 31, 2024 from $161.5 million for the three months ended March 31, 2023 primarily due to an increase in our portfolio’s weighted average yield from 10.2% as of March 31, 2023 to 10.6% as of March 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. For the three months ended March 31, 2023, no income was generated from these fees. For the three months ended March 31, 2024, income generated from these fees was $2.3 million, including $0.7 million of one-time prepayment fees. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to terms of our existing debt investments. PIK interest income as a percentage of total investment income decreased to 16.2% for the three months ended March 31, 2024 from 18.7% for the three months ended March 31, 2023 primarily driven by a decrease in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income remained relatively flat at 5.4% for the three months ended March 31, 2024 compared to 5.5% for the three months ended March 31, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest expense	$49.2	$48.2
Management fees	14.0	14.6
Incentive fees	10.1	10.8
Professional fees	1.5	2.0
Directors' fees	0.3	0.2
Other general and administrative	1.2	1.0
Total operating expenses	$76.3	$76.8
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2024 and 2023
Total expenses decreased to $76.3 million for the three months ended March 31, 2024 from $76.8 million for the three months ended March 31, 2023 primarily due to decreases in management fees and incentive fees, partially offset by an increase in interest expense. The increase in interest expense was driven by an increase in the average interest rate to 6.3% from 5.8% period over period, partially offset by a decrease in average daily borrowings to $2.99 billion from $3.21 billion. The decrease in incentive fees was driven by realized losses on the portfolio, partially offset by unrealized gains on the portfolio for the three months ended March 31, 2024. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three months ended March 31, 2024 and 2023 we accrued U.S. federal excise tax of $3.3 million and $3.1 million, respectively.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Net change in unrealized gain (loss) on investments	$22.6	$30.8
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.6)	—
Net change in unrealized gain (loss)	$22.0	$30.8
For the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2023. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 99.0%, as compared to 99.0% as of December 31, 2023. The primary drivers of our portfolio’s unrealized gains were increases in the fair value of certain equity investments as compared to December 31, 2023 and reversals of prior period unrealized losses that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended March 31, 2024
($ in millions)
Robinhood Markets, Inc.	$33.6
Toast, Inc.	29.7
Pluralsight, LLC	(22.5)
Exabeam, Inc.	(9.2)
Circle Internet Services, Inc.	(8.7)
Revolut Ribbit Holdings, LLC	(4.5)
JumpCloud, Inc.	(3.8)
SLA Eclipse Co-Invest, L.P.	(2.6)
Space Exploration Technologies Corp.	2.4
Fifth Season Investments LLC	2.1
Remaining Companies	6.1
Total	$22.6

For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.9% as of December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

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
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Net realized gain (loss) on investments	$(22.8)	$(15.5)
Net realized gain (loss) on foreign currency transactions	(0.9)	—
Net realized gain (loss)	$(23.7)	$(15.5)
Realized Gross Internal Rate of Return
Since we began investing in 2018 through March 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10.7% (based on total capital invested of $3.37 billion and total proceeds from these exited investments of $4.04 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 218% and 217%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of March 31, 2024, taken together with our available debt capacity of $766.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2024, we had $499.8 million in cash. During the period ended March 31, 2024, cash provided by operating activities was $79.0 million, primarily as a result of funding portfolio investments of $253.1 million, offset by sales of portfolio investments of $340.5 million and other operating activities of $8.4 million. Lastly, cash used in financing activities was $48.2 million during the period, which was the result of proceeds from borrowings on our credit facilities of $25.0 million, net of repayments and debt issuance costs of $16.4 million and $0.4 million, respectively, and distributions paid of $56.4 million.

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
During the three months ended March 31, 2024 and 2023, we did not deliver capital call notices to investors.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Paid from sources other than ordinary income, including long-term capital gains.

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 31, 2022	January 31, 2023	912,215

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,115,000	$349,038	$765,962	$333,600
SPV Asset Facility I	600,000	600,000	—	594,642
SPV Asset Facility II	300,000	300,000	—	298,450
June 2025 Notes	210,000	210,000	—	208,472
December 2025 Notes	650,000	650,000	—	652,660
June 2026 Notes	375,000	375,000	—	371,669
January 2027 Notes	300,000	300,000	—	295,734
CLO 2020-1	204,000	204,000	—	199,666
Total Debt	$3,754,000	$2,988,038	$765,962	$2,954,893
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $15.4 million, $5.4 million, $1.5 million, $1.5 million, -$2.7 million, $3.3 million, $4.3 million and $4.4 million, respectively.
(3)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $16.1 million, $5.6 million, $1.9 million, $1.8 million, -$3.0 million, $3.7 million, $4.6 million, and $4.4 million, respectively.
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$46,961	$46,217
Amortization of debt issuance costs	2,294	1,994
Total Interest Expense	$49,255	$48,211
Average interest rate	6.3%	5.8%
Average daily borrowings	$2,986,183	$3,207,224
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2024 (Unaudited)	$349.0	$2,181.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
March 31, 2024 (Unaudited)	$600.0	$2,181.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
March 31, 2024 (Unaudited)	$300.0	$2,181.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
March 31, 2024 (Unaudited)	$210.0	$2,181.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
March 31, 2024 (Unaudited)	$650.0	$2,181.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
March 31, 2024 (Unaudited)	$375.0	$2,181.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
March 31, 2024 (Unaudited)	$300.0	$2,181.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
March 31, 2024 (Unaudited)	$204.0	$2,181.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment, including to increase the maximum commitments available under the facility, extend the availability period and maturity date, reduce the credit adjustment spread for US dollar denominated term SOFR loans and make various other changes. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
The Revolving Credit Facility is guaranteed by certain of the Company's domestic subsidiaries in existence on the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

As of February 29, 2024, the Revolving Credit Facility provides for (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on the February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.04 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $1.09 billion to $1.12 billion on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a credit spread adjustment plus margin of 1.875% or 1.75% per annum, subject to certain conditions, or (ii) the prime rate plus margin of 0.875% or 0.75% per annum, subject to certain conditions. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding ”), a Delaware limited liability company and our wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as

Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). The following describes the terms of the SPV Asset Facility II as amended through June 23, 2023.
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
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period of up to three years after the SPV Asset Facility II Closing Date. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2026 (the “SPV Asset Facility II State Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.
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
CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which, as of July 18, 2023, bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes were secured by the middle market loans, recurring revenue loans, participation interests in middle market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Indenture) in January, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions.
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
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112,500,000 of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23,500,000 of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53,000,000 of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15,000,000 of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October, 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	2,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	222	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	17
Acquia Inc.	First lien senior secured revolving loan	7,875	5,989
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	273	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	29,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	13,693	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	13,720	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,521	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	687	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10,134	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,309	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	27	36
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	45	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	853	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	4,278	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	6,092	5,498
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	32,175	32,175
Forescout Technologies, Inc.	First lien senior secured revolving loan	8,333	8,333
Fullsteam Operations, LLC	First lien senior secured loan	9,720	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,700	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Grayshift, LLC	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,821	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,799	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,790	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	7,355	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	13,714	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	3,409
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,198	3,927
Kaseya Inc.	First lien senior secured delayed draw term loan	887	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,937	2,056
Litera Bidco LLC	First lien senior secured revolving loan	8,250	8,250
LSI Financing 1 DAC	Preferred Equity	32,622	—

Portfolio Company	Investment	March 31, 2024	December 31, 2023
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	664	344
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,052	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	—	2,230
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,330	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	958	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	265	442
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	18	13
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	744	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	3,488	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,188	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,629	2,809
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$490,051	$396,093
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	349.0	—	—	349.0	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	300.0	—	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	650.0	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	300.0		—
CLO 2020-1	204.0	—	—	—	204.0
Total Contractual Obligations	$2,988.0	$—	$1,835.0	$349.0	$804.0
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
Recent Developments
Amended and Restated Dividend Reinvestment Plan
On May 6, 2024, the Board adopted an amended and restated dividend reinvestment plan.
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp. (together with us, the “Blue Owl BDCs”) and State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs have agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $2.5 million, representing an approximately 4% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Dividend
On May 7, 2024, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company’s weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on June 28, 2024, payable on or before August 15, 2024.

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
As of March 31, 2024, 95.7% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.81%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$140.4	$43.6	$96.8
Up 200 basis points	$93.6	$29.1	$64.5
Up 100 basis points	$46.8	$14.5	$32.3
Down 100 basis points	$(46.8)	$(14.5)	$(32.3)
Down 200 basis points	$(93.6)	$(29.1)	$(64.5)
Down 300 basis points	$(140.4)	$(43.6)	$(96.8)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 29, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In the first quarter of 2024, pursuant to our dividend reinvestment plan, we issued 1,212,560 shares of our common stock, at a price of $16.91 per share, to stockholders of record as of December 31, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated August 9, 2018, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 11, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1*	Amended and Restated Dividend Reinvestment Plan effective as of May 6, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: May 10, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: May 10, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer