Form 10-Q
period 2024-06-30
Blue Owl Technology Finance Corp.
filed 2024-08-09
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, the registrant had 209,654,978 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,896,849 and $5,841,371, respectively)	$5,792,110	$5,793,420
Non-controlled, affiliated investments (amortized cost of $329,521 and $296,593, respectively)	297,064	272,093
Controlled, affiliated investments (amortized cost of $75,262 and $75,262, respectively)	68,535	66,509
Total investments at fair value (amortized cost of $6,301,632 and $6,213,226, respectively)	6,157,709	6,132,022
Cash	331,201	469,017
Interest receivable	50,726	44,188
Dividend income receivable	6,342	5,842
Prepaid expenses and other assets	4,429	1,114
Total Assets	$6,550,407	$6,652,183
Liabilities
Debt (net of unamortized debt issuance costs of $31,206 and $35,064, respectively)	$2,878,831	$2,947,329
Management fee payable	13,957	14,252
Distribution payable	83,124	76,883
Incentive fee payable	10,578	17,915
Payables to affiliates	2,318	1,119
Payable for investments purchased	15,859	24,163
Accrued expenses and other liabilities	35,383	40,528
Total Liabilities	$3,040,050	$3,122,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 209,654,978 and 207,252,229 shares issued and outstanding, respectively	$2,097	$2,073
Additional paid-in-capital	3,321,599	3,280,766
Accumulated undistributed (overdistributed) earnings	186,661	247,155
Total Net Assets	$3,510,357	$3,529,994
Total Liabilities and Net Assets	$6,550,407	$6,652,183
Net Asset Value Per Share	$16.74	$17.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$128,685	$128,879	$260,237	$249,676
Payment-in-kind interest income	31,146	31,791	59,069	61,924
Dividend income	7,539	6,504	14,586	12,843
Other income	2,056	941	4,150	2,546
Total investment income from non-controlled, non-affiliated investments	169,426	168,115	338,042	326,989
Investment income from non-controlled, affiliated investments:
Dividend income	4,741	3,081	8,383	5,695
Other income	3	—	6	—
Total investment income from non-controlled, affiliated investments	4,744	3,081	8,389	5,695
Total Investment Income	174,170	171,196	346,431	332,684
Expenses
Interest expense	$48,451	$48,580	$97,706	$96,791
Management fees	13,956	14,843	27,947	29,455
Incentive fees	3,993	12,768	14,090	23,531
Professional fees	1,768	2,195	3,316	4,226
Directors' fees	258	227	516	453
Other general and administrative	1,496	2,038	2,686	3,004
Total Expenses	69,922	80,651	146,261	157,460
Net Investment Income (Loss) Before Taxes	104,248	90,545	200,170	175,224
Income tax expense (benefit), including excise tax expense (benefit)	2,453	3,316	5,737	6,390
Net Investment Income (Loss) After Taxes	101,795	87,229	194,433	168,834
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(89,991)	$31,913	$(65,080)	$62,778
Non-controlled, affiliated investments	(10,061)	(5,624)	(7,958)	(5,675)
Controlled, affiliated investments	6,481	—	2,026	—
Translation of assets and liabilities in foreign currencies	469	278	(129)	292
Total Net Change in Unrealized Gain (Loss)	(93,102)	26,567	(71,141)	57,395
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$325	$80	$(22,472)	$(15,423)
Foreign currency transactions	(903)	(30)	(1,831)	(65)
Total Net Realized Gain (Loss)	(578)	50	(24,303)	(15,488)
Total Net Realized and Change in Unrealized Gain (Loss)	$(93,680)	$26,617	$(95,444)	$41,907
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,115	$113,846	$98,989	$210,741
Earnings (Loss) Per Share - Basic and Diluted	$0.04	$0.56	$0.47	$1.03
Weighted Average Shares Outstanding - Basic and Diluted	209,079,502	204,353,656	208,572,273	203,924,439
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(9)(13)	First lien senior secured loan	SR +	5.00%	09/2029	7,023	7,023	7,023	0.2%
ManTech International Corporation(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2025	—	—	—	—%
ManTech International Corporation(6)(13)(14)	First lien senior secured revolving loan	SR +	5.00%	09/2028	—	—	—	—%
Peraton Corp.(3)(6)(9)(13)	Second lien senior secured loan	SR +	7.75%	02/2029	84,551	83,689	84,762	2.4%
						90,712	91,785	2.6%
Application Software
AlphaSense, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25%	06/2029	27,383	27,111	27,110	0.8%
AlphaSense, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(55)	(55)	—%
AlphaSense, Inc.(6)(13)(14)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2029	—	—	—	—%
Anaplan, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.75%	06/2029	50,696	50,588	50,696	1.4%
Anaplan, Inc.(6)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	06/2028	—	—	—	—%
Armstrong Bidco Limited(6)(11)(13)(23)	First lien senior secured loan	SA +	5.25%	06/2029	£8,087	9,758	10,197	0.3%
Artifact Bidco, Inc.(6)(9)(13)	First lien senior secured loan	SR +	4.50%	05/2031	15,982	15,902	15,902	0.5%
Artifact Bidco, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2027	—	(29)	(10)	—%
Artifact Bidco, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	4.50%	05/2030	—	(14)	(14)	—%
Avalara, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.75%	10/2028	9,091	8,984	9,091	0.3%
Avalara, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(10)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)	First lien senior secured loan	SR +	5.50%	08/2027	76,823	75,725	74,518	2.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	08/2027	2,338	2,251	2,135	0.1%
CivicPlus, LLC(6)(9)(13)	First lien senior secured loan	SR +	5.75% (2.50% PIK)	08/2027	68,151	67,755	68,151	1.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
CivicPlus, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(26)	—	—%
Community Brands ParentCo, LLC(6)(8)(13)	First lien senior secured loan	SR +	5.50%	02/2028	12,463	12,298	12,463	0.4%
Community Brands ParentCo, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(9)	—	—%
Coupa Holdings, LLC(6)(9)(13)	First lien senior secured loan	SR +	5.50%	02/2030	785	785	785	—%
Coupa Holdings, LLC(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	—	—	—	—%
Coupa Holdings, LLC(6)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	02/2029	—	—	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(9)(13)	Unsecured notes	SR +	11.75% PIK	06/2034	42,813	42,032	42,813	1.2%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(13)	First lien senior secured loan	SR +	5.50%	09/2028	76,257	75,234	75,494	2.2%
Fullsteam Operations, LLC(6)(9)(13)	First lien senior secured loan	SR +	8.25%	11/2029	10,593	10,294	10,593	0.3%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2029	3,385	3,219	3,366	0.1%
Fullsteam Operations, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(15)	—	—%
Gainsight, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.75% PIK	07/2027	65,701	65,169	65,701	1.9%
Gainsight, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	6.75% PIK	07/2027	2,844	2,797	2,844	0.1%
Granicus, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	1,947	1,929	1,938	0.1%
Granicus, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(1)	—	—%
Granicus, Inc.(6)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	01/2031	4	2	3	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)	First lien senior secured loan	SR +	5.25%	05/2028	48,767	48,576	48,401	1.4%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	310	296	280	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.25%	05/2028	640	623	604	—%
JS PARENT, INC.(6)(9)(13)	First lien senior secured loan	SR +	5.00%	04/2031	13,676	13,609	13,608	0.4%
JS PARENT, INC.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.00%	04/2031	—	(6)	(7)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(8)(13)(23)	First lien senior secured loan	SR +	5.25%	07/2028	27,903	27,868	27,903	0.8%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	5.25%	07/2028	—	(6)	—	—%
MessageBird BidCo B.V.(6)(8)(13)(23)	First lien senior secured loan	SR +	6.75%	05/2027	44,000	43,471	44,000	1.3%
Ministry Brands Holdings, LLC(6)(8)(13)	First lien senior secured loan	SR +	5.50%	12/2028	8,266	8,151	8,163	0.2%
Ministry Brands Holdings, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	12/2027	—	(9)	(9)	—%
Simpler Postage, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	06/2029	18,803	17,843	17,835	0.5%
Simpler Postage, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2026	—	(37)	(37)	—%
Simpler Postage, Inc.(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	8.00%	06/2026	—	—	—	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)	First lien senior secured loan	SR +	5.50%	03/2028	12,178	12,003	12,056	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	03/2028	—	(21)	(17)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	04/2027	40,417	39,931	40,417	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2026	—	(20)	—	—%
XPLOR T1, LLC(6)(9)(13)	First lien senior secured loan	SR +	4.25%	06/2031	5,000	4,975	4,975	0.1%
Zendesk, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25%	11/2028	53,033	52,223	53,033	1.5%
Zendesk, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(352)	—	—%
Zendesk, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(78)	—	—%
						740,714	744,926	21.4%
Banks
Finastra USA, Inc.(6)(9)(13)(23)	First lien senior secured loan	SR +	7.25%	09/2029	71,904	71,278	71,904	2.0%
Finastra USA, Inc.(6)(8)(13)(14)(23)	First lien senior secured revolving loan	SR +	7.25%	09/2029	792	717	792	—%
						71,995	72,696	2.0%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)	First lien senior secured loan	SR +	5.00%	11/2027	56,343	55,906	56,343	1.6%
EET Buyer, Inc. (dba e-Emphasys)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.00%	4/29/2026	—	(6)	—	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.00%	11/2027	—	(34)	—	—%
						55,866	56,343	1.6%
Buildings & Real Estate
Associations Finance, Inc.(13)(26)	Tranche A Notes		14.25% PIK	05/2030	18,583	18,444	18,438	0.5%
Associations, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.50%	07/2028	49,765	49,716	49,715	1.4%
Associations, Inc.(6)(13)(14)(15)	First lien senior secured delayed draw term loan	P +	6.50%	07/2028	—	(4)	(4)	—%
Associations, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	P +	6.50%	07/2028	—	(3)	(3)	—%
						68,153	68,146	1.9%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(6)(9)(13)	First lien senior secured loan	SR +	4.50%	05/2031	14,138	14,068	14,067	0.4%
Pye-Barker Fire & Safety, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	—	(32)	(32)	—%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	4.50%	05/2030	341	328	327	—%
SimpliSafe Holding Corporation(6)(8)(13)	First lien senior secured loan	SR +	6.25%	05/2028	910	896	910	—%
						15,260	15,272	0.4%
Consumer Finance
Klarna Holding AB (PUBL)(6)(9)(13)	Subordinated Floating Rate Notes	SR +	7.00%	04/2034	32,667	32,667	32,667	0.9%
						32,667	32,667	0.9%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(6)(9)(13)	First lien senior secured loan	SR +	6.50%	01/2030	12,783	12,540	12,687	0.4%
Icefall Parent, Inc. (dba EngageSmart)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(23)	(9)	—%
Litera Bidco LLC(6)(8)(13)	First lien senior secured loan	SR +	4.75%	05/2028	116,018	115,452	115,437	3.3%
Litera Bidco LLC(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	4.75%	11/2026	6,818	6,723	6,720	0.2%
Litera Bidco LLC(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	4.75%	05/2027	—	—	—	—%
Litera Bidco LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	4.75%	05/2028	—	(37)	(38)	—%
Relativity ODA LLC(6)(8)(13)	First lien senior secured loan	SR +	6.00%	05/2027	131,681	130,756	131,681	3.8%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Relativity ODA LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	05/2027	—	(80)	—	—%
Transact Holdings Inc.(3)(6)(8)(13)	First lien senior secured loan	SR +	4.25%	04/2026	8,476	8,437	8,513	0.2%
						273,768	274,991	7.9%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	07/2030	2,258	2,258	2,258	0.1%
AAM Series 2.1 Aviation Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	11/2030	1,554	1,554	1,554	—%
Blackhawk Network Holdings, Inc.(3)(6)(8)(13)	First lien senior secured loan	SR +	5.00%	03/2029	60,000	58,806	60,114	1.7%
BTRS HOLDINGS INC.(6)(9)(13)	First lien senior secured loan	SR +	8.00%	12/2028	839	819	835	—%
BTRS HOLDINGS INC.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	53	53	52	—%
BTRS HOLDINGS INC.(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	7.25%	12/2028	34	32	33	—%
Computer Services, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.25%	11/2029	7,480	7,432	7,480	0.2%
Computer Services, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(21)	—	—%
Hg Genesis 8 Sumoco Limited(6)(11)(13)(23)	Unsecured facility	SA +	6.00% PIK	09/2027	£18,139	23,373	22,929	0.7%
Hg Genesis 9 SumoCo Limited(6)(12)(13)(23)	Unsecured facility	E +	7.00% PIK	03/2027	€8,712	9,538	9,337	0.3%
Hg Saturn Luchaco Limited(6)(11)(13)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	£38,295	48,693	48,409	1.4%
Minotaur Acquisition, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.00%	06/2030	53,003	52,480	52,473	1.5%
Minotaur Acquisition, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	—	(43)	(44)	—%
Minotaur Acquisition, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(43)	(44)	—%
Minotaur Acquisition, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(53)	(54)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(13)	First lien senior secured loan	SR +	5.25%	09/2028	24,482	24,371	24,482	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	09/2028	—	(5)	—	—%
Smarsh Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.75%	02/2029	44,190	43,866	44,190	1.3%
Smarsh Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	5,524	5,446	5,524	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Smarsh Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	02/2029	212	209	212	—%
						278,765	279,740	8.1%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.50%	05/2025	70,233	70,055	70,233	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	6.75%	05/2025	—	(8)	—	—%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(9)(13)	First lien senior secured loan	SR +	7.00%	05/2026	51,705	51,470	51,705	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	05/2025	—	(7)	—	—%
						121,510	121,938	3.5%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(6)(8)(13)	First lien senior secured loan	SR +	3.50%	04/2028	4,987	4,955	4,988	0.1%
						4,955	4,988	0.1%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(9)(13)	First lien senior secured loan	SR +	5.50% (2.00% PIK)	12/2028	24,328	24,328	24,328	0.7%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.00%	12/2027	985	985	985	—%
						25,313	25,313	0.7%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(10)(13)	First lien senior secured loan	SR +	6.25%	12/2029	21,581	21,182	21,473	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	6.25%	12/2029	734	682	720	—%
PetVet Care Centers, LLC(6)(8)(13)	First lien senior secured loan	SR +	6.00%	11/2030	39,054	38,688	38,468	1.1%
PetVet Care Centers, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(23)	(26)	—%
PetVet Care Centers, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(51)	(81)	—%
						60,478	60,554	1.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	08/2028	120,698	119,395	119,793	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	4,565	4,296	4,530	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	08/2026	6,524	6,433	6,432	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)	First lien senior secured loan	SR +	6.00%	10/2028	27,094	26,701	26,619	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(25)	(39)	—%
Greenway Health, LLC(6)(10)(13)	First lien senior secured loan	SR +	6.75%	04/2029	8,729	8,593	8,576	0.2%
Hyland Software, Inc.(6)(8)(13)	First lien senior secured loan	SR +	6.00%	09/2030	85,458	84,276	84,817	2.4%
Hyland Software, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(53)	(31)	—%
Imprivata, Inc.(6)(9)(13)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,647	0.5%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	48,314	47,292	47,590	1.4%
Indikami Bidco, LLC (dba IntegriChain)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(63)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	6.00%	06/2030	2,155	2,032	2,066	0.1%
Inovalon Holdings, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	149,045	146,622	147,181	4.2%
Inovalon Holdings, Inc.(6)(9)(13)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	87,160	86,051	86,288	2.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.50%	08/2026	154,678	153,843	151,197	4.3%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(8)(13)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	10,847	10,776	10,603	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)	First lien senior secured loan	SR +	7.00%	03/2028	87,464	87,156	86,154	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2026	—	—	(86)	—%
Interoperability Bidco, Inc. (dba Lyniate)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	03/2028	—	(16)	(102)	—%
Neptune Holdings, Inc. (dba NexTech)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	08/2030	4,390	4,289	4,357	0.1%
Neptune Holdings, Inc. (dba NexTech)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(13)	(4)	—%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(6)(10)(13)	First lien senior secured loan	SR +	5.50%	04/2031	48,700	48,222	48,213	1.4%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(6)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	04/2027	—	—	—	—%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	10/2030	—	(94)	(96)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(6)(11)(13)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£22,553	27,893	28,224	0.8%
						881,076	879,929	25.2%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	09/2025	72,962	72,857	72,780	2.1%
MINDBODY, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	09/2025	—	(7)	(18)	—%
						72,850	72,762	2.1%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(13)	First lien senior secured loan	SR +	7.50% PIK	12/2026	81,353	80,960	81,353	2.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(74)	—	—%
						80,886	81,353	2.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(6)(8)(13)	First lien senior secured loan	SR +	5.25%	01/2031	2,945	2,917	2,930	0.1%
Aptean Acquiror, Inc. (dba Aptean)(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	26	23	26	—%
Aptean Acquiror, Inc. (dba Aptean)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(3)	(1)	—%
QAD, Inc.(6)(8)(13)	First lien senior secured loan	SR +	5.25%	11/2027	86,579	85,503	86,579	2.5%
QAD, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(127)	—	—%
						88,313	89,534	2.6%
Insurance
Asurion, LLC(3)(6)(8)(13)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,684	10,050	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(13)	First lien senior secured loan	SR +	7.50%	03/2029	909	890	905	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	—	—%
Integrity Marketing Acquisition, LLC(6)(9)(13)	First lien senior secured loan	SR +	5.83%	08/2026	39,476	39,396	39,476	1.1%
Integrity Marketing Acquisition, LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.00%	08/2025	5,209	5,134	5,209	0.1%
Integrity Marketing Acquisition, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(12)	—	—%
						56,090	55,640	1.5%
Internet & Direct Marketing Retail

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Aurelia Netherlands Midco 2 B.V.(6)(12)(13)(23)	First lien senior secured loan	E +	5.75%	05/2031	€25,283	26,481	26,810	0.8%
						26,481	26,810	0.8%
IT Services
Kaseya Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.50%	06/2029	16,002	15,760	16,002	0.5%
Kaseya Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	47	40	47	—%
Kaseya Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.50%	06/2029	239	225	239	—%
Pluralsight, LLC(6)(9)(13)(25)	First lien senior secured loan	SR +	8.00%	04/2027	159,495	158,682	74,963	2.1%
Pluralsight, LLC(6)(9)(13)(25)	First lien senior secured revolving loan	SR +	8.00%	04/2027	10,000	9,983	4,700	0.1%
						184,690	95,951	2.7%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(13)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€3,100	3,194	3,273	0.1%
Bamboo US BidCo LLC(6)(9)(13)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030	4,983	4,847	4,896	0.1%
Bamboo US BidCo LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025	146	134	142	—%
Bamboo US BidCo LLC(6)(13)(14)(15)	First lien senior secured revolving loan	E +	6.00%	10/2029	—	(27)	(18)	—%
						8,148	8,293	0.2%
Media
Monotype Imaging Holdings Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.50%	02/2031	58,955	58,528	58,661	1.7%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(18)	—	—%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(52)	(37)	—%
						58,458	58,624	1.7%
Multiline Retail
PDI TA Holdings, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.25%	02/2031	8,070	7,954	7,989	0.2%
PDI TA Holdings, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	964	931	944	—%
PDI TA Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	02/2031	—	(13)	(9)	—%
						8,872	8,924	0.2%
Pharmaceuticals

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
BridgeBio Pharma, Inc.(6)(9)(13)	First lien senior secured loan	SR +	6.50%	01/2029	30,000	29,958	29,925	0.9%
XRL 1 LLC (dba XOMA)(13)(26)	First lien senior secured loan		9.88%	12/2038	12,638	12,413	12,196	0.3%
XRL 1 LLC (dba XOMA)(13)(14)(15)(16)(26)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(14)	(35)	—%
						42,357	42,086	1.2%
Professional Services
Certinia, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.25%	08/2029	22,059	21,666	21,838	0.6%
Certinia, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(50)	(29)	—%
Cornerstone OnDemand, Inc.(6)(8)(13)	Second lien senior secured loan	SR +	6.50%	10/2029	71,667	70,870	65,575	1.9%
Gerson Lehrman Group, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.25%	12/2027	18,895	18,744	18,848	0.5%
Gerson Lehrman Group, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(8)	(2)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	06/2028	140,117	139,220	140,117	4.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)(14)	First lien senior secured revolving loan	SR +	5.75%	06/2027	9,112	9,045	9,112	0.3%
TK Operations Ltd (dba Travelperk, Inc.)(13)(26)	First lien senior secured loan		11.50% PIK	05/2029	19,239	17,493	17,418	0.5%
When I Work, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00% PIK	11/2027	35,040	34,854	34,077	1.0%
When I Work, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(31)	(154)	—%
						311,803	306,800	8.8%
Real Estate Management & Development
Entrata, Inc.(6)(8)(13)	First lien senior secured loan	SR +	5.75%	07/2030	893	881	893	—%
Entrata, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(1)	—	—%
REALPAGE, INC.(3)(6)(8)(13)	Second lien senior secured loan	SR +	6.50%	04/2029	52,500	51,961	51,056	1.5%
						52,841	51,949	1.5%
Systems Software
Acquia Inc.(6)(9)	First lien senior secured loan	SR +	7.00%	10/2025	176,509	175,880	176,508	5.0%
Acquia Inc.(6)(9)(14)	First lien senior secured revolving loan	SR +	7.00%	10/2025	4,716	4,690	4,716	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(13)(23)	First lien senior secured loan	SR +	6.25%	07/2030	4,613	4,498	4,613	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Activate Holdings (US) Corp. (dba Absolute Software)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(8)	—	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)	First lien senior secured loan	SR +	6.50%	03/2031	13,063	12,872	12,899	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	19,000	18,646	18,709	0.5%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(68)	(59)	—%
Arctic Wolf Networks, Inc.(13)(26)	Senior convertible notes		3.00% PIK	09/2027	125,954	150,475	147,019	4.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(13)	First lien senior secured loan	SR +	7.75% PIK	10/2028	187,082	184,890	187,081	5.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	10/2027	—	(143)	—	—%
Circle Internet Services, Inc.(24)	Subordinated Convertible Security		N/A	04/2029	759	759	759	—%
Crewline Buyer, Inc. (dba New Relic)(6)(9)(13)	First lien senior secured loan	SR +	6.75%	11/2030	90,566	89,293	90,340	2.6%
Crewline Buyer, Inc. (dba New Relic)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(128)	(24)	—%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)	First lien senior secured loan	SR +	5.75%	03/2028	78,091	76,914	78,091	2.2%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)	First lien senior secured loan	SR +	6.00%	03/2028	28,179	27,641	28,179	0.8%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	03/2027	—	(107)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(6)(9)	Second lien senior secured loan		5.25%	11/2030	13,500	13,433	13,662	0.4%
Exabeam, Inc.(26)	First lien senior secured loan		12.00% PIK	05/2028	43,133	42,806	43,133	1.2%
Forescout Technologies, Inc.(6)(9)(13)	First lien senior secured loan	SR +	5.00%	05/2031	66,917	66,633	66,583	1.9%
Forescout Technologies, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	5.00%	05/2030	—	(20)	(24)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(13)(23)	First lien senior secured loan	SR +	7.50%	04/2026	148,889	147,282	148,889	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	7.50%	04/2026	—	(224)	—	—%
Ivanti Software, Inc.(3)(6)(9)(13)	Second lien senior secured loan	SR +	7.25%	12/2028	21,000	20,593	13,362	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	SR +	7.50%	02/2029	12,818	12,660	12,818	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(8)(13)	First lien senior secured loan	SR +	7.25%	02/2029	5,371	5,320	5,317	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Oranje Holdco, Inc. (dba KnowBe4)(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(18)	—	—%
Ping Identity Holding Corp.(6)(8)(13)	First lien senior secured loan	SR +	7.00%	10/2029	€909	898	909	—%
Ping Identity Holding Corp.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(1)	—	—%
Rubrik, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	08/2028	10,394	10,278	10,394	0.3%
Rubrik, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2028	834	820	834	—%
SailPoint Technologies Holdings, Inc.(6)(8)(13)	First lien senior secured loan	SR +	6.00%	08/2029	45,640	44,869	45,526	1.3%
SailPoint Technologies Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(60)	(11)	—%
Securonix, Inc.(6)(9)(13)	First lien senior secured loan	SR +	7.00%	04/2028	19,774	19,637	17,401	0.5%
Securonix, Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	SR +	7.00%	04/2028	80	58	(347)	—%
Sitecore Holding III A/S(6)(10)(13)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	9,358	9,296	9,358	0.3%
Sitecore USA, Inc.(6)(10)(13)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	56,419	56,044	56,419	1.6%
Sitecore Holding III A/S(6)(13)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€54,773	57,392	58,703	1.7%
Talon MidCo 2 Limited(6)(8)(13)(23)	First lien senior secured loan	SR +	7.64%	08/2028	2,687	2,648	2,667	0.1%
Talon MidCo 2 Limited(6)(13)(14)(15)(23)	First lien senior secured revolving loan	SR +	7.00%	08/2028	—	(2)	(1)	—%
						1,256,446	1,254,423	35.8%
Total non-controlled/non-affiliated portfolio company debt investments						$4,969,467	$4,882,437	139.4%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(17)(24)	Class A Common Stock		N/A	N/A	419,311	23,013	45,006	1.3%
Space Exploration Technologies Corp.(13)(17)(24)	Class C Common Stock		N/A	N/A	84,250	4,011	9,042	0.3%
						27,024	54,048	1.6%
Application Software
6Sense Insights, Inc.(13)(17)(24)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	33,456	1.0%
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Warrants		N/A	N/A	667	—	47	—%
Alpha Partners Technology Merger Corp(2)(23)(24)	Sponsor Shares		N/A	N/A	30,000	1,000	324	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
AlphaSense, LLC(13)(17)(24)	Preferred equity	N/A	N/A	131,200	5,890	5,890	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(17)(26)	Preferred Stock	10.50% PIK	N/A	15	20,068	19,395	0.6%
EShares, Inc. (dba Carta)(17)(24)	Series E Preferred Stock	N/A	N/A	186,904	2,008	3,951	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(13)(17)(23)(24)	LP Interest	N/A	N/A	$2,281	2,285	2,597	0.1%
MessageBird Holding B.V.(13)(17)(23)(24)	Extended Series C Warrants	N/A	N/A	191,530	1,174	189	—%
Nylas, Inc.(17)(24)	Series C Preferred Stock	N/A	N/A	2,088,467	15,009	5,104	0.1%
Project Alpine Co-Invest Fund, LP(13)(17)(23)(24)	LP Interest	N/A	N/A	$3,644	3,646	4,306	0.1%
Saturn Ultimate, Inc.(13)(17)(24)	Common stock	N/A	N/A	5,580,593	25,008	51,050	1.5%
Simpler Postage, Inc.(13)(17)(24)	Warrants	N/A	N/A	65,694	827	827	—%
Zoro TopCo, Inc.(13)(17)(26)	Series A Preferred Equity	12.50% PIK	N/A	7,114	8,183	8,410	0.2%
Zoro TopCo, L.P.(13)(17)(24)	Class A Common Units	N/A	N/A	592,872	5,929	6,455	0.2%
					131,093	142,001	4.1%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(13)(17)	Series A Preferred Units	8.25%	N/A	—	69	43	—%
Dodge Construction Network Holdings, L.P.(13)(17)(24)	Class A-2 Common Units	N/A	N/A	3,333	2,841	1,520	—%
					2,910	1,563	—%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(17)(23)(24)	LP Interest	N/A	N/A	$15,000	15,217	18,028	0.5%
					15,217	18,028	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(17)(23)(24)	LLC Interest	N/A	N/A	$1,487	1,487	1,487	—%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(17)(23)(24)	Platform Investments	N/A	N/A	$575	578	575	—%
Amergin Asset Management, LLC(13)(17)(23)(24)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(17)(24)	Preferred Stock	N/A	N/A	143,943	5,012	2,885	0.1%
					7,077	4,947	0.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)(17)(24)	Common stock	N/A	N/A	159	1,585	1,585	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(17)(26)	Series A Preferred Stock	15.00% PIK	N/A	4,760,500	4,680	4,630	0.1%
					6,265	6,215	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Health Care Technology
BEHP Co-Investor II, L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	$1,270	1,266	1,389	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(13)(17)(26)	Series A Preferred Stock		10.75% PIK	N/A	50,000	62,084	60,352	1.7%
WP Irving Co-Invest, L.P.(13)(17)(23)(24)	Partnership Units		N/A	N/A	1,250,000	1,267	1,368	—%
						64,617	63,109	1.7%
Hotels, Restaurants & Leisure
Toast, Inc.(17)(24)	Warrants		N/A	N/A	5,762,612	36,254	70,456	2.0%
Toast, Inc.(2)(24)	Common stock		N/A	N/A	322,578	6,398	8,313	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(13)(17)(26)	Preferred Stock		9.00% PIK	N/A	25,000	29,446	29,225	0.8%
						72,098	107,994	3.0%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(17)(24)	Senior Preferred Class D Units		N/A	N/A	4,126,175	50,025	41,170	1.2%
Klaviyo, Inc.(2)(17)(24)	Series B Common Stock		N/A	N/A	1,198,270	40,018	29,825	0.8%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(17)(23)(24)	Series E Preferred Stock		N/A	N/A	19,499	42,496	34,702	1.0%
						132,539	105,697	3.0%
IT Services
E2Open Parent Holdings, Inc.(2)(23)(24)	Class A Common Stock		N/A	N/A	1,650,943	17,504	7,413	0.2%
JumpCloud, Inc.(17)(24)	Series B Preferred Stock		N/A	N/A	756,590	4,531	724	—%
JumpCloud, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	6,679,245	40,017	30,599	1.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(6)(13)(17)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	7,500	8,776	8,926	0.3%
Replicated, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	1,277,832	20,008	10,502	0.3%
WMC Bidco, Inc. (dba West Monroe)(13)(17)(26)	Senior Preferred Stock		11.25% PIK	N/A	57,231	75,950	72,400	2.1%
						166,786	130,564	3.9%
Pharmaceuticals
XOMA Corporation(13)(17)(24)	Warrants		N/A	N/A	12,000	82	129	—%
						82	129	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(13)(17)(24)	Class A Common Stock		N/A	N/A	70,000	7,000	4,130	0.1%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(17)(26)	Series A Preferred Stock		10.50% PIK	N/A	28,000	34,614	29,957	1.0%
Thunder Topco L.P. (dba Vector Solutions)(13)(17)(24)	Common Units		N/A	N/A	7,857,410	7,857	8,483	0.2%
TravelPerk, Inc.(13)(17)(24)	Warrants		N/A	N/A	66,185	1,411	1,411	—%
Vestwell Holdings, Inc.(13)(17)(24)	Series D Preferred Stock		N/A	N/A	152,175	3,000	3,000	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
						53,882	46,981	1.4%
Road & Rail
Bolt Technology OÜ(17)(23)(24)	Preferred Stock		N/A	N/A	43,478	11,318	10,349	0.3%
						11,318	10,349	0.3%
Systems Software
Algolia, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	970,281	10,000	19,701	0.6%
Algolia, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,265	0.1%
Arctic Wolf Networks, Inc.(17)(24)	Preferred Stock		N/A	N/A	3,032,840	25,036	26,901	0.8%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(13)(17)(24)	Common Units		N/A	N/A	12,692,160	12,692	13,841	0.4%
Circle Internet Services, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	18,988	0.6%
Circle Internet Services, Inc.(17)(24)	Series E Preferred Stock		N/A	N/A	822	6,917	6,442	0.2%
Circle Internet Services, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	75,876	1,500	980	—%
Circle Internet Services, Inc.(17)(24)	Warrants		N/A	N/A	244,580	—	441	—%
Circle Internet Services, Inc.(17)(24)	Warrants		N/A	N/A	113,832	—	588	—%
Elliott Alto Co-Investor Aggregator L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	$1,567	1,577	2,015	0.1%
Exabeam, Inc.(17)(24)	Series F-1 Preferred Stock		N/A	N/A	3,340,668	95,669	68,210	1.9%
Halo Parent Newco, LLC(13)(17)(26)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	6,456	4,866	0.1%
Illumio, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	2,483,618	16,684	14,843	0.4%
Illumio, Inc.(17)(24)	Common stock		N/A	N/A	358,365	2,432	1,495	—%
Picard Holdco, LLC(6)(9)(13)(17)	Series A Preferred Stock	SR +	12.00% PIK	N/A	10,570	11,183	12,019	0.4%
Project Hotel California Co-Invest Fund, L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	$2,685	2,687	2,937	0.1%
Securiti, Inc.(13)(17)(24)	Series C Preferred Stock		N/A	N/A	2,525,571	20,016	20,000	0.6%
						231,849	217,532	6.3%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(13)(24)	Common stock		N/A	N/A	216,953	3,000	512	—%
Blend Labs, Inc.(13)(17)(24)	Warrants		N/A	N/A	299,216	1,625	4	—%
						4,625	516	—%
Total non-controlled/non-affiliated portfolio company equity investments						$927,382	$909,673	26.0%
Total non-controlled/non-affiliated portfolio company investments						$5,896,849	$5,792,110	165.4%

Non-controlled/affiliated portfolio company investments

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(9)(13)(21)(25)	First lien senior secured loan	SR +	6.75% PIK	03/2027	11,508	$9,398	$7,826	0.2%
Walker Edison Furniture Company LLC(6)(9)(13)(14)(21)(25)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	1,888	1,854	978	—%
Walker Edison Furniture Company LLC(6)(9)(13)(21)(25)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	4,495	4,495	3,686	0.1%
						15,747	12,490	0.3%
Total non-controlled/affiliated portfolio company debt investments						$15,747	$12,490	0.3%

Equity Investments
Insurance
Fifth Season Investments LLC(13)(17)(19)(21)	Class A Units		N/A	N/A	8	70,595	75,236	2.1%
						70,595	75,236	2.1%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(13)(17)(21)(24)	Common Equity		N/A	N/A	98,319	9,500	—	—%
Signifyd Inc.(17)(21)(26)	Preferred equity		9.00% PIK	N/A	2,755,121	133,216	112,000	3.2%
						142,716	112,000	3.2%
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(17)(21)(23)	Series 1 Notes		N/A	N/A	$10,999	11,079	11,942	0.3%
						11,079	11,942	0.3%
Systems Software
Help HP SCF Investor, LP(13)(17)(21)(24)	LP Interest		N/A	N/A	$59,333	59,379	64,343	1.8%
Split Software, Inc.(17)(21)(24)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	21,053	0.6%
						89,384	85,396	2.4%
Total non-controlled/affiliated portfolio company equity investments						$313,774	$284,574	8.0%
Total non-controlled/affiliated portfolio company investments						$329,521	$297,064	8.3%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(17)(22)(23)(24)	LLC Interest		N/A	N/A	$75,031	75,262	68,535	2.0%
						75,262	68,535	2.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Total controlled/affiliated portfolio company equity investments					$75,262	$68,535	2.0%
Total controlled/affiliated portfolio company investments					$75,262	$68,535	2.0%
Total Investments					$6,301,632	$6,157,709	175.7%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of June 30, 2024, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $74.9 million based on a tax cost basis of $6.23 billion. As of June 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $231.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $156.9 million.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(11)The interest rate on these loans is subject to SONIA, which as of June 30, 2024 was 5.20%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
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
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $1.25 billion or 35.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	Platform Investments	July 1, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
AlphaSense, LLC	Preferred equity	June 27, 2024
Alpha Partners Technology Merger Corp	Warrants	July 28, 2021
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Circle Internet Services, Inc.	Warrants	April 12, 2024
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Exabeam, Inc.	Series F-1 Preferred Stock	May 12, 2023
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Series B Common Stock	May 4, 2021
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Common stock	December 12, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Series 1 Notes	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Picard Holdco, LLC	Series A Preferred Stock	September 30, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Stock	July 28, 2022
Signifyd Inc.	Preferred equity	April 8, 2021
Simpler Postage, Inc.	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Split Software, Inc.	Series D Non-Participating Convertible Preferred Stock	August 13, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Toast, Inc.	Warrants	June 21, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
TravelPerk, Inc.	Warrants	May 1, 2024
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
(18)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(19)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(20)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the period ended June 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2024	Other Income	Interest Income
Fifth Season Investments LLC	$43,904	$26,692	$—	$4,640	$—	$—	$75,236	$2,649	$—
Help HP SCF Investor, LP	67,221	—	—	(2,878)	—	—	64,343	—	—
LSI Financing 1 DAC	12,992	—	(1,318)	268	—	—	11,942	40	—
Signifyd Inc.	110,500	5,693	—	(4,193)	—	—	112,000	5,694	—
Split Software, Inc.	22,484	—	—	(1,431)	—	—	21,053	—	—
Walker Edison Furniture Company LLC	14,992	1,862	—	(4,364)	—	—	12,490	6	—
Total	$272,093	$34,247	$(1,318)	$(7,958)	$—	$—	$297,064	$8,389	$—
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
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(22)As defined in the 1940 act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in affiliates for the period ended June 30, 2024 were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2024	Other Income	Interest Income
Revolut Ribbit Holdings, LLC	$66,509	$—	$—	$2,026	$—	$—	$68,535	$—	$—
Total	$66,509	$—	$—	$2,026	$—	$—	$68,535	$—	$—
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
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 13.4% of total assets as calculated in accordance with the regulatory requirements.
(24)Non-income producing investment.
(25)Loan was on non-accrual status as of June 30, 2024.
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured loan	SR +	6.75% (6.75% PIK)	03/2027	10,862	9,391	9,992	0.3%
Walker Edison Furniture Company LLC(6)(14)(15)(17)(22)(26)	First lien senior secured delayed draw term loan	SR +	6.75% (6.75% PIK)	03/2027	—	—	(225)	—%
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured revolving loan	SR +	6.25%	03/2027	4,495	4,495	4,202	0.1%
						13,886	13,969	0.4%
Total non-controlled/affiliated portfolio company debt investments						13,886	13,969	0.4%

Equity Investments
Systems Software
Help HP SCF Investor, LP(14)(18)(22)(25)	LP Interest		N/A	N/A	59,333	59,379	67,221	1.9%
Split Software, Inc.(18)(22)(25)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	22,484	0.7%
						89,384	89,705	2.6%
Insurance
Fifth Season Investments LLC(14)(18)(20)(22)	Class A Units		N/A	N/A	8	43,904	43,904	1.2%
						43,904	43,904	1.2%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(14)(18)(22)(25)	Common Units		N/A	N/A	98,319	9,500	1,023	—%
Signifyd Inc.(18)(22)(27)	Series E Preferred Shares		9.00% PIK	N/A	2,755,121	127,523	110,500	3.1%
						137,023	111,523	3.1%
Pharmaceuticals
LSI Financing 1 DAC(14)(18)(22)(24)	Preferred Equity		N/A	N/A	12,317,000	12,396	12,992	0.4%
						12,396	12,992	0.4%
Total non-controlled/affiliated portfolio company equity investments						$282,707	$258,124	7.3%
Total non-controlled/affiliated portfolio company investments						$296,593	$272,093	7.7%

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
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”, which can include one-, three- or six-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), or Sterling Overnight Interbank Average Rate (“SONIA” or “SA”) at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(18)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities“ under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $1.2 billion or 34.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(19)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(20)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(21)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(22)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the period ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$101,795	$87,229	$194,433	$168,834
Net change in unrealized gain (loss)	(93,102)	26,567	(71,141)	57,395
Realized gain (loss)	(578)	50	(24,303)	(15,488)
Net Increase (Decrease) in Net Assets Resulting from Operations	8,115	113,846	98,989	210,741
Distributions
Distributions declared from earnings	(83,123)	(76,156)	(159,483)	(146,398)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(83,123)	(76,156)	(159,483)	(146,398)
Capital Share Transactions
Reinvestment of distributions	20,352	18,220	40,857	33,518
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	20,352	18,220	40,857	33,518
Total Increase/(Decrease) in Net Assets	(54,656)	55,910	(19,637)	97,861
Net Assets, at beginning of period	3,565,013	3,429,316	3,529,994	3,387,365
Net Assets, at end of period	$3,510,357	$3,485,226	$3,510,357	$3,485,226
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$98,989	$210,741
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(939,670)	(138,574)
Proceeds from investments and investment repayments, net	904,318	272,016
Net amortization/accretion of premium/discount on investments	(22,036)	(14,041)
Net change in unrealized (gain) loss on investments	71,012	(57,103)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	129	(292)
Net realized (gain) loss on investments	22,472	15,423
Net realized (gain) loss on foreign currency transactions relating to investments	14,377	22
Paid-in-kind interest	(49,064)	(63,250)
Paid-in-kind dividend	(18,803)	(22,882)
Amortization of debt issuance costs	4,420	4,202
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,386)	(2,744)
(Increase) decrease in dividend income receivable	(500)	5,245
(Increase) decrease in paid-in-kind interest receivable	(3,152)	(723)
(Increase) decrease in prepaid expenses and other assets	(3,221)	215
Increase (decrease) in management fee payable	(295)	600
Increase (decrease) in incentive fee payable	(7,337)	5,739
Increase (decrease) in payables to affiliates	1,199	(474)
Increase (decrease) in payable for investments purchased	(8,304)	—
Increase (decrease) in accrued expenses and other liabilities	(5,145)	3,967
Net cash provided by (used in) operating activities	56,003	218,087
Cash Flows from Financing Activities
Borrowings on debt	76,828	346,830
Payments on debt	(157,700)	(591,117)
Debt issuance costs	(562)	(1,926)
Distributions paid	(112,385)	(95,839)
Net cash provided by (used in) financing activities	(193,819)	(342,052)
Net increase (decrease) in cash	(137,816)	(123,965)
Cash, beginning of period	469,017	203,293
Cash, end of period	$331,201	$79,328

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$92,704	$89,117
Distributions declared during the period	159,483	146,398
Reinvestment of distributions during the period	40,857	33,518
Distribution payable	83,124	76,156
Taxes, including excise tax, paid during the period	10,155	7,900
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
For the three and six months ended June 30, 2024, PIK income earned was $41.0 million and $78.3 million, representing 23.6% and 22.6% of investment income, respectively. For the three and six months ended June 30, 2023, PIK income earned was $40.2 million and $79.3 million, representing 23.5% and 23.8% of investment income, respectively.
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
For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $0.8 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.6 million and $1.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2024 and 2023, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.3 million and $2.3 million, respectively.
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
For the three and six months ended June 30, 2024, management fees were $14.0 million and $27.9 million, respectively. For the three and six months ended June 30, 2023, management fees were $14.8 million and $29.5 million, respectively.
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
For the three and six months ended June 30, 2024, the Company incurred incentive fees of $10.6 million and $20.9 million, respectively, based on net investment income. For the three and six months ended June 30, 2023, the Company incurred incentive fees of $10.1 million and $19.3 million, respectively, based on net investment income.
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
For the three and six months ended June 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $(6.6) million and $(6.8) million, respectively. For the three and six months ended June 30, 2023, the Company incurred performance-based incentive fees based on capital gains of $2.7 million and $4.2 million, of which $2.7 million and $4.2 million was related to unrealized gains, respectively.
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
The Adviser is affiliated with OCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), together with OCA, OPFA, ODCA and the Adviser, the “Blue Owl Credit Advisers”, which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have investment objective similar to the Company.
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
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2024 its equity investment in Fifth Season was $75.2 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of June 30, 2024 its investment in LSI Financing was $11.9 million at fair value. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,304,482	$4,230,154	$3,987,458	$3,983,668
Second-lien senior secured debt investments	354,751	342,402	460,037	454,090
Unsecured debt investments	325,981	322,371	436,423	427,862
Preferred equity investments(1)	929,390	821,664	905,784	861,779
Common equity investments(2)	387,028	441,118	423,524	404,623
Total Investments	$6,301,632	$6,157,709	$6,213,226	$6,132,022
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Aerospace & Defense	2.4%	2.2%
Application Software	14.4	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.2	—
Construction & Engineering	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	4.8	5.1
Diversified Financial Services	5.7	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	2.0	2.0
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.1	1.1
Health Care Technology	15.3	14.4
Hotels, Restaurants & Leisure	2.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.5	1.4
Insurance(1)	2.1	1.6
Internet & Direct Marketing Retail	4.2	3.8
IT Services	3.7	5.1
Life Sciences Tools & Services	0.1	0.1
Media	1.0	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	0.9	0.4
Professional Services	5.7	7.7
Real Estate Management & Development	0.8	0.9
Road & Rail	0.2	0.2
Systems Software	25.4	24.7
Thrifts & Mortgage Finance	—	1.1
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	21.6%	19.7%
Northeast	16.0	16.0
South	19.6	17.1
West	29.4	31.5
Brazil	0.6	0.6
Canada	4.3	4.3
Estonia	0.2	0.2
Guernsey	1.3	3.7
Ireland	0.2	0.2
Israel	2.4	2.5
Netherlands	0.7	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	2.5	3.2
Total	100.0%	100.0%
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 219% and 217% as of June 30, 2024 and December 31, 2023, respectively.
The tables below present the debt obligations for the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,115,000	$271,038	$843,962	$256,465
SPV Asset Facility I	600,000	600,000	—	594,812
SPV Asset Facility II	300,000	300,000	—	298,595
June 2025 Notes	210,000	210,000	—	208,768
December 2025 Notes	650,000	650,000	—	652,278
June 2026 Notes	375,000	375,000	—	372,030
January 2027 Notes	300,000	300,000	—	296,106
CLO 2020-1	204,000	204,000	—	199,777
Total Debt	$3,754,000	$2,910,038	$843,962	$2,878,831
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $14.6 million, $5.2 million, $1.4 million, $1.2 million, -$2.3 million, $3.0 million, $3.9 million and $4.3 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,325	$46,372	$93,286	$92,589
Amortization of debt issuance costs	2,126	2,208	4,420	4,202
Total Interest Expense	$48,451	$48,580	$97,706	$96,791
Average interest rate	6.3%	6.1%	6.1%	5.9%
Average daily borrowings	$2,955,024	$3,033,940	$2,969,633	$3,118,880
Credit Facilities
Subscription Credit Facility
On November 19, 2018, the Company entered into a revolving credit facility (as amended, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”) and letter of credit issuer, and the banks and financial institutions from time to time party thereto, as lenders.
The Subscription Credit Facility permitted the Company to borrow up to $700 million, subject to availability under the “Borrowing Base”. The Borrowing Base was calculated based on the unused Capital Commitments of the investors meeting various eligibility requirements above certain concentration limits. Effective November 5, 2021, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Revolving Credit Facility

    On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors and make various other changes. On June 13, 2024 (the “Revolving Credit Facility Second Amendment Date”), certain parties to the Revolving Credit Facility entered into an amendment, to among other things, replace the interest rate benchmark for loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor loans and 0.32138% for three-month tenor loans.The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain of the Company's subsidiaries in existence on the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.12 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.04 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $1.09 billion to $1.12 billion on February 29, 2024). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum.
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
SPV Asset Facilities
Certain of the Company's wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company's debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to their shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On March 30, 2023, the parties to the SPV Asset Facility I entered into an amendment and the following describes the terms of SPV Asset Facility I as amended through such date.
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
The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between the Company and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of the Company’s control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Exchange Act, selected by the Company as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes are the Company’s direct, general

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The June 2026 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of December 17, 2020 (the “Third Supplemental Indenture” and together with the Base Indenture, the “June 2026 Indenture”), between the Company and the Trustee. The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company's future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
In addition, if a change of control repurchase event, as defined in the June 2026 Indenture, occurs prior to maturity, holders of the June 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the June 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
In addition, if a change of control repurchase event, as defined in the January 2027 Indenture, occurs prior to maturity, holders of the January 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the January 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
Note 6. Fair Value of Financial Instruments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$331,201	$—	$—	$331,201
Investments:
First-lien senior secured debt investments	—	73,615	4,156,539	4,230,154
Second-lien senior secured debt investments	—	172,892	169,510	342,402
Unsecured debt investments	—	—	322,371	322,371
Preferred equity investments(1)	—	—	821,664	821,664
Common equity investments(2)	46,434	18,028	376,656	441,118
Total Investments at fair value	$46,434	$264,535	$5,846,740	$6,157,709
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,947,332	$255,724	$401,445	$837,243	$358,489	$5,800,233
Purchases of investments, net	601,138	—	51,464	5,890	9,660	668,152
Payment-in-kind	16,958	3,367	6,393	11,649	—	38,367
Proceeds from investments, net	(356,871)	(68,548)	(136,107)	(1,076)	(1,224)	(563,826)
Net change in unrealized gain (loss)	(60,861)	(2,829)	6,812	(32,159)	10,731	(78,306)
Net realized gains (losses)	(21)	(806)	(11,565)	—	—	(12,392)
Net amortization/accretion of premium/discount on investments	8,864	610	3,929	117	—	13,520
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	(18,008)	—	—	(1,000)	(19,008)
Fair value, end of period	$4,156,539	$169,510	$322,371	$821,664	$376,656	$5,846,740
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
Purchases of investments, net	776,023	—	51,464	5,891	29,087	862,465
Payment-in-kind	27,528	4,576	16,960	18,803	—	67,867
Proceeds from investments, net	(562,953)	(68,548)	(154,085)	(1,319)	(1,247)	(788,152)
Net change in unrealized gain (loss)	(71,902)	(1,688)	6,225	(63,721)	39,231	(91,855)
Net realized gains (losses)	(21)	(806)	(13,223)	—	—	(14,050)
Net amortization/accretion of premium/discount on investments	12,717	684	7,623	231	—	21,255
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—				(1,000)	(1,000)
Fair value, end of period	$4,156,539	$169,510	$322,371	$821,664	$376,656	$5,846,740
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	121,998	—	—	9,820	7,345	139,163
Payment-in-kind	41,674	5,621	15,317	22,882	—	85,494
Proceeds from investments, net	(223,573)	(20,000)	(182)	(1,033)	—	(244,788)
Net change in unrealized gain (loss)	17,931	1,290	11,152	(24,349)	24,108	30,132
Net realized gains (losses)	(15,503)	—	(22)	—	—	(15,525)
Net amortization of discount on investments	5,315	408	7,159	205	—	13,087
Transfers between investment types	(9,501)	—	—	35,746	(26,246)	(1)
Transfers into (out of) Level 3(1)	(371)	(139,894)	—	—	—	(140,265)
Fair value, end of period	$4,170,088	$295,500	$380,746	$877,864	$349,148	$6,073,346
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(58,531)	$(7,249)
Second-lien senior secured debt investments	(3,120)	1,690
Unsecured debt investments	6,812	5,473
Preferred equity investments	(32,128)	(3,765)
Common equity investments	9,731	23,018
Total Investments	$(77,236)	$19,167

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(66,519)	$17,931
Second-lien senior secured debt investments	(1,917)	1,290
Unsecured debt investments	6,225	11,152
Preferred equity investments	(63,123)	(24,349)
Common equity investments	38,231	24,108
Total Investments	$(87,103)	$30,132

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

As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,584,610	Yield Analysis	Market Yield	9.7%-20.0% (12.0%)	Decrease
	483,462	Recent Transaction	Transaction Price	90.5%-100.0% (98.9%)	Increase
	88,467	Collateral Analysis	Recovery Rate	47.0%-68.0% (49.0%)	Increase
Second-lien senior secured debt investments	$169,510	Yield Analysis	Market Yield	11.3%-17.5% (16.8%)	Decrease
Unsecured debt investments	$123,488	Yield Analysis	Market Yield	10.2%-17.4% (13.7%)	Decrease
	198,124	Recent Transaction	Transaction Price	99.2%-116.7% (112.3%)	Increase
	759	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$262,165	Yield Analysis	Market Yield	10.2%-32.2% (16.8%)	Decrease
	441,312	Market Approach	Revenue Multiple	3.0x-21.5x (8.0x)	Increase
	64,343	Market Approach	EBITDA Multiple	16.0x-16.0x (16.0x)	Increase
	53,844	Recent Transaction	Transaction Price	70.2%-107.5% (92.1%)	Increase
Common equity investments	$104,884	Market Approach	Revenue Multiple	5.8x-13.5x (9.6x)	Increase
	16,360	Market Approach	EBITDA Multiple	5.0x-22.0x (16.8x)	Increase
	70,589	Option Pricing Model	Volatility	55.2%-70.0% (55.2%)	Increase
	189	Market Approach	Gross Profit Multiple	9.0x-9.0x (9.0x)	Increase
	75,236	Market Approach	AUM Multiple	1.1x-1.1x (1.1x)	Increase
	109,398	Recent Transaction	Transaction Price	97.0%-100.0% (98.0%)	Increase

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,625,053	Yield Analysis	Market Yield	9.3%-15.9% (12.3%)	Decrease
	350,094	Recent Transaction	Transaction Price	97.0%-100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$235,292	Yield Analysis	Market Yield	11.4%-17.5% (15.3%)	Decrease
Unsecured debt investments	$266,030	Yield Analysis	Market Yield	10.6%-17.2% (12.3%)	Decrease
	141,377	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$236,932	Yield Analysis	Market Yield	12.6%-25.0% (14.6%)	Decrease
	537,989	Market Approach	Revenue Multiple	4.5x-21.0x (11.1x)	Increase
	67,221	Market Approach	EBITDA Multiple	18.3x-18.3x (18.3x)	Increase
	19,637	Recent Transaction	Transaction Price	98.0%-107.5% (104.3%)	Increase
Common equity investments	$152,731	Market Approach	Revenue Multiple	6.3x-14.7x (12.5x)	Increase
	16,133	Market Approach	EBITDA Multiple	6.0x-20.3x (16.2x)	Increase
	46,326	Market Approach	Transaction Price	$92.00-$92.00 ($92.00)	Increase
	46,443	Option Pricing Model	Volatility	60.0%-63.5% (63.5%)	Decrease
	225	Market Approach	Gross Profit Multiple	9.9x-9.9x (9.9x)	Increase
	48,727	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	256,465	256,465	327,266	327,267
SPV Asset Facility I	594,812	594,812	594,453	594,453
SPV Asset Facility II	298,595	298,595	298,103	298,103
June 2025 Notes	208,768	208,950	208,175	205,800
December 2025 Notes	652,278	628,875	653,042	614,250
June 2026 Notes	372,030	349,688	371,316	343,125
January 2027 Notes	296,106	269,250	295,364	261,750
CLO 2020-1	199,777	199,777	199,610	199,610
Total Debt	$2,878,831	$2,806,412	$2,947,329	$2,844,358
________________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $14.6 million, $5.2 million, $1.4 million, $1.2 million, -$2.3 million, $3.0 million, $3.9 million and $4.3 million, respectively.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $16.1 million, $5.6 million, $1.9 million, $1.8 million, -$3.0 million, $3.7 million, $4.6 million, and $4.4 million, respectively.
(3)Net carrying value includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	1,456,763	1,424,925
Level 3	1,349,649	1,419,433
Total Debt	$2,806,412	$2,844,358
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,493	296
AAM Series 2.1 Aviation Feeder, LLC	Platform Investments	3,333	17
Acquia Inc.	First lien senior secured revolving loan	7,074	5,989
Aerosmith Bidco Limited	First lien senior secured delayed draw term loan	171,815	—
Aerosmith Bidco Limited	First lien senior secured revolving loan	16,119	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,477	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,549	—
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc.	First lien senior secured delayed draw term loan	3,912	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	2,794	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,847	—
Associations, Inc.	First lien senior secured revolving loan	3,083	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	10,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	623	716

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,744	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS HOLDINGS INC.	First lien senior secured delayed draw term loan	18	36
BTRS HOLDINGS INC.	First lien senior secured revolving loan	56	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc.	First lien senior secured delayed draw term loan	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	—	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	6,686	5,498
Forescout Technologies, Inc.	First lien senior secured revolving loan	9,517	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	32,175

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8,837	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,616	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	270	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,511	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,159	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,832	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	9,519	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	3,409
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,714	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	6,770	3,927
JS PARENT, INC.	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	840	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,203	2,056

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Litera Bidco LLC	First lien senior secured delayed draw term loan	25,527	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	13,448	—
Litera Bidco LLC	First lien senior secured revolving loan	7,654	8,250
LSI Financing 1 DAC	Series 5 Notes	32,622	—
LSI Financing 1 DAC	Series 6 Notes	5,225	—
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	344
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	8,834	—
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	8,834	—
Minotaur Acquisition, Inc.	First lien senior secured revolving loan	5,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2,088	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91
Pluralsight, LLC	First lien senior secured revolving loan	—	2,230
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	12,915	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured delayed draw term loan	10,985	—
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured revolving loan	9,618	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	618	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	9,955	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	7,742	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	230	442
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	13
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,138	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	955	2,809
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$743,386	$396,093

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the six months ended June 30, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024	March 29, 2024	May 15, 2024	1,190,220
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$8,115	$113,846	$98,989	$210,741
Weighted average shares of common stock outstanding—basic and diluted	209,079,502	204,353,656	208,572,273	203,924,439
Earnings (loss) per common share-basic and diluted	$0.04	$0.56	$0.47	$1.03
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
For the three and six months ended June 30, 2024, the Company recorded U.S. federal excise tax expense of $2.5 million and $5.7 million, respectively. For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $3.3 million and $6.4 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, we recorded U.S federal and state income tax expense/(benefit) of $1 thousand and $3 thousand, respectively. For the three and six months ended June 30, 2023, the Company recorded a U.S federal and state income tax expense/(benefit) of $1 thousand and $2 thousand, respectively.
The Company recorded a net deferred tax asset of $8 thousand as of June 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $5 thousand for taxable subsidiaries as of December 31, 2023.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding.

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$17.03	$16.70
Net investment income (loss)(1)	0.93	0.83
Net realized and unrealized gain (loss)(1)	(0.46)	0.19
Total from operations(1)	0.47	1.02
Distributions declared from net investment income(2)	(0.76)	(0.71)
Total increase (decrease) in net assets	(0.29)	0.31
Net asset value, end of period	$16.74	$17.01
Shares outstanding, end of period	209,654,978	204,877,097
Total Return(3)	2.8%	6.2%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.6%	9.5%
Ratio of net investment income to average net assets(4)	11.0%	9.8%
Net assets, end of period	$3,510,357	$3,485,226
Weighted-average shares outstanding	208,572,273	203,924,439
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	15.8%	3.7%
Year of formation	2018	2018
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

Dividends
On August 6, 2024, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company’s weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 30, 2024, payable on or before November 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with “Cautionary Statement Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, OTCA II, and ODCA, the “Blue Owl Credit Advisers”). As of June 30, 2024, the Adviser and its affiliates had $95.10 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2024, the Blue Owl Credit Advisers have originated $118.16 billion aggregate principal amount of investments across multiple industries, of which $114.32 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average investment size in each of our portfolio companies was approximately $43.7 million based on fair value. As of June 30, 2024, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 74.4% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $667 million, weighted average annual EBITDA of $186 million and weighted average enterprise value of $4.01 billion. As of June 30, 2024, investments we classify as growth capital represented 24.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $652 million and a weighted average enterprise value of $13.03 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 95.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 68.7% first lien senior secured debt investments (of which 68% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.6% second lien senior secured debt investments, 5.2% unsecured debt investments, 13.3% preferred equity investments and 7.2% common equity investments.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.3% and 10.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.0% and 12.0%, respectively(1). As of June 30, 2024, the weighted average spread of total debt investments was 6.4%.
As of June 30, 2024, we had investments in 141 portfolio companies with an aggregate fair value of $6.16 billion. As of June 30, 2024, we had net leverage of 0.73x debt-to-equity.
In the current lending environment public market activity has remained strong and merger and acquisition activity is currently limited. As a result, repayment activity was elevated and we increased the pace of our originations in order to maintain comparable leverage levels. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.We generally expect our originations to match or exceed the pace of repayments over each quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $186 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.

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
________________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,108,165	$63,212
Less: Sell downs	(864)	(3,637)
Total new investment commitments	$1,107,301	$59,575
Principal amount of investments funded:
First-lien senior secured debt investments	$648,461	$49,626
Second-lien senior secured debt investments	13,500	—
Unsecured debt investments	51,607	—
Preferred equity investments	5,890	—
Common equity investments	7,360	4,420
Total principal amount of investments funded	$726,818	$54,046
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(341,712)	$(171,773)
Second-lien senior secured debt investments	(47,187)	(20,000)
Unsecured debt investments	(135,827)	—
Preferred equity investments	(1,076)	—
Common equity investments	(700)	(27,777)
Total principal amount of investments sold or repaid	$(526,502)	$(219,550)
Number of new investment commitments in new portfolio companies(1)	20	—
Average new investment commitment amount	$49,165	$—
Weighted average term for new debt investment commitments (in years)	6.0	5.0
Percentage of new debt investment commitments at floating rates	96.5%	32.0%
Percentage of new debt investment commitments at fixed rates	3.5%	68.0%
Weighted average interest rate of new debt investment commitments(2)	10.8%	11.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.4%	6.5%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% and 5.32% as of June 30, 2023 and June 30, 2024, respectively.

The table below presents our investments as of the following periods:

	June 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,304,482	$4,230,154	(1)	$3,987,458	$3,983,668	(1)
Second-lien senior secured debt investments	354,751	342,402		460,037	454,090
Unsecured debt investments	325,981	322,371		436,423	427,862
Preferred equity investments(2)	929,390	821,664		905,784	861,779
Common equity investments(3)	387,028	441,118		423,524	404,623
Total Investments	$6,301,632	$6,157,709		$6,213,226	$6,132,022
________________
(1)68% and 74% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Aerospace & Defense	2.4%	2.2%
Application Software	14.4	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.2	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	4.8	5.1
Diversified Financial Services	5.7	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	2.0	2.0
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.1	1.1
Health Care Technology	15.3	14.4
Hotels, Restaurants & Leisure	2.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.5	1.4
Insurance(1)	2.1	1.6
Internet & Direct Marketing Retail	4.2	3.8
IT Services	3.7	5.1
Life Sciences Tools & Services	0.1	0.1
Media	1.0	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	0.9	0.4
Professional Services	5.7	7.7
Real Estate Management & Development	0.8	0.9
Road & Rail	0.2	0.2
Systems Software	25.4	24.7
Thrifts & Mortgage Finance	—	1.1
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	21.6%	19.7%
Northeast	16.0	16.0
South	19.6	17.1
West	29.4	31.5
Brazil	0.6	0.6
Canada	4.3	4.3
Estonia	0.2	0.2
Guernsey	1.3	3.7
Ireland	0.2	0.2
Israel	2.4	2.5
Netherlands	0.7	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	2.5	3.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.3%	10.6%
Weighted average total yield of debt and income producing securities(1)	12.0%	12.5%
Weighted average interest rate of debt securities	11.5%	11.8%
Weighted average spread over base rate of all floating rate debt investments	6.4%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of June 30, 2024, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is 0.38%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$630,301	10.2%	$676,834	11.0%
2	4,926,701	80.0	4,816,346	78.6
3	508,554	8.3	623,850	10.2
4	—	—	—	—
5	92,153	1.5	14,992	0.2
Total	$6,157,709	100.0%	$6,132,022	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,800,802	96.3%	$4,870,032	99.7%
Non-accrual	184,412	3.7	13,886	0.3
Total	$4,985,214	100.0%	$4,883,918	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, our commitment to Amergin AssetCo was increased to $12.7 million, of which $8.9 million is equity and $3.8 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2024 our equity investment in Fifth Season was $75.2 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of June 30, 2024 our investment in LSI Financing was $11.9 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The below table represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$174.2	$171.2	$346.4	$332.7
Less: Expenses	69.9	80.7	146.3	157.5
Net Investment Income (Loss) Before Taxes	$104.3	$90.5	$200.1	$175.2
Less: Income taxes, including excise taxes	2.5	3.3	5.7	6.4
Net Investment Income (Loss) After Taxes	$101.8	$87.2	$194.4	$168.8
Net change in unrealized gain (loss)	(93.1)	26.6	(71.1)	57.4
Net realized gain (loss)	(0.6)	—	(24.3)	(15.5)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8.1	$113.8	$99.0	$210.7
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2024, our net asset value per share decreased, primarily driven by unrealized depreciation in our portfolio.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest income from investments	$128.7	$128.9	$260.1	$249.7
PIK interest income	31.1	31.8	59.1	61.9
Dividend income	12.3	9.6	23.0	18.6
Other income	2.1	0.9	4.2	2.5
Total investment income	$174.2	$171.2	$346.4	$332.7
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2024 and 2023
Investment income was $174.2 million for the three months ended June 30, 2024, relatively consistent with $171.2 million for the three months ended June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $2.3 million to $7.2 million for the three months ended June 30, 2023 and 2024, respectively. For the three months ended June 30, 2023 and 2024, there were one-time prepayment fees of $0.5 million and $0.1 million, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to terms of our existing debt investments. PIK interest income as a percentage of total investment income decreased from 18.6% for the three months ended June 30, 2023 to 17.9% for the three months ended June 30,

2024, primarily driven by a decrease in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income remained relatively consistent at 5.7% for the three months ended June 30, 2024 compared to 4.9% for the three months ended June 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Six Months Ended June 30, 2024 and 2023
Investment income increased to $346.4 million for the six months ended June 30, 2024 from $332.7 million for the six months ended June 30, 2023 primarily due to an increase in dividends received from certain of our equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $2.3 million to $9.5 million for the six months ended June 30, 2023 and 2024, respectively. For the six months ended June 30, 2023 and 2024, there were one-time prepayment fees of approximately $0.5 million and $0.7 million, respectively. Payment-in-kind income decreased from approximately 23.8% of investment income for the six months ended June 30, 2023 to approximately 22.6% of investment income for the six months ended June 30, 2024. Other income increased period-over-period due to a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended
($ in millions)	2024	2023	2024	2023
Interest expense	$48.3	$48.6	$97.8	$96.8
Management fees	14.0	14.8	27.9	29.5
Incentive fees	4.0	12.9	14.1	23.5
Professional fees	1.8	2.2	3.3	4.2
Directors' fees	0.3	0.2	0.5	0.5
Other general and administrative	1.5	2.0	2.7	3.0
Total operating expenses	$69.9	$80.7	$146.3	$157.5
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended June 30, 2024 and 2023
Total expenses decreased to $69.9 million for the three months ended June 30, 2024 from $80.7 million for the three months ended June 30, 2023 primarily due to decreases in management fees, incentive fees, and interest expense. The decrease in interest expense was primarily due to a decrease in average daily borrowings to $2.96 billion from $3.03 billion, partially offset by an increase in the average interest rate to 6.3% from 6.1% period over period. The decrease in incentive fees was driven by reversals of previously recorded capital gains incentive fees recognized during the period. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Six Months Ended June 30, 2024 and 2023
Total expenses decreased to $146.3 million for the six months ended June 30, 2024 from $157.5 million for the six months ended June 30, 2023 primarily due to decreases in management fees and incentive fees, partially offset by an increase in interest expense. The increase in interest expense was mainly driven by an increase in the average interest rate to 6.1% from 5.9% period over period. The decrease in incentive fees was driven by reversals of previously recorded capital gains incentive fees recognized during the period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of June 30, 2024 we have generated undistributed taxable earnings “spillover” of $1.33 per share.To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2024, we accrued U.S. federal excise tax of $2.5 million and $5.7 million, respectively. For the three and six months ended June 30, 2023 we accrued U.S. federal excise tax of $3.3 million and $6.4 million, respectively.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(93.6)	$26.3	$(71.0)	$57.1
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	0.5	0.3	(0.1)	0.3
Net change in unrealized gain (loss)	$(93.1)	$26.6	$(71.1)	$57.4
For the Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to March 31, 2024. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 99.0% as of March 31, 2024. The primary drivers of our portfolio’s unrealized losses were decreases in the fair value of certain debt and equity investments as compared to March 31, 2024, partially offset by credit spreads tightening across the broader markets and an increase in the fair value of certain equity investments. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended June 30, 2024
($ in millions)
Pluralsight, LLC	$(62.0)
Arctic Wolf Networks, Inc.	(7.6)
Revolut Ribbit Holdings, LLC	6.5
Space Exploration Technologies Corp.	5.3
Algolia, Inc.	(5.1)
Cornerstone OnDemand, Inc.	(5.0)
Signifyd Inc.	(4.9)
Ivanti Software, Inc.	(4.7)
Halo Parent Newco, LLC	(4.4)
EShares, Inc. (dba Carta)	(4.4)
Remaining Companies	(7.3)
Total	$(93.6)

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

For the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2023. The primary drivers of our portfolio’s unrealized losses were decreases in the fair value of certain debt and equity investments, partially offset by reversals of prior period unrealized losses that were realized during the period and the impact of credit spreads tightening across the broader markets as compared to December 31, 2023. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Six Months Ended June 30, 2024
($ in millions)
Pluralsight, LLC	$(84.5)
Robinhood Markets, Inc.	33.6
Toast, Inc.	26.5
Circle Internet Services, Inc.	(9.4)
Exabeam, Inc.	(7.8)
Space Exploration Technologies Corp.	7.7
Arctic Wolf Networks, Inc.	(7.6)
JumpCloud, Inc.	(5.2)
Algolia, Inc.	(5.1)
Fifth Season Investments LLC	4.6
Remaining Companies	(23.8)
Total	$(71.0)

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

Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$0.3	$0.1	$(22.5)	$(15.4)
Net realized gain (loss) on foreign currency transactions	(0.9)	—	(1.8)	(0.1)
Net realized gain (loss)	$(0.6)	$0.1	$(24.3)	$(15.5)
Realized Gross Internal Rate of Return
Since we began investing in 2018 through June 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10.9% (based on total capital invested of $3.94 billion and total proceeds from these exited investments of $4.79 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 219% and 217%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
Cash as of June 30, 2024, taken together with our available debt capacity of $844.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2024, we had $331.2 million in cash. During the period ended June 30, 2024, cash provided by operating activities was $56.0 million, primarily as a result of funding portfolio investments of $939.7 million, offset by sales of portfolio investments of $904.3 million and other operating activities of $91.4 million. Lastly, cash used in financing activities was $193.8 million during the period, which was the result of proceeds from borrowings on our credit facilities of $76.8 million, net of repayments and debt issuance costs of $157.7 million and $0.6 million, respectively, and distributions paid of $112.4 million.

Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.
Prior to August 1, 2021, we entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. As of November 5, 2021, all Capital Commitments had been drawn.
Distributions
The tables below present the distributions declared on shares of the Company’s common stock during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Partially paid from sources other than ordinary income, including long-term capital gains.

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Partially paid from sources other than ordinary income, including long-term capital gains.
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
February 21, 2024	March 29, 2024	May 15, 2024	1,190,220
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,115,000	$271,038	$843,962	$256,465
SPV Asset Facility I	600,000	600,000	—	594,812
SPV Asset Facility II	300,000	300,000	—	298,595
June 2025 Notes	210,000	210,000	—	208,768
December 2025 Notes	650,000	650,000	—	652,278
June 2026 Notes	375,000	375,000	—	372,030
January 2027 Notes	300,000	300,000	—	296,106
CLO 2020-1	204,000	204,000	—	199,777
Total Debt	$3,754,000	$2,910,038	$843,962	$2,878,831
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, and CLO 2020-1 is presented net of unamortized debt issuance costs/premium of $14.6 million, $5.2 million, $1.4 million, $1.2 million, -$2.3 million, $3.0 million, $3.9 million and $4.3 million, respectively.
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
(3)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,325	$46,372	$93,286	$92,589
Amortization of debt issuance costs	2,126	2,208	4,420	4,202
Total Interest Expense	$48,451	$48,580	$97,706	$96,791
Average interest rate	6.3%	6.1%	6.1%	5.9%
Average daily borrowings	$2,955,024	$3,033,940	$2,969,633	$3,118,880
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2024 (Unaudited)	$271.0	$2,190.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
June 30, 2024 (Unaudited)	$600.0	$2,190.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
June 30, 2024 (Unaudited)	$300.0	$2,190.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
June 30, 2024 (Unaudited)	$210.0	$2,190.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
June 30, 2024 (Unaudited)	$650.0	$2,190.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
June 30, 2024 (Unaudited)	$375.0	$2,190.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
June 30, 2024 (Unaudited)	$300.0	$2,190.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
June 30, 2024 (Unaudited)	$204.0	$2,190.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
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
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On September 26, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors and make various other changes. On June 13, 2024 (the “Revolving Credit Facility Second Amendment Date”), certain parties to the Revolving Credit Facility entered into an amendment to, among other things, replace the interest rate benchmark for loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor loans and 0.32138% for three-month tenor loans. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence on the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.12 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.04 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $1.09 billion to $1.12 billion on February 29, 2024). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.64 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of ours and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and our wholly-owned subsidiary entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amends and restates in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On March 30, 2023, the parties to the SPV Asset Facility I entered into an amendment and the following describes the terms of SPV Asset Facility I as amended through such date.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,493	296
AAM Series 2.1 Aviation Feeder, LLC	Platform Investments	3,333	17
Acquia Inc.	First lien senior secured revolving loan	7,074	5,989
Aerosmith Bidco Limited	First lien senior secured delayed draw term loan	171,815	—
Aerosmith Bidco Limited	First lien senior secured revolving loan	16,119	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,477	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,549	—
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc.	First lien senior secured delayed draw term loan	3,912	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	2,794	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,847	—
Associations, Inc.	First lien senior secured revolving loan	3,083	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	10,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	623	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,744	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS HOLDINGS INC.	First lien senior secured delayed draw term loan	18	36

Portfolio Company	Investment	June 30, 2024	December 31, 2023
BTRS HOLDINGS INC.	First lien senior secured revolving loan	56	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	525	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc.	First lien senior secured delayed draw term loan	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	—	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	6,686	5,498
Forescout Technologies, Inc.	First lien senior secured revolving loan	9,517	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	32,175
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8,837	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,616	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	270	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,511	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,159	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,832	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	9,519	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,409	3,409
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,714	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	6,770	3,927
JS PARENT, INC.	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	840	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,203	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	25,527	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	13,448	—
Litera Bidco LLC	First lien senior secured revolving loan	7,654	8,250
LSI Financing 1 DAC	Series 5 Notes	32,622	—
LSI Financing 1 DAC	Series 6 Notes	5,225	—
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	344
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	8,834	—
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	8,834	—
Minotaur Acquisition, Inc.	First lien senior secured revolving loan	5,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2,088	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	91	91

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Pluralsight, LLC	First lien senior secured revolving loan	—	2,230
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	12,915	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	11,250	11,250
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured delayed draw term loan	10,985	—
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured revolving loan	9,618	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	618	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	9,955	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	7,742	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	230	442
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	13
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,138	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	955	2,809
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$743,386	$396,093
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	271.0	—	—	271.0	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	300.0	—	—
June 2025 Notes	210.0	—	210.0	—	—
December 2025 Notes	650.0	—	650.0	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	300.0		—
CLO 2020-1	204.0	—	—	—	204.0
Total Contractual Obligations	$2,910.0	$—	$1,835.0	$271.0	$804.0
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
We invest in Fifth Season and LSI Financing, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for further details.

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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy that complies with the recordkeeping requirements of Rule 18f-4.
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
Recent Developments
Distributions
On August 6, 2024, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company’s weighted average capital called since inception, an additional amount of net capital gains for shareholders of record on September 30, 2024, payable on or before November 15, 2024.

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
As of June 30, 2024, 95.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.81%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$143.7	$41.3	$102.4
Up 200 basis points	$95.8	$27.5	$68.3
Up 100 basis points	$47.9	$13.8	$34.1
Down 100 basis points	$(47.9)	$(13.8)	$(34.1)
Down 200 basis points	$(95.8)	$(27.5)	$(68.3)
Down 300 basis points	$(143.7)	$(41.3)	$(102.4)
________________
(1)Excludes the impact of income-based fees. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on income-based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
In the second quarter of 2024, pursuant to our dividend reinvestment plan, we issued 1,190,189 shares of our common stock, at a price of $17.10 per share, to stockholders of record as of March 29, 2024 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Appointment of Officer
On August 6, 2024, the Board appointed Erik Bissonnette to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.
Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company, Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp., and Portfolio Manager for certain funds in Blue Owl’s Technology Lending strategy, including the Company, Blue Owl Technology Finance Corp.II and Blue Owl Technology Income Corp. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 13, 2024, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 20, 2024).

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

Blue Owl Technology Finance Corp.

Date: August 9, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: August 9, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer