Form 10-Q
period 2024-09-30
Blue Owl Technology Finance Corp.
filed 2024-11-08
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☐	Emerging growth company	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, the registrant had 210,978,842 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,947,435 and $5,841,371, respectively)	$5,911,819	$5,793,420
Non-controlled, affiliated investments (amortized cost of $395,721 and $296,593, respectively)	376,399	272,093
Controlled, affiliated investments (amortized cost of $77,451 and $75,262, respectively)	108,630	66,509
Total investments at fair value (amortized cost of $6,420,607 and $6,213,226, respectively)	6,396,848	6,132,022
Cash	186,475	469,017
Interest receivable	58,390	44,188
Dividend income receivable	5,302	5,842
Prepaid expenses and other assets	38,009	1,114
Total Assets	$6,685,024	$6,652,183
Liabilities
Debt (net of unamortized debt issuance costs of $29,267 and $35,064, respectively)	$2,961,207	$2,947,329
Management fee payable	14,070	14,252
Distribution payable	76,545	76,883
Incentive fee payable	10,251	17,915
Payables to affiliates	1,246	1,119
Payable for investments purchased	—	24,163
Accrued expenses and other liabilities	46,194	40,528
Total Liabilities	$3,109,513	$3,122,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 210,978,842 and 207,252,229 shares issued and outstanding, respectively	$2,110	$2,073
Additional paid-in-capital	3,343,748	3,280,766
Accumulated undistributed (overdistributed) earnings	229,653	247,155
Total Net Assets	$3,575,511	$3,529,994
Total Liabilities and Net Assets	$6,685,024	$6,652,183
Net Asset Value Per Share	$16.95	$17.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$131,461	$138,751	$391,698	$388,427
Payment-in-kind interest income	24,994	23,412	84,063	85,336
Dividend income	599	515	1,627	1,190
Payment-in-kind dividend income	7,371	6,100	20,929	18,268
Other income	939	1,043	5,089	3,589
Total investment income from non-controlled, non-affiliated investments	165,364	169,821	503,406	496,810
Investment income from non-controlled, affiliated investments:
Interest income	275	—	275	—
Payment-in-kind interest income	475	—	475	—
Dividend income	1,774	444	4,463	939
Payment-in-kind dividend income	3,007	2,760	8,701	7,960
Other income	13	—	19	—
Total investment income from non-controlled, affiliated investments	5,544	3,204	13,933	8,899
Total Investment Income	170,908	173,025	517,339	505,709
Expenses
Interest expense	$48,278	$49,657	$145,984	$146,448
Management fees	14,071	14,646	42,018	44,101
Incentive fees	10,251	6,196	24,341	29,727
Professional fees	1,670	2,372	4,986	6,598
Directors' fees	259	320	775	773
Other general and administrative	1,275	174	3,961	3,178
Total Expenses	75,804	73,365	222,065	230,825
Net Investment Income (Loss) Before Taxes	95,104	99,660	295,274	274,884
Income tax expense (benefit), including excise tax expense (benefit)	2,846	2,580	8,583	8,970
Net Investment Income (Loss) After Taxes	92,258	97,080	286,691	265,914
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$57,725	$(59,501)	$(7,355)	$3,277
Non-controlled, affiliated investments	13,135	(3,792)	5,177	(9,467)
Controlled, affiliated investments	37,906	—	39,932	—
Translation of assets and liabilities in foreign currencies	922	(453)	793	(161)
Total Net Change in Unrealized Gain (Loss)	109,688	(63,746)	38,547	(6,351)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(65,983)	$23,460	$(88,455)	$8,037
Non-controlled, affiliated investments	(16,865)	—	(16,865)	—
Foreign currency transactions	440	10	(1,391)	(55)
Total Net Realized Gain (Loss)	(82,408)	23,470	(106,711)	7,982
Total Net Realized and Change in Unrealized Gain (Loss)	$27,280	$(40,276)	$(68,164)	$1,631
Net Increase (Decrease) in Net Assets Resulting from Operations	$119,538	$56,804	$218,527	$267,545
Earnings (Loss) Per Share - Basic and Diluted	$0.57	$0.28	$1.04	$1.31
Weighted Average Shares Outstanding - Basic and Diluted	210,331,300	205,474,428	209,162,895	204,446,780

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(9)(13)	First lien senior secured loan	S +	5.00%	09/2029	7,005	7,005	7,005	0.2%
ManTech International Corporation(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	06/2025	—	—	—	—%
ManTech International Corporation(6)(13)(14)	First lien senior secured revolving loan	S +	5.00%	09/2028	—	—	—	—%
Peraton Corp.(3)(6)(9)(13)	Second lien senior secured loan	S +	7.75%	02/2029	84,551	83,725	79,165	2.2%
						90,730	86,170	2.4%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(6)(9)(13)	First lien senior secured loan	S +	4.75%	08/2031	22,642	22,417	22,415	0.6%
AI Titan Parent, Inc. (dba Prometheus Group)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	4.75%	09/2026	—	(22)	(23)	—%
AI Titan Parent, Inc. (dba Prometheus Group)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	4.75%	08/2031	—	(28)	(28)	—%
AlphaSense, Inc.(6)(8)(13)	First lien senior secured loan	S +	6.25%	06/2029	27,383	27,121	27,110	0.8%
AlphaSense, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(52)	(55)	—%
AlphaSense, Inc.(6)(13)(14)	First lien senior secured delayed draw term loan	S +	6.25%	06/2029	—	—	—	—%
Anaplan, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.25%	06/2029	50,696	50,593	50,696	1.4%
Anaplan, Inc.(6)(13)(14)	First lien senior secured revolving loan	S +	5.75%	06/2028	—	—	—	—%
Armstrong Bidco Limited(6)(11)(13)(23)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£8,087	9,767	10,792	0.3%
Artifact Bidco, Inc. (dba Avetta)(6)(9)(13)	First lien senior secured loan	S +	4.50%	07/2031	15,982	15,905	15,902	0.4%
Artifact Bidco, Inc. (dba Avetta)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	4.50%	07/2027	—	(9)	(10)	—%
Artifact Bidco, Inc. (dba Avetta)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	4.50%	07/2030	—	(13)	(14)	—%
Avalara, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.25%	10/2028	9,091	8,989	9,091	0.3%
Avalara, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(9)	—	—%
Boxer Parent Company Inc. (f/k/a BMC)(3)(6)(9)(13)	First lien senior secured loan	S +	3.75%	07/2031	10,000	9,976	9,973	0.3%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)	First lien senior secured loan	S +	5.50%	08/2027	76,625	75,609	74,518	2.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	5.50%	08/2027	2,338	2,258	2,151	0.1%
CivicPlus, LLC(6)(9)(13)	First lien senior secured loan	S +	5.75% (2.50% PIK)	08/2027	68,151	67,785	68,151	1.9%
CivicPlus, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	08/2027	—	(23)	—	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC(6)(9)(13)	First lien senior secured loan	S +	5.50%	02/2030	783	783	783	—%
Coupa Holdings, LLC(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	08/2025	—	—	—	—%
Coupa Holdings, LLC(6)(13)(14)	First lien senior secured revolving loan	S +	5.50%	02/2029	—	—	—	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(9)(13)	Unsecured notes	S +	11.75% PIK	06/2034	42,813	42,051	42,813	1.2%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(13)	First lien senior secured loan	S +	5.50%	09/2028	76,060	75,090	75,300	2.1%
Fullsteam Operations, LLC(6)(9)(13)	First lien senior secured loan	S +	8.25%	11/2029	10,593	10,303	10,593	0.3%
Fullsteam Operations, LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	8.25%	05/2025	4,536	4,360	4,517	0.1%
Fullsteam Operations, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(14)	—	—%
Gainsight, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.75% PIK	07/2027	67,754	67,259	67,754	1.9%
Gainsight, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	2,933	2,889	2,933	0.1%
Granicus, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.75% (2.25% PIK)	01/2031	1,954	1,936	1,954	0.1%
Granicus, Inc.(6)(8)(13)(16)	First lien senior secured delayed draw term loan	S +	5.25% (2.25% PIK)	01/2026	290	287	287	—%
Granicus, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(2)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)	First lien senior secured loan	S +	5.25%	05/2028	52,529	52,345	52,135	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	03/2026	—	(5)	(10)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	5.25%	05/2028	622	608	586	—%
JS Parent, Inc. (dba Jama Software)(6)(9)(13)	First lien senior secured loan	S +	5.00%	04/2031	13,676	13,611	13,608	0.4%
JS Parent, Inc. (dba Jama Software)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	04/2031	—	(6)	(7)	—%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(8)(13)(23)	First lien senior secured loan	S +	5.25%	07/2028	27,832	27,799	27,832	0.8%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	S +	5.25%	07/2028	—	(6)	—	—%
MessageBird BidCo B.V.(6)(8)(13)(23)	First lien senior secured loan	S +	6.75%	05/2027	30,000	29,667	30,000	0.8%
Ministry Brands Holdings, LLC(6)(8)(13)	First lien senior secured loan	S +	5.50%	12/2028	8,245	8,135	8,163	0.2%
Ministry Brands Holdings, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(8)	(7)	—%
Simpler Postage, Inc. (dba Easypost)(6)(8)(13)	First lien senior secured loan	S +	7.00%	06/2029	18,803	17,878	17,863	0.5%
Simpler Postage, Inc. (dba Easypost)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	7.00%	06/2026	—	(32)	(25)	—%
Simpler Postage, Inc. (dba Easypost)(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	—	—	—	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)	First lien senior secured loan	S +	5.75%	03/2028	12,148	11,983	12,056	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	03/2028	—	(19)	(13)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)	First lien senior secured loan	S +	5.75%	04/2027	40,312	39,866	40,312	1.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	04/2026	—	(17)	—	—%
XPLOR T1, LLC(6)(9)(13)	First lien senior secured loan	S +	4.25%	06/2031	5,000	4,976	5,025	0.1%
Zendesk, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.00%	11/2028	53,033	52,260	53,033	1.5%
Zendesk, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	11/2025	—	(332)	—	—%
Zendesk, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	11/2028	—	(73)	—	—%
						753,836	758,154	21.2%
Banks
Finastra USA, Inc.(6)(9)(13)(23)	First lien senior secured loan	S +	7.25%	09/2029	71,723	71,020	71,723	2.0%
Finastra USA, Inc.(6)(9)(13)(14)(23)	First lien senior secured revolving loan	S +	7.25%	09/2029	3,463	3,389	3,463	0.1%
						74,409	75,186	2.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)	First lien senior secured loan	S +	5.00%	11/2027	56,199	55,792	56,199	1.6%
EET Buyer, Inc. (dba e-Emphasys)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	4/29/2026	—	(5)	—	—%
EET Buyer, Inc. (dba e-Emphasys)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.25%	11/2027	—	(32)	—	—%
						55,755	56,199	1.6%
Buildings & Real Estate
Associations Finance, Inc.(13)(26)	Unsecured notes		14.25% PIK	05/2030	19,276	19,139	19,276	0.5%
Associations, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.50%	07/2028	49,640	49,594	49,640	1.4%
Associations, Inc.(6)(13)(14)(15)	First lien senior secured delayed draw term loan		6.50%	07/2028	—	(3)	—	—%
Associations, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan		6.50%	07/2028	—	(3)	—	—%
						68,727	68,916	1.9%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(6)(9)(13)	First lien senior secured loan	S +	4.50%	05/2031	14,138	14,070	14,067	0.4%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	4.50%	05/2026	779	745	743	—%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured revolving loan	S +	4.50%	05/2030	341	328	327	—%
SimpliSafe Holding Corporation(6)(8)(13)	First lien senior secured loan	S +	6.25%	05/2028	907	895	907	—%
						16,038	16,044	0.4%
Consumer Finance
Klarna Holding AB(6)(9)(13)	Subordinated Floating Rate Notes	S +	7.00%	04/2034	32,667	32,667	32,667	0.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
						32,667	32,667	0.9%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(6)(8)(13)	First lien senior secured loan	S +	6.50%	01/2030	12,783	12,549	12,719	0.4%
Icefall Parent, Inc. (dba EngageSmart)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(22)	(6)	—%
Litera Bidco LLC(6)(8)(13)	First lien senior secured loan	S +	5.00%	05/2028	115,728	115,195	115,149	3.2%
Litera Bidco LLC(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	11/2026	15,190	15,081	15,071	0.4%
Litera Bidco LLC(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	05/2027	—	—	—	—%
Litera Bidco LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	05/2028	—	(35)	(38)	—%
Relativity ODA LLC(6)(8)(13)	First lien senior secured loan	S +	4.50%	05/2029	92,129	91,765	91,752	2.6%
Relativity ODA LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	4.50%	05/2029	—	(31)	(32)	—%
						234,502	234,615	6.6%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	07/2030	2,363	2,363	2,363	0.1%
AAM Series 2.1 Aviation Feeder, LLC(13)(26)	First lien senior secured loan		12.00% PIK	11/2030	2,218	2,218	2,218	0.1%
Blackhawk Network Holdings, Inc.(3)(6)(8)(13)	First lien senior secured loan	S +	5.00%	03/2029	59,850	58,706	60,071	1.7%
BTRS HOLDINGS INC. (dba Billtrust)(6)(9)(13)	First lien senior secured loan	S +	8.00%	12/2028	839	820	835	—%
BTRS HOLDINGS INC. (dba Billtrust)(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	62	62	61	—%
BTRS HOLDINGS INC. (dba Billtrust)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	7.25%	12/2028	34	32	33	—%
CloudPay, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.50%	07/2029	9,682	9,593	9,585	0.3%
Computer Services, Inc. (dba CSI)(6)(9)(13)	First lien senior secured loan	S +	5.25%	11/2029	34,053	33,876	33,920	0.9%
Computer Services, Inc. (dba CSI)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(20)	—	—%
Hg Genesis 8 Sumoco Limited(6)(11)(13)(23)	Unsecured facility	SA +	7.00% PIK	09/2027	£18,139	23,376	24,330	0.7%
Hg Genesis 9 SumoCo Limited(6)(12)(13)(23)	Unsecured facility	E +	7.00% PIK	03/2027	€8,951	9,806	9,990	0.3%
Hg Saturn Luchaco Limited(6)(11)(13)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	£40,806	52,068	54,736	1.5%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(8)(13)	First lien senior secured loan	S +	5.00%	06/2030	61,837	61,200	61,174	1.7%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(41)	(44)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(51)	(54)	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(13)	First lien senior secured loan	S +	5.00%	09/2028	24,418	24,327	24,418	0.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	09/2028	—	(4)	—	—%
Smarsh Inc.(6)(9)(13)	First lien senior secured loan	S +	5.75%	02/2029	44,190	43,880	44,190	1.2%
Smarsh Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	5,524	5,450	5,524	0.2%
Smarsh Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	02/2029	—	(3)	—	—%
						327,658	333,350	9.4%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(8)(13)(23)	First lien senior secured loan	S +	6.50%	05/2025	70,050	69,922	70,050	2.0%
3ES Innovation Inc. (dba Aucerna)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	S +	6.50%	05/2025	—	(6)	—	—%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(9)(13)	First lien senior secured loan	S +	6.75%	05/2026	51,572	51,365	51,572	1.4%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(5)	—	—%
						121,276	121,622	3.4%
Entertainment
Aerosmith Bidco Limited (dba Audiotonix)(6)(10)(13)(23)	First lien senior secured loan	S +	5.25%	07/2031	124,748	123,176	123,146	3.4%
Aerosmith Bidco Limited (dba Audiotonix)(6)(13)(14)(15)(23)	First lien senior secured multi-currency revolving loan	S +	5.25%	07/2030	—	(199)	(205)	—%
Aerosmith Bidco Limited (dba Audiotonix)(6)(13)(14)(16)	First lien senior secured multi-draw term loan	S +	5.25%	07/2027	—	—	—	—%
Aerosmith Bidco Limited (dba Audiotonix)(6)(13)(14)(15)(16)	First lien senior secured multi-draw term loan	S +	5.25%	07/2027	—	(73)	(77)	—%
						122,904	122,864	3.4%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(6)(8)(13)	First lien senior secured loan	S +	3.50%	04/2028	4,974	4,943	4,983	0.1%
						4,943	4,983	0.1%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(8)(13)	First lien senior secured loan	S +	5.00%	12/2028	24,353	24,353	24,353	0.7%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(8)(13)(14)	First lien senior secured revolving loan	S +	4.93%	12/2027	846	846	846	—%
						25,199	25,199	0.7%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(10)(13)	First lien senior secured loan	S +	6.25%	12/2029	21,526	21,143	21,419	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	6.25%	12/2029	367	317	352	—%
PetVet Care Centers, LLC(6)(8)(13)	First lien senior secured loan	S +	6.00%	11/2030	38,956	38,601	38,177	1.1%
PetVet Care Centers, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(22)	(51)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
PetVet Care Centers, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(48)	(107)	—%
						59,991	59,790	1.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(13)	First lien senior secured loan	S +	5.75%	08/2028	120,388	119,153	118,884	3.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	4,565	4,312	4,453	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured revolving loan	S +	5.75%	08/2026	6,524	6,444	6,371	0.2%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(8)(13)	First lien senior secured loan	S +	5.00%	08/2031	58,027	57,696	57,693	1.6%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.25%	08/2026	—	—	—	—%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	08/2031	—	(28)	(29)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)	First lien senior secured loan	S +	6.00%	10/2028	27,024	26,650	26,551	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(23)	(39)	—%
Greenway Health, LLC(6)(10)(13)	First lien senior secured loan	S +	6.75%	04/2029	8,707	8,525	8,555	0.2%
Hyland Software, Inc.(6)(8)(13)	First lien senior secured loan	S +	6.00%	09/2030	85,243	84,099	84,817	2.4%
Hyland Software, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(51)	(20)	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	60,676	59,419	59,765	1.7%
Indikami Bidco, LLC (dba IntegriChain)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(60)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured revolving loan	S +	6.00%	06/2030	2,155	2,037	2,066	0.1%
Inovalon Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	150,106	147,801	148,230	4.2%
Inovalon Holdings, Inc.(6)(9)(13)	Second lien senior secured loan	S +	10.50% PIK	11/2033	90,744	89,648	89,836	2.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(23)	First lien senior secured loan	S +	6.50%	08/2026	154,281	153,537	150,423	4.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(23)	First lien senior secured revolving loan	S +	6.50%	08/2026	10,847	10,784	10,576	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(8)(13)	First lien senior secured loan	S +	6.25%	03/2028	87,240	86,962	85,932	2.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25%	06/2026	—	—	(86)	—%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	6.25%	03/2028	2,112	2,105	2,011	0.1%
Neptune Holdings, Inc. (dba NexTech)(6)(8)(13)	First lien senior secured loan	S +	5.75%	08/2030	4,379	4,281	4,357	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Neptune Holdings, Inc. (dba NexTech)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	08/2029	—	(12)	(3)	—%
RL Datix Holdings (USA), Inc.(6)(9)(13)	First lien senior secured loan	S +	5.50%	04/2031	48,700	48,236	48,213	1.3%
RL Datix Holdings (USA), Inc.(6)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	04/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(90)	(96)	—%
RL Datix Holdings (USA), Inc.(6)(11)(13)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£22,553	27,900	29,949	0.8%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)(9)(13)	First lien senior secured loan	S +	5.75%	08/2031	12,188	12,008	12,005	0.3%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.75%	08/2026	—	(9)	(9)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	05/2031	—	(21)	(21)	—%
						951,303	950,384	26.5%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.00%	09/2025	72,962	72,893	72,962	2.0%
MINDBODY, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.00%	09/2025	—	(4)	—	—%
Par Technology Corporation(6)(9)(13)	First lien senior secured loan	S +	5.00%	07/2029	19,286	18,996	18,985	0.5%
						91,885	91,947	2.5%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(13)	First lien senior secured loan	S +	7.50% PIK	12/2026	82,772	82,414	82,772	2.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(66)	—	—%
						82,348	82,772	2.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(6)(8)(13)	First lien senior secured loan	S +	5.25%	01/2031	3,090	3,061	3,074	0.1%
Aptean Acquiror, Inc. (dba Aptean)(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	8	6	8	—%
Aptean Acquiror, Inc. (dba Aptean)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(2)	(1)	—%
QAD, Inc.(6)(8)(13)	First lien senior secured loan	S +	4.75%	11/2027	88,393	88,394	88,393	2.5%
QAD, Inc.(6)(13)(14)	First lien senior secured revolving loan	S +	4.75%	11/2027	—	—	—	—%
						91,459	91,474	2.6%
Insurance
Asurion, LLC(3)(6)(8)(13)	Second lien senior secured loan	S +	5.25%	01/2028	10,833	10,693	10,127	0.3%
Diamond Insure Bidco (dba Acturis)(6)(13)	First lien senior secured EUR term loan	E +	4.25%	07/2031	€625	657	683	—%
Diamond Insure Bidco (dba Acturis)(6)(11)(13)	First lien senior secured GBP term loan	SA +	4.50%	07/2031	£2,042	2,532	2,684	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(13)	First lien senior secured loan	S +	7.50%	03/2029	909	891	905	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.50%	03/2029	—	(2)	—	—%
Integrity Marketing Acquisition, LLC(6)(9)(13)	First lien senior secured loan	S +	5.00%	08/2028	47,297	47,058	47,053	1.3%
Integrity Marketing Acquisition, LLC(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	08/2026	—	(21)	(21)	—%
Integrity Marketing Acquisition, LLC(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	08/2028	—	(7)	(7)	—%
						61,801	61,424	1.7%
Internet & Direct Marketing Retail
Aurelia Netherlands Midco 2 B.V.(6)(13)(23)	First lien senior secured EUR term loan	E +	5.75%	05/2031	€25,283	26,496	28,005	0.8%
						26,496	28,005	0.8%
IT Services
Kaseya Inc.(6)(9)(13)	First lien senior secured loan	S +	5.50%	06/2029	15,963	15,731	15,963	0.4%
Kaseya Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	184	176	184	—%
Kaseya Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	S +	5.50%	06/2029	239	226	239	—%
						16,133	16,386	0.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(13)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€3,119	3,218	3,481	0.1%
Bamboo US BidCo LLC(6)(9)(13)	First lien senior secured loan	S +	6.75% (3.38% PIK)	09/2030	5,013	4,882	5,013	0.1%
Bamboo US BidCo LLC(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	03/2025	372	357	372	—%
Bamboo US BidCo LLC(6)(13)(14)(15)	First lien senior secured revolving loan	E +	6.00%	10/2029	—	(26)	—	—%
						8,431	8,866	0.2%
Media
Monotype Imaging Holdings Inc.(6)(9)(13)	First lien senior secured loan	S +	5.50%	02/2031	58,808	58,393	58,514	1.6%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(17)	—	—%
Monotype Imaging Holdings Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(50)	(37)	—%
						58,326	58,477	1.6%
Multiline Retail
PDI TA Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.25%	02/2031	9,011	8,886	8,921	0.2%
PDI TA Holdings, Inc.(6)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(19)	(10)	—%
PDI TA Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.50%	02/2031	—	(12)	(9)	—%
						8,855	8,902	0.2%
Pharmaceuticals

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
BridgeBio Pharma, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.50%	01/2029	30,000	29,960	29,925	0.8%
TG THERAPEUTICS, INC.(6)(9)(13)	First lien senior secured loan	S +	5.50%	08/2029	12,500	12,409	12,406	0.3%
XRL 1 LLC (dba XOMA)(13)(26)	First lien senior secured loan		9.88%	12/2038	12,310	12,092	12,125	0.3%
XRL 1 LLC (dba XOMA)(13)(14)(15)(16)(26)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(14)	(15)	—%
						54,447	54,441	1.4%
Professional Services
Certinia, Inc.(6)(10)(13)	First lien senior secured loan	S +	7.25%	08/2029	22,059	21,680	21,949	0.6%
Certinia, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.25%	08/2029	—	(47)	(15)	—%
Cornerstone OnDemand, Inc.(6)(8)(13)	Second lien senior secured loan	S +	6.50%	10/2029	71,667	70,898	65,038	1.8%
Gerson Lehrman Group, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.25%	12/2027	18,895	18,753	18,848	0.5%
Gerson Lehrman Group, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(7)	(2)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)	First lien senior secured loan	S +	5.50%	06/2028	139,757	138,909	139,757	3.9%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)(14)	First lien senior secured revolving loan	S +	5.50%	06/2027	9,112	9,051	9,112	0.3%
TK Operations Ltd (dba Travelperk, Inc.)(13)(26)	First lien senior secured loan		11.50% PIK	05/2029	21,520	19,827	19,798	0.6%
When I Work, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.00% PIK	11/2027	35,667	35,493	34,597	1.0%
When I Work, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(29)	(168)	—%
						314,528	308,914	8.7%
Real Estate Management & Development
Entrata, Inc.(6)(8)(13)	First lien senior secured loan	S +	5.75%	07/2030	891	879	891	—%
Entrata, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	07/2028	—	(1)	—	—%
RealPage, Inc.(3)(6)(8)(13)	Second lien senior secured loan	S +	6.50%	04/2029	52,500	51,983	50,285	1.4%
						52,861	51,176	1.4%
Systems Software
Acquia Inc.(6)(9)	First lien senior secured loan	S +	7.00%	10/2025	176,509	175,992	176,509	5.0%
Acquia Inc.(6)(9)(14)	First lien senior secured revolving loan	S +	7.00%	10/2025	4,716	4,694	4,716	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(13)(23)	First lien senior secured loan	S +	5.25%	07/2030	5,725	5,703	5,717	0.2%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	S +	5.25%	07/2029	—	(1)	(1)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)	First lien senior secured loan	S +	6.50%	03/2031	13,063	12,877	12,899	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	19,000	18,659	18,709	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(66)	(59)	—%
Arctic Wolf Networks, Inc.(13)(26)	Senior convertible notes		3.00% PIK	09/2027	127,843	155,822	155,822	4.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(13)	First lien senior secured loan	S +	7.75% PIK	10/2028	193,312	191,220	193,311	5.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.75%	10/2027	—	(132)	—	—%
Crewline Buyer, Inc. (dba New Relic)(6)(9)(13)	First lien senior secured loan	S +	6.75%	11/2030	90,566	89,328	90,340	2.5%
Crewline Buyer, Inc. (dba New Relic)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(123)	(24)	—%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)	First lien senior secured loan	S +	5.75%	03/2028	77,890	76,782	77,890	2.2%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)	First lien senior secured loan	S +	6.00%	03/2028	28,109	27,602	28,109	0.8%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(97)	—	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(6)(10)	Second lien senior secured loan		5.25%	11/2030	13,500	13,433	13,557	0.4%
Forescout Technologies, Inc.(6)(9)(13)	First lien senior secured loan	S +	5.00%	05/2031	66,750	66,475	66,464	1.9%
Forescout Technologies, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	5.00%	05/2030	—	(19)	(20)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(13)(23)	First lien senior secured loan	S +	7.50%	04/2026	148,889	147,490	148,517	4.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(13)(14)(15)(23)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(192)	(63)	—%
Ivanti Software, Inc.(6)(9)(13)	Second lien senior secured loan	S +	7.25%	12/2028	21,000	20,611	13,125	0.4%
LogRhythm, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.50%	07/2029	4,750	4,613	4,608	0.1%
LogRhythm, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.50%	07/2029	—	(14)	(14)	—%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S +	7.50%	02/2029	12,818	12,667	12,818	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S +	7.25%	02/2029	5,371	5,322	5,317	0.1%
Oranje Holdco, Inc. (dba KnowBe4)(6)(13)(14)(15)	First lien senior secured revolving loan	S +	7.50%	02/2029	—	(17)	—	—%
Ping Identity Holding Corp.(6)(9)(13)	First lien senior secured loan	S +	4.75%	10/2029	4,156	4,146	4,156	0.1%
Ping Identity Holding Corp.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	4.75%	10/2028	—	(1)	—	—%
Rubrik, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.00%	08/2028	10,394	10,284	10,394	0.3%
Rubrik, Inc.(6)(9)(13)(14)(16)	First lien senior secured delayed draw term loan	S +	7.00%	06/2028	1,192	1,179	1,192	—%
SailPoint Technologies Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S +	6.00%	08/2029	45,640	44,898	45,526	1.3%
SailPoint Technologies Holdings, Inc.(6)(13)(14)(15)	First lien senior secured revolving loan	S +	6.00%	08/2028	—	(56)	(11)	—%
Securonix, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.00%	04/2028	19,774	19,644	17,401	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Securonix, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S +	7.00%	04/2028	80	59	(347)	—%
Sitecore Holding III A/S(6)(9)(13)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	9,358	9,298	9,358	0.3%
Sitecore USA, Inc.(6)(9)(13)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	56,419	56,059	56,419	1.6%
Sitecore Holding III A/S(6)(13)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€54,773	57,408	61,130	1.7%
Talon MidCo 2 Limited(6)(8)(13)(23)	First lien senior secured loan	S +	6.95%	08/2028	2,700	2,662	2,700	0.1%
Talon MidCo 2 Limited(6)(13)(14)(15)(23)	First lien senior secured revolving loan	S +	7.00%	08/2028	—	(2)	—	—%
						1,234,207	1,236,165	35.1%
Total non-controlled/non-affiliated portfolio company debt investments						$5,041,715	$5,045,092	141.2%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(17)(24)	Class A Common Stock		N/A	N/A	419,311	23,013	46,963	1.3%
Space Exploration Technologies Corp.(13)(17)(24)	Class C Common Stock		N/A	N/A	84,250	4,011	9,436	0.3%
						27,024	56,399	1.6%
Application Software
6Sense Insights, Inc.(13)(17)(24)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	31,140	0.9%
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Warrants		N/A	N/A	667	—	53	—%
Alpha Partners Technology Merger Corp(2)(23)(24)	Sponsor Shares		N/A	N/A	30,000	1,000	326	—%
AlphaSense, LLC(13)(17)(24)	Series E Preferred Shares		N/A	N/A	131,200	5,890	5,890	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(17)(26)	Preferred Stock		10.50% PIK	N/A	15	21,139	20,515	0.6%
EShares, Inc. (dba Carta)(17)(24)	Series E Preferred Stock		N/A	N/A	186,904	2,008	3,951	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(13)(17)(23)(24)	LP Interest		N/A	N/A	$2,281	2,285	2,728	0.1%
MessageBird Holding B.V.(13)(17)(23)(24)	Extended Series C Warrants		N/A	N/A	191,530	1,174	207	—%
Nylas, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	4,170	0.1%
Project Alpine Co-Invest Fund, LP(13)(17)(23)(24)	LP Interest		N/A	N/A	$3,644	3,646	4,306	0.1%
Saturn Ultimate, Inc.(13)(17)(24)	Common stock		N/A	N/A	5,580,593	25,008	51,050	1.4%
Simpler Postage, Inc. (dba Easypost)(13)(17)(24)	Warrants		N/A	N/A	65,694	827	827	—%
Zoro TopCo, Inc.(13)(17)(26)	Series A Preferred Equity		12.50% PIK	N/A	7,114	8,717	8,940	0.3%
Zoro TopCo, L.P.(13)(17)(24)	Class A Common Units		N/A	N/A	592,872	5,929	6,455	0.2%
						132,698	140,558	4.0%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(6)(13)(17)	Series A Preferred Units		8.25%	N/A	—	69	42	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Dodge Construction Network Holdings, L.P.(13)(17)(24)	Class A-2 Common Units	N/A	N/A	3,333	2,841	1,394	—%
					2,910	1,436	—%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(17)(23)(24)	LP Interest	N/A	N/A	$15,000	15,256	17,010	0.5%
					15,256	17,010	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(17)(23)(24)	LLC Interest	N/A	N/A	$1,487	1,487	1,731	—%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(17)(23)(24)	LLC interest	N/A	N/A	$962	965	989	—%
Amergin Asset Management, LLC(13)(17)(23)(24)	Class A Units	N/A	N/A	50,000,000	—	1,608	—%
Brex, Inc.(17)(24)	Preferred Stock	N/A	N/A	143,943	5,012	2,885	0.1%
CloudPay, Inc.(13)(17)(23)(26)	Series E Preferred Stock	13.50% PIK	07/2031	8,252,741	8,253	8,253	0.2%
					15,717	15,466	0.3%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)(17)(24)	Class A Interest	N/A	N/A	159	1,585	1,585	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(17)(26)	Series A Preferred Stock	15.00% PIK	N/A	4,419	4,858	4,799	0.1%
					6,443	6,384	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(13)(17)(23)(24)	LP Interest	N/A	N/A	$1,270	1,043	1,297	—%
Minerva Holdco, Inc.(13)(17)(26)	Senior A Preferred Stock	10.75% PIK	N/A	50,000	65,573	64,008	1.8%
WP Irving Co-Invest, L.P.(13)(17)(23)(24)	Partnership Units	N/A	N/A	1,250,000	976	1,276	—%
					67,592	66,581	1.8%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(13)(17)(26)	Series A Preferred Stock	9.00% PIK	N/A	25,000	29,446	30,109	0.8%
					29,446	30,109	0.8%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(17)(24)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	39,463	1.1%
Klaviyo, Inc.(2)(17)(24)	Series B Common Stock	N/A	N/A	1,198,270	40,018	42,395	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(17)(23)(24)	Series E Preferred Stock	N/A	N/A	19,499	42,496	36,862	1.0%
					132,539	118,720	3.3%
IT Services
E2Open Parent Holdings, Inc.(2)(23)(24)	Class A Common Stock	N/A	N/A	1,650,943	17,504	7,281	0.2%
JumpCloud, Inc.(17)(24)	Series B Preferred Stock	N/A	N/A	756,590	4,531	823	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
JumpCloud, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	6,679,245	40,017	29,235	0.8%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(6)(13)(17)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	7,500	9,488	9,632	0.3%
Replicated, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	1,277,832	20,008	10,502	0.3%
WMC Bidco, Inc. (dba West Monroe)(13)(17)(26)	Senior Preferred Stock		11.25% PIK	N/A	57,231	78,213	75,472	2.1%
						169,761	132,945	3.7%
Pharmaceuticals
XOMA Corporation(13)(17)(24)	Warrants		N/A	N/A	12,000	82	148	—%
						82	148	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(13)(17)(24)	Class A Common Stock		N/A	N/A	70,000	7,000	4,130	0.1%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(17)(26)	Series A Preferred Stock		10.50% PIK	N/A	28,000	36,462	31,886	1.0%
Thunder Topco L.P. (dba Vector Solutions)(13)(17)(24)	Common Units		N/A	N/A	7,857,410	7,857	8,819	0.2%
TravelPerk, Inc.(13)(17)(24)	Warrants		N/A	N/A	71,940	1,411	1,411	—%
Vestwell Holdings, Inc.(13)(17)(24)	Series D Preferred Stock		N/A	N/A	152,175	3,020	3,000	0.1%
						55,750	49,246	1.4%
Road & Rail
Bolt Technology OÜ(17)(23)(24)	Preferred Stock		N/A	N/A	43,478	11,318	10,777	0.3%
						11,318	10,777	0.3%
Systems Software
Algolia, Inc.(17)(24)	Series C Preferred Stock		N/A	N/A	970,281	10,000	17,523	0.5%
Algolia, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,027	0.1%
Arctic Wolf Networks, Inc.(17)(24)	Preferred Stock		N/A	N/A	3,032,840	25,036	26,901	0.8%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(13)(17)(24)	Common Units		N/A	N/A	12,692,160	12,692	16,381	0.5%
Circle Internet Services, Inc.(17)(24)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	17,401	0.5%
Circle Internet Services, Inc.(17)(24)	Series E Preferred Stock		N/A	N/A	821,806	6,917	5,937	0.2%
Circle Internet Services, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	75,876	1,500	910	—%
Circle Internet Services, Inc.(17)(24)	Subordinated Convertible Security		N/A	N/A	758,882	759	759	—%
Circle Internet Services, Inc.(17)(24)	Warrants		N/A	N/A	359,000	—	888	—%
Elliott Alto Co-Investor Aggregator L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	$1,567	1,577	2,189	0.1%
Excalibur CombineCo, L.P.(13)(17)(24)	Class A Units		N/A	N/A	97,502	99,452	73,595	2.1%
Halo Parent Newco, LLC(13)(17)(26)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	6,638	5,301	0.1%
Harness, Inc.(17)(24)(27)	Junior Preferred Stock		N/A	N/A	1,022,648	9,169	9,169	0.3%
Illumio, Inc.(17)(24)	Series F Preferred Stock		N/A	N/A	2,483,618	16,684	15,502	0.4%
Illumio, Inc.(17)(24)	Common stock		N/A	N/A	358,365	2,432	1,582	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Project Hotel California Co-Invest Fund, L.P.(13)(17)(23)(24)	LP Interest		N/A	N/A	$2,685	2,687	3,053	0.1%
Securiti, Inc.(13)(17)(24)	Series C Preferred Shares		N/A	N/A	2,525,571	20,016	20,000	0.6%
						234,559	220,118	6.3%
Thrifts & Mortgage Finance
Blend Labs, Inc.(2)(13)(24)	Common stock		N/A	N/A	216,953	3,000	814	—%
Blend Labs, Inc.(13)(17)(24)	Warrants		N/A	N/A	299,216	1,625	16	—%
						4,625	830	—%
Total non-controlled/non-affiliated portfolio company equity investments						$905,720	$866,727	24.1%
Total non-controlled/non-affiliated portfolio company investments						$5,947,435	$5,911,819	165.3%

Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(9)(13)(21)(25)	First lien senior secured loan	S +	6.75% PIK	03/2027	11,996	$9,398	$4,619	0.1%
Walker Edison Furniture Company LLC(6)(9)(13)(14)(21)(25)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	2,677	2,584	893	—%
Walker Edison Furniture Company LLC(6)(9)(13)(21)(25)	First lien senior secured revolving loan	S +	6.75% PIK	03/2027	4,495	4,495	3,090	0.1%
						16,477	8,602	0.2%
IT Services
Pluralsight, LLC(6)(9)(13)(21)	First lien senior secured loan	S +	4.50% (1.50% PIK)	08/2029	30,357	$30,357	$30,357	0.8%
Pluralsight, LLC(6)(9)(13)(21)	First lien senior secured loan	S +	7.50% PIK	08/2029	30,357	$30,357	$30,357	0.8%
Pluralsight, LLC(6)(13)(14)(21)	First lien senior secured delayed draw term loan	S +	4.50% (1.50% PIK)	08/2029	—	$—	$—	—%
Pluralsight, LLC(6)(13)(14)(21)	First lien senior secured revolving loan	S +	4.50%	08/2029	—	—	—	—%
						$60,714	$60,714	1.6%
Total non-controlled/affiliated portfolio company debt investments						$77,191	$69,316	1.8%

Equity Investments
Insurance
Fifth Season Investments LLC(13)(17)(19)(21)	Class A Units		N/A	N/A	8	74,324	79,219	2.2%
						74,324	79,219	2.2%
Internet & Direct Marketing Retail
Walker Edison Holdco LLC(13)(17)(21)(24)	Common Units		N/A	N/A	98,319	9,500	—	—%
Signifyd Inc.(17)(21)(26)	Preferred equity		9.00% PIK	04/2030	2,755,121	133,177	121,215	3.4%
						142,677	121,215	3.4%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(13)(17)(21)(24)	Common stock		N/A	N/A	10,119	26,850	26,850	0.8%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
					26,850	26,850	0.8%
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(17)(21)(23)	Series 1 Notes	N/A	N/A	$15,217	15,300	16,370	0.5%
					15,300	16,370	0.5%
Systems Software
Help HP SCF Investor, LP(13)(17)(21)(24)	LP Interest	N/A	N/A	$59,333	59,379	63,429	1.8%
					59,379	63,429	1.8%
Total non-controlled/affiliated portfolio company equity investments					$318,530	$307,083	8.7%
Total non-controlled/affiliated portfolio company investments					$395,721	$376,399	10.5%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(17)(22)(23)(24)	LLC Interest	N/A	N/A	$75,031	75,262	106,443	3.0%
					75,262	106,443	3.0%
Joint Ventures
Blue Owl Credit SLF LLC(13)(17)(19)(23)(24)	LLC Interest	N/A	N/A	$2,188	$2,189	$2,187	0.1%
					2,189	2,187	0.1%
Total controlled/affiliated portfolio company equity investments					$77,451	$108,630	3.1%
Total controlled/affiliated portfolio company investments					$77,451	$108,630	3.1%
Total Investments					$6,420,607	$6,396,848	178.9%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of September 30, 2024, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $29.3 million based on a tax cost basis of $6.43 billion. As of September 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $190.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $160.7 million.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”, which can include one-, three- or six-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), or Sterling Overnight Interbank Average Rate (“SONIA” or “SA”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 19 for additional information on our restricted securities.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(11)The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
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
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $1.27 billion or 36.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	July 1, 2022
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Alpha Partners Technology Merger Corp	Warrants	July 28, 2021
Amergin Asset Management, LLC	Class A Units	July 1, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 7, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 11, 2022
Blend Labs, Inc.	Warrants	July 2, 2021
Blue Owl Credit SLF LLC	LLC Interest	August 1, 2024
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 4, 2021
Circle Internet Services, Inc.	Subordinated Convertible Security	April 12, 2024
Circle Internet Services, Inc.	Warrants	May 20, 2019
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 6, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Excalibur CombineCo, L.P.	Class A Units	July 2, 2024
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Harness, Inc.	Series D Preferred Stock	May 24, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Series B Common Stock	May 4, 2021
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
LSI Financing 1 DAC	Series 1 Notes	December 14, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Pluralsight, LLC	Common stock	August 22, 2024
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Signifyd Inc.	Preferred equity	April 8, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 1, 2024
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the period ended September 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2024	Other Income	Interest Income
Fifth Season Investments LLC	$43,904	$30,421	$—	$4,894	$—	$—	$79,219	$4,416	$—
Help HP SCF Investor, LP	67,221	—	—	(3,792)	—	—	63,429	—	—
LSI Financing 1 DAC	12,992	4,953	(2,050)	475	—	—	16,370	48	—
Pluralsight, LLC	—	87,564	—	—	—	—	87,564	—	756
Signifyd Inc.	110,500	5,653	—	5,062	—	—	121,215	8,700	—
Split Software, Inc.	22,484	—	(13,140)	7,521	(16,865)	—	—	—	—
Walker Edison Furniture Company LLC	14,992	2,593	—	(8,983)	—	—	8,602	13	—
Total	$272,093	$131,184	$(15,190)	$5,177	$(16,865)	$—	$376,399	$13,177	$756
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
(22)As defined in the 1940 act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement). The Company’s investments in controlled affiliates for the period ended September 30, 2024 were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2024	Other Income	Interest Income
Blue Owl Credit SLF LLC	$—	$2,189	$—	$(2)	$—	$—	$2,187	$—	$—
Revolut Ribbit Holdings, LLC	66,509	—	—	39,934	—	—	106,443	—	—
Total	$66,509	$2,189	$—	$39,932	$—	$—	$108,630	$—	$—

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
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 15.7% of total assets as calculated in accordance with the regulatory requirements.
(24)Non-income producing investment.
(25)Loan was on non-accrual status as of September 30, 2024.
(26)Contains a fixed-rate structure.
(27)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
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

Diversified Financial Services

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

Food & Staples Retailing

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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$92,258	$97,080	$286,691	$265,914
Net change in unrealized gain (loss)	109,688	(63,746)	38,547	(6,351)
Realized gain (loss)	(82,408)	23,470	(106,711)	7,982
Net Increase (Decrease) in Net Assets Resulting from Operations	119,538	56,804	218,527	267,545
Distributions
Distributions declared from earnings	(76,545)	(77,028)	(236,029)	(223,426)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(76,545)	(77,028)	(236,029)	(223,426)
Capital Share Transactions
Reinvestment of distributions	22,161	19,888	63,019	53,406
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	22,161	19,888	63,019	53,406
Total Increase/(Decrease) in Net Assets	65,154	(336)	45,517	97,525
Net Assets, at beginning of period	3,510,357	3,485,226	3,529,994	3,387,365
Net Assets, at end of period	$3,575,511	$3,484,890	$3,575,511	$3,484,890
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$218,527	$267,545
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,430,018)	(434,155)
Proceeds from investments and investment repayments, net	1,235,677	741,160
Net amortization/accretion of premium/discount on investments	(31,814)	(24,588)
Net change in unrealized (gain) loss on investments	(37,754)	6,190
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(793)	162
Net realized (gain) loss on investments	105,320	(8,037)
Net realized (gain) loss on foreign currency transactions relating to investments	14,377	22
Paid-in-kind interest	(82,120)	(87,848)
Paid-in-kind dividend	(18,803)	(25,021)
Amortization of debt issuance costs	6,528	7,349
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,818)	881
(Increase) decrease in dividend income receivable	540	(999)
(Increase) decrease in paid-in-kind interest receivable	(5,384)	(6,449)
(Increase) decrease in prepaid expenses and other assets	(36,841)	(186)
Increase (decrease) in management fee payable	(182)	403
Increase (decrease) in incentive fee payable	(7,664)	1,828
Increase (decrease) in payables to affiliates	127	(872)
Increase (decrease) in payable for investments purchased	(24,163)	—
Increase (decrease) in accrued expenses and other liabilities	5,666	18,502
Net cash provided by (used in) operating activities	(97,592)	455,887
Cash Flows from Financing Activities
Borrowings on debt	156,829	552,153
Payments on debt	(167,700)	(788,154)
Debt issuance costs	(731)	(10,174)
Distributions paid	(173,348)	(152,107)
Net cash provided by (used in) financing activities	(184,950)	(398,282)
Net increase (decrease) in cash	(282,542)	57,605
Cash, beginning of period	469,017	203,293
Cash, end of period	$186,475	$260,898
Supplemental and Non-Cash Information
Interest paid during the period	$131,689	$123,394
Distributions declared during the period	236,029	223,426
Reinvestment of distributions during the period	63,019	53,406
Distribution payable	76,545	77,028
Taxes, including excise tax, paid during the period	10,155	7,900
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Technology Finance Corp. (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software, based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest at least 80% of the value of its total assets in "technology-related" companies. The Company defines technology-related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes to solve problems. The Company specifically focuses on software and enterprise software companies within the technology and technology-related universe of companies. The Company invests in a broad range of established and high growth technology companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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
On September 24, 2018, the Company formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	$25,469	$23,412	$84,538	$85,336
PIK Interest Income as a % of Investment Income	14.9%	13.6%	16.3%	16.9%
PIK Dividend Income	$10,378	$8,860	$29,630	$26,228
PIK Dividend Income as a % of Investment Income	6.1%	5.1%	5.7%	5.2%
Total PIK Income	$35,847	$32,272	$114,168	$111,564
Total PIK Income as a % of Investment Income	21.0%	18.7%	22.1%	22.1%
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
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
For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $0.8 million and $2.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $0.8 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2024 and 2023, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.2 million and $1.9 million, respectively.
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
For the three and nine months ended September 30, 2024, management fees were $14.1 million and $42.0 million, respectively. For the three and nine months ended September 30, 2023, management fees were $14.6 million and $44.1 million, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred incentive fees of $10.3 million and $31.1 million, respectively, based on net investment income. For the three and nine months ended September 30, 2023, the Company incurred incentive fees of $10.2 million and $29.5 million, respectively, based on net investment income.
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
The Company did not record performance-based incentive fees based on capital gains for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded a reversal of previously recorded performance-based

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
incentive fees based on capital gains of $6.8 million. For the three months ended September 30, 2023, the Company reversed previously recorded performance-based incentive fees based on capital gains of $4.0 million. For the nine months ended September 30, 2023 the Company incurred performance-based incentive fees based on capital gains of $0.2 million, of which $0.2 million was related to unrealized gains.
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
The Company has made investments in non-controlled, affiliated companies, including Fifth Season Investments LLC (“Fifth Season”) and LSI Financing DAC 1 (“LSI Financing”) and in Blue Owl Credit SLF LLC (“Credit SLF”), a controlled, affiliated company. For further description of Credit SLF, see “Note 4. Investments.”
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2024 its equity investment in Fifth Season was $79.2 million at fair value. The Company’s investment in Fifth Season is a co-investment

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of September 30, 2024 its investment in LSI Financing was $16.4 million at fair value. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,442,986	$4,453,641	$3,987,458	$3,983,668
Second-lien senior secured debt investments	340,991	321,133	460,037	454,090
Unsecured debt investments	334,929	339,634	436,423	427,862
Preferred equity investments(1)	765,814	692,369	905,784	861,779
Common equity investments(2)	533,698	587,884	423,524	404,623
Joint ventures(3)	2,189	2,187	—	—
Total Investments	$6,420,607	$6,396,848	$6,213,226	$6,132,022
________________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Aerospace & Defense	2.2%	2.2%
Application Software	14.0	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.3	—
Construction & Engineering(4)	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	3.9	5.1
Diversified Financial Services	6.8	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	1.9	2.0
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.0	1.1
Health Care Technology	16.0	14.4
Hotels, Restaurants & Leisure	1.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.4	1.4
Insurance(1)	2.2	1.6
Internet & Direct Marketing Retail	4.3	3.8
IT Services	3.7	5.1
Joint Ventures(3)(4)	—	—
Life Sciences Tools & Services	0.1	0.1
Media	0.9	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	1.1	0.4
Professional Services	5.9	7.7
Real Estate Management & Development	0.8	0.9
Road & Rail	0.2	0.2
Systems Software	23.9	24.7
Thrifts & Mortgage Finance(4)	—	1.1
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(4)Rounds to less than 0.1% as of September 30, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	20.6%	19.7%
Northeast	14.9	16.0
South	20.8	17.1
West	27.8	31.5
Brazil	0.6	0.6
Canada	4.1	4.3
Estonia	0.2	0.2
Guernsey	1.4	3.7
Ireland	0.3	0.2
Israel	2.3	2.5
Netherlands	0.5	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	5.3	3.2
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
________________
(1)Credit SLF commenced operations on May 6, 2024.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 218% and 217% as of September 30, 2024 and December 31, 2023, respectively.
The tables below present the debt obligations for the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,115,000	$351,472	$763,528	$13,696	$337,778
SPV Asset Facility I	600,000	600,000	—	5,037	594,963
SPV Asset Facility II	300,000	300,000	—	1,258	298,742
June 2025 Notes	210,000	210,000	—	928	209,072
December 2025 Notes	650,000	650,000	—	(1,888)	651,888
June 2026 Notes	375,000	375,000	—	2,599	372,401
January 2027 Notes	300,000	300,000	—	3,520	296,480
CLO 2020-1	204,000	204,000	—	4,117	199,883
Total Debt	$3,754,000	$2,990,472	$763,528	$29,267	$2,961,207
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,090,000	$343,393	$746,607	$16,127	$327,266
SPV Asset Facility I	600,000	600,000	—	5,547	594,453
SPV Asset Facility II	300,000	300,000	—	1,897	298,103
June 2025 Notes	210,000	210,000	—	1,825	208,175
December 2025 Notes	650,000	650,000	—	(3,042)	653,042
June 2026 Notes	375,000	375,000	—	3,684	371,316
January 2027 Notes	300,000	300,000	—	4,636	295,364
CLO 2020-1	204,000	204,000	—	4,390	199,610
Total Debt	$3,729,000	$2,982,393	$746,607	$35,064	$2,947,329
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,170	$46,510	$139,456	$139,099
Amortization of debt issuance costs	2,108	3,147	6,528	7,349
Total Interest Expense	$48,278	$49,657	$145,984	$146,448
Average interest rate	6.2%	6.3%	6.2%	6.1%
Average daily borrowings	$2,931,667	$2,937,811	$2,956,886	$3,057,860
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
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding I”), a Delaware limited liability company and the Company’s wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). The following describes the terms of the SPV Asset Facility II as amended through June 23, 2023.
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
Debt Securitization Transactions
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), the Company completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the Company’s consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and are backed by a portfolio of collateral obligations consisting of middle-market loans, recurring revenue loans and participation interests in middle-market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle-market loans, recurring revenue loans, participation interests in middle-market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Indenture) in January 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions. Upon the occurrence of certain triggering events relating to the end of LIBOR, a different benchmark rate will replace LIBOR as the reference rate for interest accruing on the CLO 2020-1 Secured Notes.
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
As part of the CLO 2020-1 Transaction, the Company entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle-market loans and recurring revenue loans from the Company to the CLO 2020-1 Issuer on the Closing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes were able to be used by the CLO 2020-1 Issuer to purchase additional middle-market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans and recurring revenue loans.
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
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), the Company completed a $337.5 million term debt securitization refinancing (the “CLO 2020-1 Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by the Company. The secured notes issued in the CLO 2020-1 Refinancing were issued by the Company’s consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO 2020-1 Refinancing Issuer.
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112.5 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23.5 million of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53 million of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15 million of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle-market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with Company, which provided for the sale and contribution of approximately $243.4 million par amount of middle-market loans from the Company to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with the Company dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and the Company sold and contributed approximately $83.93 million par amount middle-market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from the Company to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Refinancing Issuer under the loan sale agreement.
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer from the loans securing the CLO 2020-1 Refinancing Secured Notes may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.

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
Note 6. Fair Value of Financial Instruments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$186,475	$—	$—	$186,475
Investments:
First-lien senior secured debt investments	—	75,027	4,378,614	4,453,641
Second-lien senior secured debt investments	—	153,134	167,999	321,133
Unsecured debt investments	—	—	339,634	339,634
Preferred equity investments(1)	—	—	692,369	692,369
Common equity investments(2)	50,869	17,010	520,005	587,884
Subtotal	$50,869	$245,171	$6,098,621	$6,394,661
Investments measured at net asset value (“NAV”)(3)	—	—	—	2,187
Total Investments at fair value	$50,869	$245,171	$6,098,621	$6,396,848
________________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,156,539	$169,510	$322,371	$821,664	$376,656	$5,846,740
Purchases of investments, net	447,656	—	—	22,209	7,902	477,767
Payment-in-kind	12,952	3,584	6,215	10,305	—	33,056
Proceeds from investments, net	(210,923)	(17,647)	—	(25,891)	(60,514)	(314,975)
Net change in unrealized gain (loss)	85,000	(1,046)	8,316	12,232	12,370	116,872
Net realized gains (losses)	(91,275)	—	—	(16,293)	23,746	(83,822)
Net amortization/accretion of premium/discount on investments	5,515	236	3,491	379	—	9,621
Transfers between investment types	(26,850)	—	(759)	(132,236)	159,845	—
Transfers into (out of) Level 3(1)	—	13,362	—	—	—	13,362
Fair value, end of period	$4,378,614	$167,999	$339,634	$692,369	$520,005	$6,098,621
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
Purchases of investments, net	1,223,679	—	51,465	28,097	36,991	1,340,232
Payment-in-kind	40,480	8,160	23,174	29,108	—	100,922
Proceeds from investments, net	(773,877)	(86,195)	(154,087)	(27,209)	(61,762)	(1,103,130)
Net change in unrealized gain (loss)	13,099	(6,206)	14,542	(30,676)	29,789	20,548
Net realized gains (losses)	(91,296)	(806)	(13,222)	(16,293)	23,746	(97,871)
Net amortization/accretion of premium/discount on investments	18,232	954	11,114	610	—	30,910
Transfers between investment types	(26,850)	—	(759)	(153,047)	180,656	—
Transfers into (out of) Level 3(1)	—	16,800	—	—	—	16,800
Fair value, end of period	$4,378,614	$167,999	$339,634	$692,369	$520,005	$6,098,621
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	412,153	—	—	10,314	12,278	434,745
Payment-in-kind	53,571	8,694	24,944	25,020	—	112,229
Proceeds from investments, net	(543,013)	(20,000)	(182)	(3,679)	—	(566,874)
Net change in unrealized gain (loss)	16,647	(1,912)	3,944	(51,820)	7,889	(25,252)
Net realized gains (losses)	(15,534)	—	(22)	32	—	(15,524)
Net amortization of discount on investments	11,400	482	10,747	459	—	23,088
Transfers between investment types	(9,500)	—	—	35,746	(26,246)	—
Transfers into (out of) Level 3(1)	(8,874)	(192,557)	—	—	(40,000)	(241,431)
Fair value, end of period	$4,148,968	$242,782	$386,753	$850,665	$297,862	$5,927,030
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$250	$(651)
Second-lien senior secured debt investments	(869)	(2,665)
Unsecured debt investments	8,316	(7,209)
Preferred equity investments	4,116	(27,471)
Common equity investments	18,562	(16,216)
Total Investments	$30,375	$(54,212)

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$6,617	$17,477
Second-lien senior secured debt investments	(6,259)	(2,491)
Unsecured debt investments	14,542	3,945
Preferred equity investments	(37,063)	(51,817)
Common equity investments	32,696	7,890
Total Investments	$10,533	$(24,996)

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

As of September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,124,136	Yield Analysis	Market Yield	7.7%-16.8% (9.9%)	Decrease
	248,966	Recent Transaction	Transaction Price	97.0%-100.0% (99.3%)	Increase
	5,512	Collateral Analysis	Recovery Rate	35.0%-38.5% (37.9%)	Increase
Second-lien senior secured debt investments	$167,999	Yield Analysis	Market Yield	15.7%-37.0% (17.5%)	Decrease
Unsecured debt investments	$183,812	Yield Analysis	Market Yield	9.1%-16.1% (12.5%)	Decrease
	155,822	Recent Transaction	Transaction Price	121.9%-121.9% (121.9%)	Increase
Preferred equity investments	$267,074	Yield Analysis	Market Yield	10.8%-31.3% (20.2%)	Decrease
	380,972	Market Approach	Revenue Multiple	2.8x-21.0x (7.9x)	Increase
	44,323	Recent Transaction	Transaction Price	100.0%-107.5% (104.5%)	Increase
Common equity investments	$148,204	Market Approach	Revenue Multiple	5.5x-13.5x (11.5x)	Increase
	79,989	Market Approach	EBITDA Multiple	3.8x-22.3x (15.3x)	Increase
	164	Option Pricing Model	Volatility	60.0%-70.0% (69.0%)	Increase
	207	Market Approach	Gross Profit Multiple	9.5x-9.5x (9.5x)	Increase
	79,219	Market Approach	AUM Multiple	1.1x-1.1x (1.1x)	Increase
	134,299	Recent Transaction	Transaction Price	97.0%-100.0% (99.0%)	Increase
	73,595	Yield Analysis	Market Yield	15.0%-15.0% (15.0%)	Decrease
	2,720	Market Approach	N/A	N/A	N/A
	1,608	Discounted Cash Flow Analysis	Discount Rate	20.0%-20.0% (20.0%)	Decrease

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,625,053	Yield Analysis	Market Yield	9.3%-15.9% (12.3%)	Decrease
	350,094	Recent Transaction	Transaction Price	97.0%-100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$235,292	Yield Analysis	Market Yield	11.4%-17.5% (15.3%)	Decrease
Unsecured debt investments	$266,030	Yield Analysis	Market Yield	10.6%-17.2% (12.3%)	Decrease
	141,377	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$236,932	Yield Analysis	Market Yield	12.6%-25.0% (14.6%)	Decrease
	537,989	Market Approach	Revenue Multiple	4.5x-21.0x (11.1x)	Increase
	67,221	Market Approach	EBITDA Multiple	18.3x-18.3x (18.3x)	Increase
	19,637	Recent Transaction	Transaction Price	98.0%-107.5% (104.3%)	Increase
Common equity investments	$152,731	Market Approach	Revenue Multiple	6.3x-14.7x (12.5x)	Increase
	16,133	Market Approach	EBITDA Multiple	6.0x-20.3x (16.2x)	Increase
	46,326	Market Approach	Transaction Price	$92.00-$92.00 ($92.00)	Increase
	46,443	Option Pricing Model	Volatility	60.0%-63.5% (63.5%)	Decrease
	225	Market Approach	Gross Profit Multiple	9.9x-9.9x (9.9x)	Increase
	48,727	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility(1)	337,778	13,696	337,778	327,266	16,127	327,267
SPV Asset Facility I	594,963	5,037	594,963	594,453	5,547	594,453
SPV Asset Facility II	298,742	1,258	298,742	298,103	1,897	298,103
June 2025 Notes	209,072	928	208,950	208,175	1,825	205,800
December 2025 Notes	651,888	(1,888)	628,875	653,042	(3,042)	614,250
June 2026 Notes	372,401	2,599	349,688	371,316	3,684	343,125
January 2027 Notes	296,480	3,520	269,250	295,364	4,636	261,750
CLO 2020-1	199,883	4,117	199,883	199,610	4,390	199,610
Total Debt	$2,961,207	$29,267	$2,888,129	$2,947,329	$35,064	$2,844,358
________________
(1)Net carrying value includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	1,456,763	1,424,925
Level 3	1,431,366	1,419,433
Total Debt	$2,888,129	$2,844,358
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,403	296
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	2,288	17
Acquia Inc.	First lien senior secured revolving loan	7,074	5,989
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	12,475	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	27,119	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	16,416	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	4,528	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	2,830	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,477	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,549	—
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	372	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,912	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,794	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,847	—
Associations, Inc.	First lien senior secured revolving loan	3,083	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	10,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	398	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,744	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	9	36
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	56	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,992	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	4,981	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	—	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	4,014	5,498
Forescout Technologies, Inc.	First lien senior secured revolving loan	9,517	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	32,175
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,686	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,700	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured revolving loan	274	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,921	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,177	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,832	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,409
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,895	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,422	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,714	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,658	3,927
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	703	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,570	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	17,117	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	13,448	—
Litera Bidco LLC	First lien senior secured revolving loan	7,654	8,250
LogRhythm, Inc.	First lien senior secured revolving loan	475	—
LSI Financing 1 DAC	Series 5 Notes	32,622	—
LSI Financing 1 DAC	Series 6 Notes	275	—
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	344
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	8,834	—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2,088	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	416	91
Pluralsight, LLC	First lien senior secured loan	—	2,230
Pluralsight, LLC	First lien senior secured delayed draw term loan	12,649	—
Pluralsight, LLC	First lien senior secured revolving loan	5,060	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	12,136	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	—	11,250
Relativity ODA LLC	First lien senior secured revolving loan	7,871	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	10,985	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	9,618	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	260	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	1,406	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	1,406	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	9,955	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	7,742	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	442
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	13
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,138	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	225	2,809

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$605,683	$396,093
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the nine months ended September 30, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$119,538	$56,804	$218,527	$267,545
Weighted average shares of common stock outstanding—basic and diluted	210,331,300	205,474,428	209,162,895	204,446,780
Earnings (loss) per common share-basic and diluted	$0.57	$0.28	$1.04	$1.31
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
For the three and nine months ended September 30, 2024, the Company recorded U.S. federal excise tax expense of $2.8 million and $8.6 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $2.6 million and $9.0 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, we recorded U.S federal and state income tax expense/(benefit) of $(1) thousand and $(4) thousand, respectively. For the three and nine months ended September 30, 2023, the Company recorded a U.S federal and state income tax expense/(benefit) of $1 thousand and $4 thousand, respectively.
The Company recorded a net deferred tax liability of $(42) thousand as of September 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $5 thousand for taxable subsidiaries as of December 31, 2023.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding.

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$17.03	$16.70
Net investment income (loss)(1)	1.37	1.30
Net realized and unrealized gain (loss)(1)	(0.33)	(0.01)
Total from operations(1)	1.04	1.29
Distributions declared from net investment income(2)	(1.12)	(1.08)
Total increase (decrease) in net assets	(0.08)	0.21
Net asset value, end of period	$16.95	$16.91
Shares outstanding, end of period	210,978,842	206,046,339
Total Return(3)	6.3%	8.0%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.7%	9.3%
Ratio of net investment income to average net assets(4)	11.0%	10.3%
Net assets, end of period	$3,575,511	$3,484,890
Weighted-average shares outstanding	209,162,895	204,446,780
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	25.2%	8.2%
Year of formation	2018	2018
________________
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transactions.
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(4)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Dividends
On October 1, 2024, the Board declared a distribution of an amount equal to the greater of (i) any undistributed investment company taxable income determined pursuant to the Code and any undistributed net capital gain to the extent allowable under the Code for the fiscal year ended December 31, 2023 and (ii) 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2024, payable on or before January 31, 2025.
SPV Asset Facility I Amendment
On October 30, 2024, OR Tech Financing I entered into the Second Amendment to Amended and Restated Credit Agreement, which amended SPV Asset Facility I in order to, among other changes, (i) increase the total term commitment from $600,000,000 to $700,000,000, (ii) amend the Commitment Fee from 0.35% to 0.50%, (iii) amend the Applicable Margin from 3.31% to 2.25%, (iv) extend the end of the reinvestment period from December 22, 2025 to October 30, 2027, (v) extend the maturity date from December 22, 2033 to October 30, 2035 and (vi) amend the Prepayment Make-Whole Premium (as defined in SPV Asset Facility I).
SPV Asset Facility II Amendment

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
On October 30, 2024, ORTF Funding I entered into Amendment No. 2 which amended SPV Asset Facility II in order to, among other changes, (i) replace Alter Domus (US) LLC with State Street Bank and Trust Company as Collateral Custodian under SPV Asset Facility II, (ii) increase the commitments under SPV Asset Facility II from $300,000,000 to $400,000,000, (iii) extend the reinvestment period through November 16, 2027 and the scheduled maturity date to November 16, 2029 and (iv) reduce the spread from 2.625% to 2.400% and remove the term SOFR adjustment.

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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, OTCA II, and ODCA, the “Blue Owl Credit Advisers”). As of September 30, 2024, the Adviser and its affiliates had $128.44 billion of assets under management across Blue Owl’s Credit platform.
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
On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending LLC originates loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2024, the Blue Owl Credit Advisers have originated $128.73 billion aggregate principal amount of investments across multiple industries, of which $124.90 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in "technology-related" companies. We define technology-related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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

We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average investment size in each of our portfolio companies was approximately $43.8 million based on fair value. As of September 30, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside our typical borrower profile, represented 75.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $690 million, weighted average annual EBITDA of $201 million and weighted average enterprise value of $3.98 billion. As of September 30, 2024, investments we classify as growth capital represented 23.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $724 million and a weighted average enterprise value of $14.80 billion.
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
We focus primarily on originating and making debt and equity investments in technology-related (specifically software) companies based primarily in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 95.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Technology Companies Specifically Enterprise Software. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Compelling Business Models. We believe that the products and services that enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, enterprise software have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products creates substantial operating leverage which typically results in strong profitability.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and interest rates environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 69.7% first lien senior secured debt investments (of which 69% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.0% second lien senior secured debt investments, 5.3% unsecured debt investments, 10.8% preferred equity investments and 9.2% common equity investments.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.0% and 9.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.4% and 11.4%, respectively(1). As of September 30, 2024, the weighted average spread of total debt investments was 6.2%.
As of September 30, 2024, we had investments in 146 portfolio companies with an aggregate fair value of $6.40 billion. As of September 30, 2024, we had net leverage of 0.78x debt-to-equity.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $201 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”
________________
(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$630,789	$307,650
Less: Sell downs	—	(8,726)
Total new investment commitments	$630,789	$298,924
Principal amount of investments funded:
First-lien senior secured debt investments	$571,381	$259,350
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	17,237	—
Common equity investments	103,202	3,435
Joint ventures	2,188	—
Total principal amount of investments funded	$694,008	$262,785
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(325,500)	$(255,543)
Second-lien senior secured debt investments	(17,647)	(94,842)
Unsecured debt investments	—	—
Preferred equity investments	(99,895)	(5,363)
Common equity investments	(35,741)	(28,255)
Total principal amount of investments sold or repaid	$(478,783)	$(384,003)
Number of new investment commitments in new portfolio companies(1)	16	8
Average new investment commitment amount	$60,552	$34,194
Weighted average term for new debt investment commitments (in years)	6.0	5.8
Percentage of new debt investment commitments at floating rates	99.5%	99.3%
Percentage of new debt investment commitments at fixed rates	0.5%	0.7%
Weighted average interest rate of new debt investment commitments(2)	9.7%	11.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.0%	6.5%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% and 5.40% as of September 30, 2024 and September 30, 2023, respectively.

The table below presents our investments as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,442,986	$4,453,641	(1)	$3,987,458	$3,983,668	(1)
Second-lien senior secured debt investments	340,991	321,133		460,037	454,090
Unsecured debt investments	334,929	339,634		436,423	427,862
Preferred equity investments(2)	765,814	692,369		905,784	861,779
Common equity investments(3)	533,698	587,884		423,524	404,623
Joint ventures(4)	2,189	2,187		—	—
Total Investments	$6,420,607	$6,396,848		$6,213,226	$6,132,022
________________
(1)69% and 74% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF.
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Aerospace & Defense	2.2%	2.2%
Application Software	14.0	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.3	—
Construction & Engineering(4)	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	3.9	5.1
Diversified Financial Services	6.8	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	1.9	2.0
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.0	1.1
Health Care Technology	16.0	14.4
Hotels, Restaurants & Leisure	1.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.4	1.4
Insurance(1)	2.2	1.6
Internet & Direct Marketing Retail	4.3	3.8
IT Services	3.7	5.1
Joint Ventures(3)(4)	—	—
Life Sciences Tools & Services	0.1	0.1
Media	0.9	—
Multiline Retail	0.1	—
Pharmaceuticals(2)	1.1	0.4
Professional Services	5.9	7.7
Real Estate Management & Development	0.8	0.9
Road & Rail	0.2	0.2
Systems Software	23.9	24.7

Thrifts & Mortgage Finance(4)	—	1.1
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investment in LSI Financing.
(3)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(4)Rounds to less than 0.1% as of September 30, 2024.

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	20.6%	19.7%
Northeast	14.9	16.0
South	20.8	17.1
West	27.8	31.5
Brazil	0.6	0.6
Canada	4.1	4.3
Estonia	0.2	0.2
Guernsey	1.4	3.7
Ireland	0.3	0.2
Israel	2.3	2.5
Netherlands	0.5	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	5.3	3.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.0%	10.6%
Weighted average total yield of debt and income producing securities(1)	11.4%	12.5%
Weighted average interest rate of debt securities	10.9%	11.8%
Weighted average spread over base rate of all floating rate debt investments	6.2%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of September 30, 2024, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.19%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$495,996	7.8%	$676,834	11.0%
2	5,246,566	82.0	4,816,346	78.6
3	645,684	10.1	623,850	10.2
4	—	—	—	—
5	8,602	0.1	14,992	0.2
Total	$6,396,848	100.0%	$6,132,022	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,102,429	99.7%	$4,870,032	99.7%
Non-accrual	16,477	0.3	13,886	0.3
Total	$5,118,906	100.0%	$4,883,918	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, our commitment to Amergin AssetCo was increased to $12.7 million, of which $8.9 million is equity and $3.8 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2024 our equity investment in Fifth Season was $75.2 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of September 30, 2024 our investment in LSI Financing was $11.9 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Joint Venture - Blue Owl Credit SLF LLC
On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl

Credit Income Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Results of Operations
The below table represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Total Investment Income	$170.9	$173.0	$517.3	$505.7
Less: Expenses	75.8	73.4	222.1	230.8
Net Investment Income (Loss) Before Taxes	$95.1	$99.6	$295.2	$274.9
Less: Income taxes, including excise taxes	2.8	2.6	8.6	9.0
Net Investment Income (Loss) After Taxes	$92.3	$97.0	$286.6	$265.9
Net change in unrealized gain (loss)	109.7	(63.7)	38.5	(6.4)
Net realized gain (loss)	(82.4)	23.5	(106.7)	8.0
Net Increase (Decrease) in Net Assets Resulting from Operations	$119.6	$56.8	$218.4	$267.5
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended September 30, 2024, our net asset value per share increased, primarily driven by unrealized appreciation in our portfolio. For the nine months ended September 30, 2024, our net asset value per share decreased, primarily driven by realized losses in our portfolio.
Investment Income
The below table presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest income from investments	$131.8	$138.8	$391.9	$388.4
PIK interest income	25.5	23.4	84.6	85.3
Dividend income	12.8	9.8	35.7	28.4
Other income	0.8	1.0	5.1	3.6
Total investment income	$170.9	$173.0	$517.3	$505.7
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended September 30, 2024 and 2023
Investment income was $170.9 million for the three months ended September 30, 2024, relatively consistent with $173.0 million for the three months ended September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $2.8 million to $3.6 million for the three months ended September 30, 2023 and 2024, respectively. For the three months ended September 30, 2023, there were one-time prepayment fees of $0.6 million. For the three months ended September 30, 2024, there were no one-time prepayment fees. Other income, which is comprised of fees that are generally available to us as a result of closing investments and paid at the time of closing, remained relatively flat period-over-period. PIK interest income as a percentage of total investment income increased from 13.5% for the three months ended September 30, 2023 to 14.9% for the three months ended September 30, 2024, primarily driven by an increase in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income increased to 6.1% for the three months ended September 30, 2024 from 5.1% for the three months ended September 30, 2023. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2024 and 2023
Investment income increased to $517.3 million for the nine months ended September 30, 2024 from $505.7 million for the nine months ended September 30, 2023 primarily due to an increase in dividends received from certain of our equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees increased from $5.1 million to $13.1 million for the nine months ended September 30, 2023 and 2024, respectively. For the nine months ended September 30, 2023 and 2024, there were one-time prepayment fees of approximately $1.1 million and $0.7 million, respectively. Payment-in-kind income was approximately 22.1% of investment income for the nine months ended September 30, 2023, consistent with approximately 22.1% of investment income for the nine months ended September 30, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest expense	$48.3	$49.7	$146.0	$146.4
Management fees	14.1	14.6	42.0	44.1
Incentive fees	10.3	6.2	24.3	29.7
Professional fees	1.7	2.4	5.0	6.6
Directors' fees	0.3	0.3	0.8	0.8
Other general and administrative	1.1	0.2	4.0	3.2
Total operating expenses	$75.8	$73.4	$222.1	$230.8
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended September 30, 2024 and 2023
Total expenses increased to $75.8 million for the three months ended September 30, 2024 from $73.4 million for the three months ended September 30, 2023 primarily due to increases in incentive fees, partially offset by a decrease in management fees and interest expense. The decrease in interest expense was primarily due to a decrease in the average interest rate to 6.2% from 6.3% period over period and a decrease in average daily borrowings to $2.93 billion from $2.94 billion. The increase in incentive fees was driven by reversals of previously recorded capital gains incentive fees recognized during the prior period. As a percentage of total assets, management fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Nine Months Ended September 30, 2024 and 2023
Total expenses decreased to $222.1 million for the nine months ended September 30, 2024 from $230.8 million for the nine months ended September 30, 2023 primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense was mainly driven by a decrease in average daily borrowings to $2.96 billion from $3.06 billion, partially offset by an increase in the average interest rate to 6.2% from 6.1% period over period. The decrease in incentive fees was driven by reversals of previously recorded capital gains incentive fees recognized during the period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of September 30, 2024 we have generated undistributed taxable earnings “spillover” of $1.36 per share.To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and nine months ended September 30, 2024, we accrued U.S. federal excise tax of $2.8 million and $8.6 million, respectively. For the three and nine months ended September 30, 2023 we accrued U.S. federal excise tax of $2.6 million and $9.0 million, respectively.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net change in unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$108.8	$(63.3)	$37.8	$(6.2)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	0.9	(0.5)	0.8	(0.2)
Net change in unrealized gain (loss)	$109.7	$(63.8)	$38.6	$(6.4)
For the Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2024 and a reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 97.6% as of June 30, 2024. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Three Months Ended September 30, 2024
($ in millions)
Pluralsight, LLC	$89.0
Revolut Ribbit Holdings, LLC	37.9
Toast, Inc.	(36.1)
Klaviyo, Inc.	12.6
Signifyd Inc.	9.3
Split Software, Inc.	9.0
Peraton Corp.	(5.6)
Walker Edison Furniture Company LLC	(4.6)
Arctic Wolf Networks, Inc.	3.5
Bayshore Intermediate #2, L.P. (dba Boomi)	2.4
Remaining Companies	(8.6)
Total	$108.8
For the three months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to June 30, 2023. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.6% as of June 30, 2023. The primary drivers of our portfolio's unrealized losses were decreases in the fair value of certain equity investments and reversals of prior period unrealized gains that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the following period consisted of the following:

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
For the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2023. The primary drivers of our portfolio’s unrealized gains were increases in the fair value of certain debt and equity investments and reversals of prior period unrealized losses that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Nine Months Ended September 30, 2024
($ in millions)
Revolut Ribbit Holdings, LLC	$39.9
Robinhood Markets, Inc.	33.6
Circle Internet Services, Inc.	(11.7)
Klaviyo, Inc.	10.9
Space Exploration Technologies Corp.	10.1
Toast, Inc.	(9.7)
Walker Edison Furniture Company LLC	(9.0)
Algolia, Inc.	(7.6)
Split Software, Inc.	7.5
Exabeam, Inc.	(6.5)
Remaining Companies	(19.7)
Total	$37.8
For the nine months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.9% as of December 31, 2022. The primary drivers of our portfolio's unrealized losses were decreases in the fair value of certain equity investments and reversals of prior period unrealized gains that were realized during the period, partially offset by reversals of prior period unrealized losses that were realized during the period and the impact of credit spreads tightening across the broader market as compared to December 31, 2022. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

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
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(82.8)	$23.5	$(105.3)	$8.0
Net realized gain (loss) on foreign currency transactions	0.4	—	(1.4)	(0.1)
Net realized gain (loss)	$(82.4)	$23.5	$(106.7)	$8.0
Realized Gross Internal Rate of Return
Since we began investing in 2018 through September 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 10.4% (based on total capital invested of $4.00 billion and total proceeds from these exited investments of $4.84 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 218% and 217%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
As of September 30, 2024, cash, taken together with our available debt capacity of $763.5 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2024, we had $186.5 million in cash and restricted cash. During the nine months ended September 30, 2024, $97.6 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $1,430.0 million, offset by sell downs and repayments of $1,235.7 million and other operating activity of $96.7 million. Lastly, cash provided by financing activities was $185.0 million during the period, which was the result of proceeds from borrowings on our credit facilities of $156.8 million, net of repayments and debt issuance costs of $167.7 million and $0.7 million, respectively, and distributions paid of $173.3 million.
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
Distributions
The tables below present the distributions declared on shares of the Company’s common stock during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Partially paid from sources other than ordinary income, including long-term capital gains.

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
August 8, 2023	September 29, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
May 9, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,115,000	$351,472	$763,528	$13,696	$337,778
SPV Asset Facility I	600,000	600,000	—	5,037	594,963
SPV Asset Facility II	300,000	300,000	—	1,258	298,742
June 2025 Notes	210,000	210,000	—	928	209,072
December 2025 Notes	650,000	650,000	—	(1,888)	651,888
June 2026 Notes	375,000	375,000	—	2,599	372,401
January 2027 Notes	300,000	300,000	—	3,520	296,480
CLO 2020-1	204,000	204,000	—	4,117	199,883
Total Debt	$3,754,000	$2,990,472	$763,528	$29,267	$2,961,207
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,090,000	$343,393	$746,607	$16,127	$327,266
SPV Asset Facility I	600,000	600,000	—	5,547	594,453
SPV Asset Facility II	300,000	300,000	—	1,897	298,103
June 2025 Notes	210,000	210,000	—	1,825	208,175
December 2025 Notes	650,000	650,000	—	(3,042)	653,042
June 2026 Notes	375,000	375,000	—	3,684	371,316
January 2027 Notes	300,000	300,000	—	4,636	295,364
CLO 2020-1	204,000	204,000	—	4,390	199,610
Total Debt	$3,729,000	$2,982,393	$746,607	$35,064	$2,947,329
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$46,170	$46,510	$139,456	$139,099
Amortization of debt issuance costs	2,108	3,147	6,528	7,349
Total Interest Expense	$48,278	$49,657	$145,984	$146,448
Average interest rate	6.2%	6.3%	6.2%	6.1%
Average daily borrowings	$2,931,667	$2,937,811	$2,956,886	$3,057,860
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2024 (Unaudited)	$351.5	$2,190.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
September 30, 2024 (Unaudited)	$600.0	$2,190.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
September 30, 2024 (Unaudited)	$300.0	$2,190.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
September 30, 2024 (Unaudited)	$210.0	$2,190.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
September 30, 2024 (Unaudited)	$650.0	$2,190.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
September 30, 2024 (Unaudited)	$375.0	$2,190.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
September 30, 2024 (Unaudited)	$300.0	$2,190.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
September 30, 2024 (Unaudited)	$204.0	$2,190.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
Debt Securitization Transactions
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”) and were backed by a portfolio of collateral obligations consisting of middle-market loans, recurring revenue loans and participation interests in middle-market loans, recurring revenue loans as well as by other assets of the CLO 2020-1 Issuer.
CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which, as of July 18, 2023, bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes were secured by the middle-market loans, recurring revenue loans, participation interests in middle-market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Indenture) in January, 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions.
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
As part of the CLO 2020-1 Transaction, we entered into a loan sale agreement with the CLO 2020-1 Issuer dated as of the Closing Date, which provided for the sale and contribution of approximately $243.4 million par amount of middle-market loans and recurring revenue loans from us to the CLO 2020-1 Issuer on the Closing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO 2020-1 Secured Notes. We made customary representations, warranties, and covenants to the CLO 2020-1 Issuer under the loan sale agreement.
Through January 15, 2022, the net proceeds of the issuing of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes were able to be used by the CLO 2020-1 Issuer to purchase additional middle-market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans and recurring revenue loans.
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
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), we completed a $337,500,000 term debt securitization refinancing (the “CLO 2020-1 Refinancing”), also known as a collateralized loan obligation refinancing, which is a form of secured financing incurred by us. The secured notes issued in the CLO 2020-1 Refinancing were issued by the our consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO 2020-1 Refinancing Issuer.
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date by and among the CLO 2020-1 Issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112,500,000 of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 3.05%, (ii) $23,500,000 of AAA(sf) Class A-2R Notes, which bear interest at 6.937%, (iii) $53,000,000 of A(sf) Class B-1R Notes, which bear interest at the Benchmark plus 4.64% and (iv) $15,000,000 of A(sf) Class B-2R Notes, which bear interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes are secured by the middle-market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October, 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $243.43 million par amount of middle-market loans from us to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and we sold and contributed approximately $83.93 million par amount middle-market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from us to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. We made customary representations, warranties, and covenants to the Issuer under the loan sale agreement.
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer from the loans securing the CLO 2020-1 Refinancing Secured Notes may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$352	$282
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	4,580	1,580
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,403	296
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	2,288	17
Acquia Inc.	First lien senior secured revolving loan	7,074	5,989
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	12,475	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	27,119	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	16,416	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	4,528	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	2,830	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,477	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	5,549	—
Anaplan, Inc.	First lien senior secured revolving loan	3,542	3,542
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	372	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,912	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,794	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,847	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Associations, Inc.	First lien senior secured revolving loan	3,083	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	10,688	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	4,750	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	909	909
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	398	716
Bamboo US BidCo LLC	First lien senior secured revolving loan	1,026	1,026
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	11,694	9,355
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,744	26,309
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	5,708	8,426
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	11,250	11,250
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	9	36
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	56	67
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	4,450	4,450
Certinia, Inc.	First lien senior secured revolving loan	2,941	2,941
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	664	1,238
CivicPlus, LLC	First lien senior secured revolving loan	4,664	3,078
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	1,992	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	4,981	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	8,163	8,163
Diligent Corporation	First lien senior secured revolving loan	—	701
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Entrata, Inc.	First lien senior secured revolving loan	103	103
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	5,348	4,278
Finastra USA, Inc.	First lien senior secured revolving loan	4,014	5,498
Forescout Technologies, Inc.	First lien senior secured revolving loan	9,517	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	32,175

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	8,333
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7,686	3,805
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Gainsight, Inc.	First lien senior secured revolving loan	2,700	2,700
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	3,647
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	2,211	885
Granicus, Inc.	First lien senior secured revolving loan	274	—
Granicus, Inc.	First lien senior secured revolving loan	—	2,069
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	968	968
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	1,921	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	4,177	3,344
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	25,000	25,000
Hyland Software, Inc.	First lien senior secured revolving loan	4,070	4,070
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	8,382	8,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,832	5,987
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	13,834
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	13,714
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	3,409
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,895	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,422	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,714	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,658	3,927
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	703	887
Kaseya Inc.	First lien senior secured revolving loan	709	709
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,570	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	17,117	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	13,448	—
Litera Bidco LLC	First lien senior secured revolving loan	7,654	8,250
LogRhythm, Inc.	First lien senior secured revolving loan	475	—
LSI Financing 1 DAC	Series 5 Notes	32,622	—
LSI Financing 1 DAC	Series 6 Notes	275	—
ManTech International Corporation	First lien senior secured delayed draw term loan	1,030	1,030
ManTech International Corporation	First lien senior secured revolving loan	860	860
MINDBODY, Inc.	First lien senior secured revolving loan	7,143	7,143
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	737	344

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	8,834	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	4,913	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	7,369	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	588	588
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	1,115	1,115
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	1,602	1,602
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2,088	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	918	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	416	91
Pluralsight, LLC	First lien senior secured loan	—	2,230
Pluralsight, LLC	First lien senior secured delayed draw term loan	12,649	—
Pluralsight, LLC	First lien senior secured revolving loan	5,060	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	3,750	3,750
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	12,136	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11,429	11,429
Relativity ODA LLC	First lien senior secured revolving loan	—	11,250
Relativity ODA LLC	First lien senior secured revolving loan	7,871	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	10,985	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	9,618	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	—	778
Rubrik, Inc.	First lien senior secured delayed draw term loan	260	1,306
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	4,358	4,358
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	1,406	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	1,406	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	9,955	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	7,742	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	5,524	5,524
Smarsh Inc.	First lien senior secured revolving loan	442	442
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	13
Talon MidCo 2 Limited	First lien senior secured revolving loan	119	119

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	1,682	1,682
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	2,138	4,613
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	2,500	2,188
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	225	2,809
When I Work, Inc.	First lien senior secured revolving loan	5,605	5,605
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	12,922	12,922
Zendesk, Inc.	First lien senior secured revolving loan	5,321	5,321
Total Unfunded Portfolio Company Commitments		$605,683	$396,093
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	351.5	—	—	351.5	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	300.0	—	—
June 2025 Notes	210.0	210.0	—	—	—
December 2025 Notes	650.0	—	650.0	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	300.0	—	—
CLO 2020-1	204.0	—	—	—	204.0
Total Contractual Obligations	$2,990.5	$210.0	$1,625.0	$351.5	$804.0
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

We invest in Credit SLF, Fifth Season and LSI Financing, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for further details.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
Distributions
On October 1, 2024, the Board declared a distribution of an amount equal to the greater of (i) any undistributed investment company taxable income determined pursuant to the Code and any undistributed net capital gain to the extent allowable under the Code for the fiscal year ended December 31, 2023 and (ii) 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2024, payable on or before January 31, 2025.
SPV Asset Facility I Amendment
On October 30, 2024, OR Tech Financing I entered into the Second Amendment to Amended and Restated Credit Agreement, which amended SPV Asset Facility I in order to, among other changes, (i) increase the total term commitment from $600,000,000 to $700,000,000, (ii) amend the Commitment Fee from 0.35% to 0.50%, (iii) amend the Applicable Margin from 3.31% to 2.25%, (iv) extend the end of the reinvestment period from December 22, 2025 to October 30, 2027, (v) extend the maturity date from December 22, 2033 to October 30, 2035 and (vi) amend the Prepayment Make-Whole Premium (as defined in SPV Asset Facility I).
SPV Asset Facility II Amendment
On October 30, 2024, ORTF Funding I entered into Amendment No. 2 which amended SPV Asset Facility II in order to, among other changes, (i) replace Alter Domus (US) LLC with State Street Bank and Trust Company as Collateral Custodian under SPV Asset Facility II, (ii) increase the commitments under SPV Asset Facility II from $300,000,000 to $400,000,000, (iii) extend the reinvestment period through November 16, 2027 and the scheduled maturity date to November 16, 2029 and (iv) reduce the spread from 2.625% to 2.400% and remove the term SOFR adjustment.
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
As of September 30, 2024, 95.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.81% and the majority of our debt investments have a floor of 1.00%. The Revolving Credit Facility and SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The June 2025 Notes, December 20205 Notes, June 2026 Notes and January 2027 Notes bear interest at fixed rate. CLO 2020-1 bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$149.0	$43.7	$105.3
Up 200 basis points	$99.4	$29.1	$70.3
Up 100 basis points	$49.7	$14.6	$35.1
Down 100 basis points	$(49.7)	$(14.6)	$(35.1)
Down 200 basis points	$(99.4)	$(29.1)	$(70.3)
Down 300 basis points	$(148.9)	$(43.7)	$(105.2)
________________
(1)Excludes the impact of income-based fees. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on income-based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.
Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
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
In the third quarter of 2024, pursuant to our dividend reinvestment plan, we issued 1,323,864 shares of our common stock, at a price of $16.74 per share, to stockholders of record as of June 28, 2024 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Officers
On November 5, 2024, our Board appointed Matthew Swatt and Shari Withem, each a Co-Treasurer and Co-Controller, to serve as a Co-Chief Accounting Officer effective as of November 11, 2024. Mr. Swatt and Ms. Withem will continue in their roles as Co-Treasurers and Co-Controllers. The role of Chief Accounting Officer was previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated August 9, 2018, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 11, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiaries.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: November 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: November 8, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer