Form 10-K
period 2024-12-31
Blue Owl Technology Finance Corp.
filed 2025-03-06
CIK 1747777

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant's shares of common stock.
As of March 6, 2025, the registrant had 213,250,008 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
•the ability of the parties to consummate the proposed transactions that will result in Blue Owl Technology Finance Corp. II merging (the “Mergers”) with and into the Company pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, among the Company, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers II LLC, a Delaware limited liability company and investment advisor to OTF II (“OTCA II”), on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our shareholders or the shareholders of OTF II with respect to the proposals submitted for their approval in connection with the Mergers;
•the possibility that competing offers or acquisitions proposals will be made;
•risk that shareholder litigation in connection with the Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on originating and making loans to and making debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2024, our Adviser or its affiliates have originated $142.0 billion aggregate principal amount of investments across multiple industries, of which $138.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We intend to invest at least 80% of the value of our total assets in "technology-related" companies. We define technology-related companies as those that operate in the technology industry or sector, or those that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. We leverage Blue Owl's, and, in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
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
As of December 31, 2024, based on fair value, our portfolio consisted of 69.5% first lien senior secured debt investments, 4.0% second lien senior secured debt investments, 5.3% unsecured debt investments, 10.8% preferred equity investments and 10.4% common equity investments, and less than 0.1% joint venture investments. As of December 31, 2024, 95.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2024 we had investments in 148 portfolio companies with an aggregate fair value of $6.4 billion.
As of December 31, 2024, our portfolio was invested across 31 different industries. The largest industries in our portfolio as of December 31, 2024 were systems software and health care technology, which represented, as a percentage of our portfolio, 23.2% and 16.0%, respectively, based on fair value.
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
As of December 31, 2024, our average investment size in each of our portfolio companies was approximately $43.3 million based on fair value. As of December 31, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC ("Credit SLF") and certain investments that fall outside our typical borrower profile, represented 74.4% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $777 million, weighted average annual EBITDA of $227 million and weighted average enterprise value of $4.8 billion. As of December 31, 2024, investments we classify as growth capital represented 24.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue $700 million and a weighted average enterprise value of $19.1 billion.
If we have not listed our common stock on a national securities exchange (an "Exchange Listing") by August 10, 2025, subject to extension for two additional one-year periods in the sole discretion of the board of directors (the "Board"), the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a subscription line revolving credit facility, a senior secured revolving credit agreement and special purpose asset credit facilities, and in the future we may enter into additional credit facilities. In addition, we have issued unsecured notes and may issue additional unsecured notes in the future. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transaction and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

Pending Merger with Blue Owl Technology Finance Corp.
On November 12, 2024, we entered into the Merger Agreement with OTF II, Merger Sub, and, solely for the limited purposes set forth therein, the Adviser, and, solely for the limited purposes set forth therein, OTCA II, the investment adviser to OTF II. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers, Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and our wholly-owned subsidiary (the “Initial Merger”) and, immediately thereafter, OTF II will merge with and into us, with us continuing as the surviving company (together with the Initial Merger, the “Mergers”). For more information about the Mergers, see “ITEM 1A. RISK FACTORS – Risks Related to the Mergers,” “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 12. Pending Merger with Blue Owl Technology Finance Corp. II” and our joint proxy statement and prospectus filed with the SEC on January 17, 2025. Descriptions in this Annual Report of the Merger Agreement and the transactions contemplated thereby are subject to and qualified in their entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to this Annual Report report and the terms of which are incorporated herein by reference.
The Adviser and Administrator — Blue Owl Technology Credit Advisors LLC
Blue Owl Technology Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “—Investment Advisory Agreement.” The Adviser serves as our Administrator pursuant to an amended and restated administration agreement between us and the Advisor (the “Administration Agreement”). See "— Administration Agreement" below. The Adviser, a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl's Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA, and OTCA II the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
As of December 31, 2024, the Blue Owl Credit Advisers managed $135.7 billion in assets under management (“AUM”). The Blue Owl Credit Advisers’ direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies, which are offered through BDCs, private funds and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: the Company, Blue Owl Technology Finance Corp. II (“OTF II”) and Blue Owl Technology Income Corp. ("OTIC" and together with the Company, OBDC, OBDC II, OCIC and OTF II, the “Blue Owl BDCs”)(2).
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.

Strategy	Funds	Assets Under Management
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.
________________
(1) Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2) On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Compelling Business Models. We believe that the products and services that technology companies with a focus on enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and fluctuating interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than OTF II and OTIC, we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.

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
The Investment Team includes approximately 130 investment professionals (over 35 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since OCA’s inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed approximately 2,600 technology-related opportunities totaling approximately $890 billion of financing and have sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, "unitranche" loans (including "last out" portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2024, 69.3% of our first-lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt investments). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
•Fifth Season Investments LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement assets and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space.
•LSI Financing LLC, a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Joint Venture. We may make equity investments in Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, which is a joint venture between us, OBDC, OBDC II, OCIC, OTF, OTIC, and State Teachers Retirement System of Ohio. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
Investment Portfolio
As of December 31, 2024 and 2023 we had investments in 148 and 127 portfolio companies, respectively, with an aggregate fair value of $6.4 billion and $6.1 billion, respectively. The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,462,489	$4,456,838	$3,987,458	$3,983,668
Second-lien senior secured debt investments	292,835	258,538	460,037	454,090
Unsecured debt investments	337,386	336,635	436,423	427,862
Preferred equity investments(1)	767,932	689,952	905,784	861,779
Common equity investments(2)	571,530	664,556	423,524	404,623
Joint ventures(3)	$949	$947	$—	$—
Total Investments	$6,433,121	$6,407,466	$6,213,226	$6,132,022
__________________
(1)Includes equity investment in LSI Financing DAC. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing DAC.
(2)Includes equity investments in Fifth Season and LSI Financing LLC. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding Fifth Season and LSI Financing LLC.
(3)Includes equity investment in Credit SLF. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 4. Investments" for more information regarding Credit SLF.
As of December 31, 2024 we had outstanding commitments to fund unfunded investments totaling $608.3 million.
We use Global Industry Classification Standards (“GICS”) for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	2.6%	2.2%
Application Software	13.6	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.3	—
Construction & Engineering(4)	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	3.9	5.1
Diversified Financial Services	6.7	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	—	2.0
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.0	1.1
Health Care Technology	16.0	14.4
Hotels, Restaurants & Leisure	1.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.4	1.4
Insurance(1)	2.0	1.6
Internet & Direct Marketing Retail	4.4	3.8
IT Services	5.5	5.1
Joint Ventures(3)(4)	—	—
Life Sciences Tools & Services	1.4	0.1
Media	0.9	—
Multiline Retail	0.2	—
Pharmaceuticals(2)	1.0	0.4
Professional Services	5.8	7.7
Real Estate Management & Development	0.6	0.9
Road & Rail	0.2	0.2
Systems Software	23.2	24.7
Thrifts & Mortgage Finance(4)	—	1.1
Total	100.0%	100.0%
__________________
(1)Includes equity investment in Fifth Season. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding Fifth Season.
(2)Includes equity investment in LSI Financing DAC and LSI Financing LLC. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing DAC and LSI Financing LLC.
(3)Includes equity investment in Credit SLF. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 4. Investments" for more information regarding Credit SLF.
(4)Rounds to less than 0.1% as of December 31, 2024.

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.9%	19.7%
Northeast	15.9	16.0
South	19.8	17.1
West	28.7	31.5
Brazil	0.6	0.6
Canada	3.0	4.3
Estonia	0.2	0.2
Guernsey	1.2	3.7
Ireland	1.0	0.2
Israel	2.3	2.5
Netherlands	—	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	5.2	3.2
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, OBDC, OBDC II, OCIC, OTF II, OTIC, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for Credit SLF’s Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2024 and 2023 our asset coverage was 220% and 217%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
__________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,090,000	$343,393	$746,607	$16,127	$327,266
SPV Asset Facility I	600,000	600,000	—	5,547	594,453
SPV Asset Facility II	300,000	300,000	—	1,897	298,103
June 2025 Notes	210,000	210,000	—	1,825	208,175
December 2025 Notes	650,000	650,000	—	(3,042)	653,042
June 2026 Notes	375,000	375,000	—	3,684	371,316
January 2027 Notes	300,000	300,000	—	4,636	295,364
CLO 2020-1	204,000	204,000	—	4,390	199,610
Total Debt	$3,729,000	$2,982,393	$746,607	$35,064	$2,947,329
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
Dividend Reinvestment Plan
We have adopted an “opt out” dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
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
Compensation of Adviser
We will pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our shareholders.
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
Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs, which could include employees of the Adviser or its affiliates; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024.Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
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
•costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);

•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
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
If we have not consummated an Exchange Listing by August 10, 2025, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
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
A BDC generally is required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On August 7, 2018, our Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective August 8, 2018, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
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
Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirement, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a "limited derivatives user" and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
We are subject to risks related to our business and operations.
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
We are subject to risks related to the Mergers.
•Our shareholders and OTF II's shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
•We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of OTF II, us or our affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.
•The opinions delivered to the OTF Special Committee (as defined below) and considered by the OTF Board (as defined below) and the opinions delivered to the OTF II Special Committee (as defined below) and considered by the Board by the respective financial advisors to the OTF Special Committee and the OTF II Special Committee prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinions.
•We and OTF II will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
•We and OTF II may waive one or more conditions to the Mergers without resoliciting shareholder approval.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and an investor could lose all or part of its investment.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.

The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.5%	-14.2%	-5.0%	4.3%	13.6%
__________________
(1)Assumes, as of December 31, 2024, (i) $6.7 billion in total assets, (ii) $3.0 billion in outstanding indebtedness, (iii) $3.6 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 6.1%.
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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between June 2025 and October 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders (or, prior to an Exchange Listing and during the 270 day lock-up period following an Exchange Listing, if shareholders representing at least a majority of votes cast when quorum is met, approve a proposal to do so), the Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Private Offering and may use the net proceeds from the Private Offering in ways with which our investors may not agree.
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
We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR announced that it would phase out LIBOR by the end of 2021(later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.

Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flow. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.
We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including , without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SDFR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
Risks Related to the Mergers
Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of us.
Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current net asset value per share of OTF II’s common stock and our common stock, we and OTF II may issue additional shares of our common stock and OTF II's common stock, respectively.
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OTF II’s investment portfolio and the integration of our business with OTF II’s business. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OTF II’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and OTF II's in a manner that permits those cost savings to be fully realized. In addition, immediately after the occurrence of the effective time of the Initial Merger and prior to the Second Merger, OTF II's Investment Advisory Agreement and OTF II's Administration Agreement shall be automatically terminated, and OTF II shall be responsible for any final or outstanding payments owed under these agreements, which could impact estimates and cost savings. If the estimates turn out to be incorrect or if we are not able to combine our investment portfolio or business with the operations of OTF II successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.
The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of OTF II, us or our affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain of our or OTF II's agreements or contracts of our respective affiliates, which may include agreements governing indebtedness of OTF II or us, will or may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or OTF II’s or our obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of our business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of OTF II or us. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.
The opinions delivered to the OTF Special Committee and considered by the OTF Board and the opinions delivered to the OTF II Special Committee and considered by the OTF II Board by the respective financial advisors to the OTF Special Committee and the OTF II Special Committee prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinions.
The opinions of financial advisors to the special committee (the “OTF Special Committee”) of Board comprised of all of the independent members of the Board in their capacity as such and the special committee (the “OTF II Special Committee”) of the board of directors of OTF II (the "OTF II Board") comprised of all of the independent members of the Board in their capacity as such, were delivered to the parties’ respective special committees of the boards on, and dated, November 12, 2024, and were subsequently considered by the parties’ respective boards of directors. Changes in the operations and prospects of OTF II or us, general market and economic conditions and other factors that may be beyond the control of us or OTF II may significantly alter OTF II’s or our respective value or the price of shares of OTF II’s common stock or our common stock by the time the Mergers are completed. The opinions do not speak as of the time the Mergers will be completed or as of any date other than the date of such opinions.
The announcement and pendency of the Mergers could adversely affect both OTF II’s and our business, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both OTF II’s and our business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and OTF II have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and OTF II’s future revenues and results of operations.
We and OTF II are also subject to restrictions on the conduct of each of our and OTF II’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us and OTF II to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OTF II’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OTF II’s respective assets, amend each of our and OTF II’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent us or OTF from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of OTF II and/or the combined company following the Mergers.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we and OTF II will have incurred substantial expenses for which no ultimate benefit will have been received. Both companies have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. The Adviser has agreed to reimburse certain fees and expenses associated with the Mergers up to a cap of $4.75 million but solely in the event the Mergers are consummated.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities, including the opportunity to list the our common stock on a national securities exchange, due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers.
If we have not conducted an Exchange Listing by August 10, 2025, subject to extension for two one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approval and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve us in an orderly manner. Neither the Board nor the OTF II Board has determined to conduct an Exchange Listing in a timely manner, or at all and there are no assurances that they will do so; however, if the Mergers are not completed in a timely manner or at all, the period of time remaining before we are required to list on a national securities exchange will be reduced.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of OTF II’s shareholders and our shareholders and the receipt of any necessary state securities or “blue sky” authorizations, that, if not satisfied, will prevent the Mergers from being completed. The closing condition that OTF II's shareholders adopt the Merger Agreement and approve the Mergers (the “Merger Proposal”) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If OTF II's shareholders do not approve the Merger Proposal and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on OTF II’s and our business and operations. In addition, the closing condition that our shareholders approve our Second Articles of Amendment and Restatement (the “Amended OTF Charter”) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our shareholders do not approve the Amended OTF Charter and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our shareholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
Litigation filed against us and OTF II in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, we and OTF II may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of OTF II and/or the combined company following the Mergers or could prevent the Mergers from being completed.
We and OTF II will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on OTF II and us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with OTF II and us to seek to change their existing business relationships with OTF and us, respectively, and could impact OTF’s ability to conduct an Exchange Listing in a timely manner or at all.
In addition, the Merger Agreement restricts OTF and us from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent OTF and us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

We and OTF II may waive one or more conditions to the Mergers without resoliciting shareholder approval.
Certain conditions to OTF II’s and our respective obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of OTF II and us. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further shareholder approval. The conditions requiring the approval of the Amended OTF Charter by our shareholders and the Merger Proposal by OTF II's shareholders, however, cannot be waived.
OTF II’s shareholders and our shareholders do not have appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, OTF II’s shareholders and our shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Mergers.
The Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.
We and OTF II intend that the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a legal opinion to that effect. However, if the IRS or a court determines that the Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of OTF II's common stock for our common stock in the Mergers.
We are expected to be subject to an annual limitation on our use of our capital loss carryforwards (and certain unrecognized built-in losses), if any.
OTF II may have capital loss carryforwards (and unrealized built-in losses) for U.S. federal income tax purposes. Subject to certain limitations, capital loss carryforwards and recognized built-in losses may be used to offset future recognized capital gains. Section 382 of the Code imposes an annual limitation on the ability of a corporation, including a RIC, that undergoes an “ownership change” to use its capital loss carryforwards and unrealized built-in losses. The Mergers are expected to result in such an “ownership change” of OTF II for the purposes of Section 382 of the Code. Such a limitation may, for any given year, have the effect of potentially increasing the amount of our U.S. federal net capital gains for such year and, hence, the amount of capital gains dividends we would need to distribute to remain a RIC and to avoid U.S. income and excise tax liability, as compared to what the net capital gains would be with full use of such losses.
The combined company may incur adverse tax consequences if either we or OTF II have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.
Each of OTF II and us have elected to qualify as a RIC and operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to us) following the Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OTF II have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or OTF II have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the Mergers as a tax-free reorganization could be impacted.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Technology Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.
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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.
The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.
Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
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
We rely on an order for exemptive relief (as amended, the “Order”), which has been granted to OCA and certain of its affiliates, including us, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds, when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies in a broad range of technology-related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
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
We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
As of December 31, 2024, our investments in systems software and application software represented 23.4% and 13.6% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2024, our investments in health care technology represented 16.0% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
As of December 31, 2024, our investments in diversified financial services represented 6.7% of our portfolio at fair value. Our investments in diversified financial services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our investments in diversified financial services.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
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
To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”
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
We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.
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
Under the terms of the loan sale agreement entered into in connection with our debt securitization transaction with respect to the CLO (the “CLO Transaction”), we and certain financing subsidiaries sold and/or contributed to the issuer in connection with the CLO Transaction (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”), which comprise 100% of the equity interests in the CLO Issuer and such CLO Issuer in turn owns 100% of the equity of the Delaware limited liability company as co-issuer (the “CLO Co-Issuer”). In the case of CLO Issuer organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO Issuer, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the CLO Preferred Shares will affect our right to payment.
The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer and CLO Co-Issuer, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the“CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
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
Under the CLO Indenture, as long as any CLO Debt of the CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the CLO Issuer to take certain actions under the CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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
Under the CLO Indenture governing the CLO Transaction, there are two coverage tests applicable to CLO Debt. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuer to the amount of interest due and payable on the CLO Debt of the CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the CLO Issuer must meet a minimum percentage under the CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of the CLO Issuer for such class or classes, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of the CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.
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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, this withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements including with respect to greenhouse gas emissions that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLO. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the unsecured notes to the extent of the value of the assets securing such indebtedness.
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
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at corporate rates on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective. On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment

We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidentiality of business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl's cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl's management, Blue Owl's Audit Committee or Blue Owl's Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. RISK FACTORS - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Distributions declared during the year ended December 31, 2024 of $307.0 million consisted of approximately $282.1 million of ordinary income and $24.9 million of long-term capital gains, as determined on a tax basis. Distributions declared during the year ended December 31, 2023 of $300.3 million consisted of approximately $252.7 million of ordinary income and $47.6 million of long-term capital gains, as determined on a tax basis.
Holders
As of March 6, 2025, there were approximately 7,600 holders of our common stock.
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
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
October 1, 2024	December 31, 2024	January 31, 2025	$0.33
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
__________________
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 15, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
(5)Facility was terminated in 2021.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Technology Finance Corp. (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on July 12, 2018. We were formed primarily to originate and make debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles.
We are externally managed by Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
If we have not listed our common stock on a national securities exchange (an "Exchange Listing") by August 10, 2025, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, OTCA II, and ODCA, the “Blue Owl Credit Advisers”). As of December 31, 2024, the Adviser and its affiliates had $135.71 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, including us, that permits us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers, the other affiliated funds that are participating in the investment, or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act).
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds even when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate loans to and make debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2024, the Blue Owl Credit Advisers have originated $142.00 billion aggregate principal amount of investments across multiple industries, of which $138.04 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2024, our average investment size in each of our portfolio companies was approximately $43.3 million based on fair value. As of December 31, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside our typical borrower profile, represented 74.4% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $777 million, weighted average annual EBITDA of $227 million and weighted average enterprise value of $4.78 billion. As of December 31, 2024, investments we classify as growth capital represented 24.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $700 million and a weighted average enterprise value of $19.05 billion.

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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2024, 95.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Technology Companies, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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

Compelling Business Models. We believe that the products and services that enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, enterprise software have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability.
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
Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 69.5% first lien senior secured debt investments (of which 69% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.0% second lien senior secured debt investments, 5.3% unsecured debt investments, 10.8% preferred equity investments, 10.4% common equity investments, and less than 0.1% joint venture investments.
As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 9.4% and 9.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.9% and 10.8%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2024, the weighted average spread of total debt investments was 6.1%.
As of December 31, 2024, we had investments in 148 portfolio companies with an aggregate fair value of $6.41 billion. As of December 31, 2024, we had net leverage of 0.74x debt-to-equity.
The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude Blue Owl Credit SLF LLC and certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $227 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350 million (from approximately $200 million in 2021) and average total new deal size has increased to approximately $1.0 billion (from approximately $600 million in 2021).
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

We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC ("LSI Financing LLC") and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies” and "Joint Ventures."
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
New investment commitments
Gross originations	$2,669,031	$885,295	$1,090,136
Less: Sell downs	(15,864)	(12,362)	(31,506)
Total new investment commitments	$2,653,167	$872,933	$1,058,630
Principal amount of investments funded:
First-lien senior secured debt investments	$1,860,188	$707,295	$487,675
Second-lien senior secured debt investments	13,500	—	17,647
Unsecured debt investments	51,607	—	187,690
Preferred equity investments	23,478	17,195	128,627
Common equity investments	199,061	20,311	67,493
Joint ventures	947	—	—
Total principal amount of investments funded	$2,148,781	$744,801	$889,132
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,230,804)	$(965,515)	$(393,116)
Second-lien senior secured debt investments	(172,334)	(114,842)	(5,651)
Unsecured debt investments	(185,319)	(182)	(11,521)
Preferred equity investments	(108,787)	(5,615)	(50,000)
Common equity investments	(125,557)	(56,033)	(2,400)
Total principal amount of investments sold or repaid	$(1,822,801)	$(1,142,187)	$(462,688)
Number of new investment commitments in new portfolio companies(1)	54	21	34
Average new investment commitment amount	$53,977	$35,335	$27,584
Weighted average term for new debt investment commitments (in years)	6.0	6.3	6.1
Percentage of new debt investment commitments at floating rates	98.3%	93.1%	83.6%
Percentage of new debt investment commitments at fixed rates	1.7%	6.9%	16.4%
Weighted average interest rate of new debt investment commitments(2)	9.7%	12.0%	10.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.3%	6.7%	6.9%
________________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31%, 5.33% and 4.59% as of December 31, 2024, 2023 and 2022, respectively.

The table below presents our investments as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,462,489	$4,456,838	(1)	$3,987,458	$3,983,668	(1)
Second-lien senior secured debt investments	292,835	258,538		460,037	454,090
Unsecured debt investments	337,386	336,635		436,423	427,862
Preferred equity investments(2)	767,932	689,952		905,784	861,779
Common equity investments(3)	571,530	664,556		423,524	404,623
Joint ventures(4)	949	947		—	—
Total Investments	$6,433,121	$6,407,466		$6,213,226	$6,132,022
________________
(1)69% and 74% of which we consider unitranche loans as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Fifth Season and LSI Financing LLC.
(4)Includes equity investment in Credit SLF.
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents investments by industry composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	2.6%	2.2%
Application Software	13.6	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.3	—
Construction & Engineering(4)	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	3.9	5.1
Diversified Financial Services	6.7	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	—	2.0
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.0	1.1
Health Care Technology	16.0	14.4
Hotels, Restaurants & Leisure	1.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.4	1.4
Insurance(1)	2.0	1.6
Internet & Direct Marketing Retail	4.4	3.8
IT Services	5.5	5.1
Joint Ventures(3)(4)	—	—
Life Sciences Tools & Services	1.4	0.1
Media	0.9	—
Multiline Retail	0.2	—
Pharmaceuticals(2)	1.0	0.4
Professional Services	5.8	7.7
Real Estate Management & Development	0.6	0.9
Road & Rail	0.2	0.2
Systems Software	23.2	24.7

Thrifts & Mortgage Finance(4)	—	1.1
Total	100.0%	100.0%
__________________
(1)Includes investment in Fifth Season.
(2)Includes investments in LSI Financing 1 DAC and LSI Financing LLC.
(3)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(4)Rounds to less than 0.1% as of December 31, 2024.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.9%	19.7%
Northeast	15.9	16.0
South	19.8	17.1
West	28.7	31.5
Brazil	0.6	0.6
Canada	3.0	4.3
Estonia	0.2	0.2
Guernsey	1.2	3.7
Ireland	1.0	0.2
Israel	2.3	2.5
Netherlands	—	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	5.2	3.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	9.4%	10.6%
Weighted average total yield of debt and income producing securities(1)	10.9%	12.5%
Weighted average interest rate of debt securities	10.3%	11.8%
Weighted average spread over base rate of all floating rate debt investments	6.1%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other agents of Blue Owl's credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of December 31, 2024, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.20%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$497,938	7.8%	$676,834	11.0%
2	5,264,285	82.1	4,816,346	78.6
3	640,302	10.0	623,850	10.2
4	—	—	—	—
5	4,941	0.1	14,992	0.2
Total	$6,407,466	100.0%	$6,132,022	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,075,380	99.7%	$4,870,032	99.7%
Non-accrual	17,330	0.3	13,886	0.3
Total	$5,092,710	100.0%	$4,883,918	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, our commitment to Amergin AssetCo was increased to $12.7 million, of which $7.7 million is equity and $5.0 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2024 our equity investment in Fifth Season was $62.5 million at fair value. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space. On December 14, 2022, we made an initial equity commitment in LSI Financing DAC. As of December 31, 2024, the fair value of our investment in LSI Financing DAC was $3.1 million and our total commitment was $3.1 million.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, the company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $61.7 million and our total commitment was $63.1 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Venture - Blue Owl Credit SLF LLC

On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.
Results of Operations
The below table represents the operating results for the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Total Investment Income	$684.0	$683.8	$494.8
Less: Expenses	298.4	308.5	213.7
Net Investment Income (Loss) Before Taxes	$385.6	$375.3	$281.1
Less: Income taxes, including excise taxes	11.5	9.1	7.9
Net Investment Income (Loss) After Taxes	$374.1	$366.2	$273.2
Net change in unrealized gain (loss)	51.4	(3.5)	(295.0)
Net realized gain (loss)	(106.3)	6.5	40.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$319.2	$369.2	$19.0
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by by earnings in excess of our dividends paid.
Investment Income
The below table presents investment income for the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Interest income from investments	$522.1	$527.6	$364.2
PIK interest income	106.4	113.0	93.7
Dividend income	49.1	38.6	31.5
Other income	6.4	4.6	5.4
Total investment income	$684.0	$683.8	$494.8
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Years Ended December 31, 2024 and 2023
Investment income remained flat year over year, primarily due to an increase in dividends received from certain of our equity investments, offset by a decline in interest income from $527.6 million for the year ended December 31, 2023 to $522.1 million for the year ended December 31, 2024. The decrease in interest income was primarily due to a decrease in the yield of our debt investment portfolio from 10.6% to 9.4% period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $16.9 million for the year ended December 31, 2024 from $11.8 million for the same period in prior year due to an increase in repayment activity for the period. For the years ended December 31, 2023 and 2024, there were one-time prepayment fees of approximately $1.3 million and $0.7 million, respectively. Payment-in-kind income was approximately 21.7% of investment income for the year ended December 31, 2023, consistent with approximately 21.5% of investment income for the year ended December 31, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Years Ended December 31, 2023 and 2022
Investment income increased to $683.8 million for the year ended December 31, 2023 from $494.8 million for the year ended December 31, 2022 primarily due to an increase in our portfolio's weighted average yield from 9.8% as of December 31, 2022 to 10.6% as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees decreased from $9.1 million to $10.5 million for the year ended December 31, 2022 and 2023, respectively. For the year ended December 31, 2022 and 2023, there were one-time prepayment fees of approximately $4.0 million and $1.3 million, respectively. Payment-in-kind income decreased from approximately 25.3% of investment income for the year ended December 31, 2022 to approximately 21.7% of investment income for the year ended December 31, 2023. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Year Ended December 31,
($ in millions)	2024	2023	2022
Interest expense	$192.7	$195.5	$136.5
Management fees	56.7	58.4	55.8
Incentive fees	35.5	41.0	8.7
Professional fees	6.5	8.2	7.3
Directors' fees	1.0	1.0	1.1
Other general and administrative	6.0	4.4	4.3
Total operating expenses	$298.4	$308.5	$213.7
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Years Ended December 31, 2024 and 2023
Total expenses decreased to $298.4 million for the year ended December 31, 2024 from $308.5 million for the year ended December 31, 2023 primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense was mainly driven by a decrease in average daily borrowings to $2.96 billion from $3.03 billion. The decrease in management fees is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees was driven by reversals of previously recorded capital gains incentive fees recognized during the period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Years Ended December 31, 2023 and 2022
Total expenses increased to $308.5 million for the year ended December 31, 2023 from $213.7 million for the year ended December 31, 2022 primarily due to increases in interest expense, management fees, and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $3.0 billion from $2.8 billion period over period, as well as an increase in the average interest rate to 6.1% from 4.5% period over period. The increase in management fees was driven by growth in the portfolio. The decrease in incentive fees was primarily driven by unrealized losses in the portfolio that occurred between December 31, 2022 and December 31, 2023. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Selected Financial Data
The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2024, 2023 and 2022. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,”.

	For the Years Ended December 31,
($ in millions, except per share amounts)	2024	2023	2022
Consolidated Statement of Operations
Income
Total investment income	$684.0	$683.8	$494.8
Expenses
Total expenses	298.4	308.5	213.7
Net investment income (loss) before income taxes	385.6	375.3	281.1
Excise tax expense	11.5	9.1	7.9
Net investment income (loss) after income taxes	374.1	366.2	273.2
Total change in net unrealized gain (loss)	51.4	(3.5)	(295.0)
Total net realized gain (loss)	(106.3)	6.5	40.8
Increase (decrease) in net assets resulting from operations	$319.2	$369.2	$19.0
Earnings per common share - basic and diluted	$1.52	$1.80	$0.09
Consolidated Balance Sheet Data
Cash	$253.0	$469.0	$203.3
Investments at fair value	6,407.5	6,132.0	6,411.4
Total assets	6,722.6	6,652.2	6,663.4
Total debt (net of unamortized debt issuance costs)	2,914.5	2,947.3	3,158.0
Total liabilities	3,097.5	3,122.2	3,276.0
Total net assets	$3,625.2	$3,530.0	$3,387.4
Net asset value per share	$17.09	$17.03	$16.70
Other Data:
Number of portfolio companies	148	127	118
Distributions Declared Per Share	$1.46	$1.45	$1.04
Total return based on net asset value(1)	9.3%	11.1%	0.6%
Weighted average total yield of portfolio at fair value	9.4%	10.6%	9.8%
Weighted average total yield of portfolio at amortized cost	9.4%	10.5%	9.7%
Weighted average yield of debt and income producing securities at fair value	10.9%	12.5%	11.6%
Weighted average yield of debt and income producing securities at amortized cost	10.8%	12.3%	11.5%
Fair value of debt investments as a percentage of principal	99.0%	99.0%	97.9%
________________
(1)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$172,261	$174,170	$170,908	$166,695
Net expenses	$79,623	$72,375	$78,650	$79,244
Net investment income (loss)	$92,638	$101,795	$92,258	$87,451
Net realized and unrealized gains (losses) on investments	$(1,764)	$(93,680)	$27,280	$13,247
Increase (decrease) in net assets resulting from operations	$90,874	$8,115	$119,538	$100,698
Net asset value per share as of the end of the quarter	$17.10	$16.74	$16.95	$17.09
Earnings (loss) per share - basic and diluted	$0.44	$0.04	$0.57	$0.48

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$161,488	$171,196	$173,025	$178,105
Net expenses	$79,883	$83,967	$75,945	$77,869
Net investment income (loss)	$81,605	$87,229	$97,080	$100,236
Net realized and unrealized gains (losses) on investments	$15,290	$26,617	$(40,276)	$1,358
Increase (decrease) in net assets resulting from operations	$96,895	$113,846	$56,804	$101,594
Net asset value per share as of the end of the quarter	$16.83	$17.01	$16.91	$17.03
Earnings (loss) per share - basic and diluted	$0.48	$0.56	$0.28	$0.48

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$107,488	$107,457	$130,525	$149,375
Net expenses	$42,182	$39,953	$70,723	$68,744
Net investment income (loss)	$65,306	$67,504	$59,802	$80,631
Net realized and unrealized gains (losses) on investments	$(100,593)	$(211,157)	$93,592	$(36,086)
Increase (decrease) in net assets resulting from operations	$(35,287)	$(143,653)	$153,394	$44,545
Net asset value per share as of the end of the quarter	$17.24	$16.29	$16.77	$16.70
Earnings (loss) per share - basic and diluted	$(0.18)	$(0.71)	$0.76	$0.22
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of subchapter M. As of December 31, 2024 we have generated undistributed taxable earnings “spillover” of $1.39 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024 and 2023, we recorded a net tax expense/(benefit) of approximately $(6) thousand and $6 thousand, respectively. For the year ended December 31, 2022, we did not record a net tax expense/(benefit).
We recorded a net deferred tax asset/(liability) of $(36) thousand and $5 thousand as of December 31, 2024 and December 31, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We did not record a net deferred tax asset (liability) for taxable subsidiaries as of December 31, 2022.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net changes in unrealized gains (losses) were:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Net change in unrealized gain (loss) on investments	$51.6	$(6.6)	$(295.5)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(0.3)	3.1	0.5
Net change in unrealized gain (loss)	$51.3	$(3.5)	$(295.0)
For the Years Ended December 31, 2024 and 2023
For the year ended December 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2023. The primary drivers of our portfolio’s unrealized gains were increases in the fair value of certain equity investments and reversals of prior period unrealized losses that were realized during the period. The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) For the Year Ended December 31, 2024
($ in millions)
Space Exploration Technologies Corp.	$43.8
Revolut Ribbit Holdings, LLC(2)	39.9
Robinhood Markets, Inc.	33.6
Klaviyo, Inc.	17.0
Peraton Corp.	(15.9)
Walker Edison Furniture Company LLC(1)	(13.5)
Circle Internet Services, Inc.	(13.0)
Cornerstone OnDemand, Inc.	(11.0)
Toast, Inc.	(9.7)
Algolia, Inc.	(7.6)
Remaining Portfolio Companies	(12.0)
Total	$51.6
________________
(1)Portfolio company is a non-controlled, affiliated investment.
(2)Portfolio company is a controlled, affiliated investment.
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
(2)Our investment in the portfolio company was restructured. See "ITEM 8 - Consolidated Financial Statements and Supplementary Information - Consolidated Schedule of Investments as of December 31, 2023 - Footnote 22."
Net Realized Gains (Losses)
The table below presents the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Net realized gain (loss) on investments	$(104.2)	$8.2	$41.2
Net realized gain (loss) on foreign currency transactions	(2.0)	(1.7)	(0.4)
Net realized gain (loss)	$(106.2)	$6.5	$40.8
Realized Gross Internal Rate of Return
Since we began investing in 2018 through December 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.9% (based on total capital invested of $4.95 billion and total proceeds from these exited investments of $5.98 billion).
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 220% and 217%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x to 1.25x.
As of December 31, 2024, cash, taken together with our available debt capacity of $952.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2024, we had $253.0 million in cash and restricted cash. During the year ended December 31, 2024, $64.2 million in cash was provided by operating activities, primarily as a result of funding portfolio investments of $1.97 billion, offset by sell downs and repayments of $1.82 billion and other operating activity of $221.8 million. Lastly, cash used in financing activities was $276.2 million during the period, which was the result of proceeds from borrowings on our credit facilities of $347.8 million, net of repayments and debt issuance costs of $382.3 million and $11.7 million, respectively, and distributions paid of $230.0 million.
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
Distributions
The tables below present the distributions declared on shares of the Company’s common stock during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
October 1, 2024	December 31, 2024	January 31, 2025	$0.33
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Partially paid from sources other than ordinary income, including long-term capital gains.

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.37
August 8, 2023	September 29, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Partially paid from sources other than ordinary income, including long-term capital gains.

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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
The tables below present the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 15, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	1,205,890
May 9, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	871,361
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,090,000	$343,393	$746,607	$16,127	$327,266
SPV Asset Facility I	600,000	600,000	—	5,547	594,453
SPV Asset Facility II	300,000	300,000	—	1,897	298,103
June 2025 Notes	210,000	210,000	—	1,825	208,175
December 2025 Notes	650,000	650,000	—	(3,042)	653,042
June 2026 Notes	375,000	375,000	—	3,684	371,316
January 2027 Notes	300,000	300,000	—	4,636	295,364
CLO 2020-1	204,000	204,000	—	4,390	199,610
Total Debt	$3,729,000	$2,982,393	$746,607	$35,064	$2,947,329
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$183,481	$186,192	$126,170
Amortization of debt issuance costs	9,258	9,335	10,348
Total Interest Expense	$192,739	$195,527	$136,518
Average interest rate	6.1%	6.1%	4.5%
Average daily borrowings	$2,961,574	$3,032,433	$2,815,148
Senior Securities

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
June 2025 Notes
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
CLO 2020-1
December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
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
(5)Facility was terminated in 2021.
Credit Facilities
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the “Revolving Credit Facility Third Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence on the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.07 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $990.0 million (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility decreased from $1.12 billion to $1.07 billion on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to (x) prior to the OTF II Merger Date (as defined in the Revolving Credit Facility), $2.00 billion and (y) following the OTF II Merger Date, $3.83 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loans limit of (x) prior to the OTF II Merger Date, $200.0 million and (y) following the OTF II Merger Date, $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period under the Revolving Credit Facility will terminate on December 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility

will mature on December 20, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and our wholly-owned subsidiary entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amended and restated in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On October 30, 2024, the parties to the SPV Asset Facility I entered into the Second Amendment to Amended and Restated Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility I as amended through October 30, 2024 (the “SPV Asset Facility I Second Amendment Date”).
The total term loan commitment of the SPV Asset Facility I is $700.0 million (increased from $600.0 million on the SPV Asset Facility I Second Amendment Date). The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to two years after the SPV Asset Facility I Second Amendment Date unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on October 30, 2035 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at term SOFR plus a spread of 2.25%.
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding ”), a Delaware limited liability company and our wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). On October 30, 2024, the parties to the SPV Asset Facility II entered into Amendment No. 2 to Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II as amended through October 30, 2024 (the “SPV Asset Facility II Second Amendment Date”).
The maximum principal amount which may be borrowed under SPV Asset Facility II is $400.0 million (increased from $300.0 million on the SPV Asset Facility II Second Amendment Date); the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period after the SPV Asset Facility II Closing Date until November 16, 2027. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2029 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at Term SOFR plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In additional, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
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
Debt Securitization Transactions
We incur secured financing through a debt securitization transaction (the “CLO Transaction”) issued by our consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which we purchase. We act as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuer in our consolidated financial statements.

CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”). The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”).
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
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), we completed a $337,500,000 term debt securitization refinancing (the “CLO 2020-1 Refinancing”). The secured notes issued in the CLO 2020-1 Refinancing were issued by the our consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”).
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

	As of December 31,
	2024	2023
Total unfunded revolving loan commitments	$315,345	$235,148
Total unfunded delayed draw loan commitments	$286,912	$160,632
Total unfunded revolving and delayed draw loan commitments	$602,257	$395,780

Total unfunded equity commitments	$6,080	$313

Total unfunded commitments	$608,337	$396,093
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2024:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	313.0	—	—	313.0	—
SPV Asset Facility I	600.0	—	—	—	600.0
SPV Asset Facility II	300.0	—	—	300.0	—
June 2025 Notes	210.0	210.0	—	—	—
December 2025 Notes	650.0	650.0	—	—	—
June 2026 Notes	375.0	—	375.0	—	—
January 2027 Notes	300.0	—	300.0	—	—
CLO 2020-1	204.0	—	—	—	204.0
Total Contractual Obligations	$2,952.0	$860.0	$675.0	$613.0	$804.0
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
We invest in Credit SLF, Fifth Season, LSI Financing DAC and LSI Financing LLC, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for further details.
On November 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us, Blue Owl Technology Finance Corp. II (“OTF II”), Oriole Merger Sub, Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”), solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, OCTA II. See “ITEM 8. –Notes to Consolidated Financial Statements –Note 12. Proposed Merger with Blue Owl Technology Finance Corp. II” for further details.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
2028 Notes
On January 21, 2025, we completed an offering of $650.0 million aggregate principal amount of 6.100% notes due 2028 pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of January 21, 2025 (together with the Base Indenture, the "Indenture") between us and Computershare Trust Company, N.A., as trustee.

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
As of December 31, 2024, 95.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.79% and the majority of our debt investments have a floor of 1.00%. The Revolving Credit Facility and SPV Asset Facilities bear interest at variable rates with interest rate floors of 0.0%. The June 2025 Notes, December 20205 Notes, June 2026 Notes and January 2027 Notes bear interest at fixed rates. CLO 2020-1 bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$147.9	$42.5	$105.4
Up 200 basis points	$98.6	$28.3	$70.3
Up 100 basis points	$49.3	$14.2	$35.1
Down 100 basis points	$(49.3)	$(14.2)	$(35.1)
Down 200 basis points	$(98.6)	$(28.3)	$(70.3)
Down 300 basis points	$(147.7)	$(42.5)	$(105.2)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Blue Owl Technology Finance Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Finance Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2024, the fair value of such investments (“Level 3 investments”) was $6.1 billion.
We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit             matter. Subjective auditor judgment was required to evaluate these fair value measurements as they involved a high degree of measurement uncertainty. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values for equity investments.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of     certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We evaluated the Company’s market yields used to measure the fair value of its Level 3 investments by comparing such yields for a selection of investments to third-party market and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments by:
•developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
•comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 6, 2025

Item 1. Consolidated Financial Statements
Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,921,172 and $5,841,371, respectively)	$5,892,773	$5,793,420
Non-controlled, affiliated investments (amortized cost of $435,706 and $296,593, respectively)	407,303	272,093
Controlled, affiliated investments (amortized cost of $76,243 and $75,262, respectively)	107,390	66,509
Total investments at fair value (amortized cost of $6,433,121 and $6,213,226, respectively)	6,407,466	6,132,022
Cash	252,964	469,011
Foreign cash (cost of $4,040 and $6, respectively)	4,036	6
Interest receivable	45,838	44,188
Dividend income receivable	1,929	5,842
Prepaid expenses and other assets	10,388	1,114
Total Assets	$6,722,621	$6,652,183
Liabilities
Debt (net of unamortized debt issuance costs of $37,495 and $35,064, respectively)	$2,914,509	$2,947,329
Management fee payable	14,687	14,252
Distribution payable	70,998	76,883
Incentive fee payable	11,133	17,915
Payables to affiliates	1,903	1,119
Payable for investments purchased	52,796	24,163
Accrued expenses and other liabilities	31,445	40,528
Total Liabilities	$3,097,471	$3,122,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 212,155,118 and 207,252,229 shares issued and outstanding, respectively	$2,122	$2,073
Additional paid-in-capital	3,352,211	3,280,766
Accumulated undistributed (overdistributed) earnings	270,817	247,155
Total Net Assets	$3,625,150	$3,529,994
Total Liabilities and Net Assets	$6,722,621	$6,652,183
Net Asset Value Per Share	$17.09	$17.03
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$521,185	$527,597	$364,184
Payment-in-kind interest income	104,904	112,991	93,728
Dividend income	1,627	1,692	78
Payment-in-kind dividend income	28,667	24,671	20,032
Other income	6,370	4,590	5,416
Total investment income from non-controlled, non-affiliated investments	662,753	671,541	483,438
Investment income from non-controlled, affiliated investments:
Interest income	921	—	—
Payment-in-kind interest income	1,528	—	—
Dividend income	7,060	1,553	66
Payment-in-kind dividend income	11,703	10,720	11,341
Other income	42	—	—
Total investment income from non-controlled, affiliated investments	21,254	12,273	11,407
Investment income from controlled, affiliated investments:
Dividend income	27	—	—
Total investment income from controlled, affiliated investments	27	—	—
Total Investment Income	684,034	683,814	494,845
Expenses
Interest expense	$192,739	$195,527	$136,518
Management fees	56,705	58,353	55,767
Incentive fees	35,474	41,015	8,689
Professional fees	6,496	8,168	7,361
Directors' fees	1,034	1,031	1,061
Other general and administrative	5,981	4,441	4,338
Total Expenses	298,429	308,535	213,734
Net Investment Income (Loss) Before Taxes	385,605	375,279	281,111
Income tax expense (benefit), including excise tax expense (benefit)	11,463	9,129	7,868
Net Investment Income (Loss) After Taxes	374,142	366,150	273,243
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$15,635	$13,730	$(266,558)
Non-controlled, affiliated investments	(3,905)	(20,376)	(20,451)
Controlled, affiliated investments	39,900	(11)	(8,511)
Income tax (provision) benefit	(3)	—	—
Translation of assets and liabilities in foreign currencies	(263)	3,126	488
Total Net Change in Unrealized Gain (Loss)	51,364	(3,531)	(295,032)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(88,542)	$8,207	$4,217
Non-controlled, affiliated investments	(15,696)	—	36,975
Foreign currency transactions	(2,043)	(1,687)	(404)
Total Net Realized Gain (Loss)	(106,281)	6,520	40,788
Total Net Realized and Change in Unrealized Gain (Loss)	$(54,917)	$2,989	$(254,244)

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

Net Increase (Decrease) in Net Assets Resulting from Operations	$319,225	$369,139	$18,999
Earnings (Loss) Per Share - Basic and Diluted	$1.52	$1.80	$0.09
Weighted Average Shares Outstanding - Basic and Diluted	209,770,414	205,005,236	201,368,005
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(9)(13)	First lien senior secured loan	S+	5.00%	09/2029	6,988	6,988	6,988	0.2%
Peraton Corp.(3)(6)(9)(13)	Second lien senior secured loan	S+	7.75%	02/2029	84,551	83,762	68,148	1.9%
						90,750	75,136	2.1%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(6)(8)(13)	First lien senior secured loan	S+	4.75%	08/2031	22,642	22,423	22,415	0.6%
AlphaSense, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.25%	06/2029	27,383	27,132	27,110	0.7%
Anaplan, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	06/2029	50,696	50,596	50,696	1.4%
Armstrong Bidco Limited(6)(11)(13)(14)(22)	First lien senior secured GBP term loan	SA+	5.25%	06/2029	£8,086	9,775	10,077	0.3%
Artifact Bidco, Inc. (dba Avetta)(6)(9)(13)	First lien senior secured loan	S+	4.50%	07/2031	15,982	15,907	15,902	0.4%
Avalara, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.25%	10/2028	9,091	8,994	9,091	0.3%
Boxer Parent Company Inc. (f/k/a BMC)(3)(6)(9)(13)	First lien senior secured loan	S+	3.75%	07/2031	10,000	9,977	10,074	0.3%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)(14)	First lien senior secured loan	S+	5.50%	08/2027	78,766	77,760	76,477	2.1%
CivicPlus, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	08/2027	68,151	67,813	68,151	1.9%
Coupa Holdings, LLC(6)(9)(13)	First lien senior secured loan	S+	5.25%	02/2030	781	781	781	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(10)(13)	Unsecured notes	S+	11.75% PIK	06/2034	46,503	45,760	46,503	1.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(13)	First lien senior secured loan	S+	5.50%	09/2028	75,864	74,948	75,485	2.1%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	8.25%	11/2029	15,407	15,003	15,407	0.4%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	7.00%	11/2029	969	915	961	—%
Gainsight, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	6.00%	07/2027	70,687	70,190	70,687	1.9%
Granicus, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.75% (2.25% PIK)	01/2031	1,960	1,943	1,960	0.1%
Granicus, Inc.(6)(9)(13)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	01/2031	290	288	287	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	05/2028	52,817	52,654	52,413	1.4%
JS Parent, Inc. (dba Jama Software)(6)(9)(13)	First lien senior secured loan	S+	5.00%	04/2031	13,642	13,579	13,642	0.4%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(8)(13)(22)	First lien senior secured loan	S+	5.00%	07/2028	27,761	27,731	27,761	0.8%
Ministry Brands Holdings, LLC(6)(8)(13)(14)	First lien senior secured loan	S+	5.50%	12/2028	8,224	8,120	8,163	0.2%
Simpler Postage, Inc. (dba Easypost)(6)(8)(13)(14)	First lien senior secured loan	S+	8.00%	06/2029	19,215	18,328	18,322	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	03/2028	12,117	11,964	12,056	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)	First lien senior secured loan	S+	5.50%	04/2027	40,208	39,802	40,208	1.1%
XPLOR T1, LLC(6)(9)(13)	First lien senior secured loan	S+	3.50%	06/2031	4,988	4,988	5,025	0.1%
Zendesk, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	11/2028	52,903	52,170	52,903	1.5%
						729,541	732,557	20.1%
Banks
Finastra USA, Inc.(6)(9)(13)(14)(22)	First lien senior secured loan	S+	7.25%	09/2029	76,194	75,417	76,194	2.1%
						75,417	76,194	2.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)(14)	First lien senior secured loan	S+	4.75%	11/2027	56,056	55,678	56,056	1.5%
						55,678	56,056	1.5%
Buildings & Real Estate
Associations Finance, Inc.(13)(25)	Unsecured notes		14.25% PIK	05/2030	19,978	19,845	19,978	0.6%
Associations, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	6.50%	07/2028	51,699	51,649	51,699	1.4%
						71,494	71,677	2.0%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(8)(13)(14)	First lien senior secured loan	S+	6.25%	05/2028	904	893	904	—%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	4.50%	05/2031	18,740	18,638	18,693	0.5%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured revolving loan	S+	4.50%	05/2030	341	329	334	—%
						19,860	19,931	0.5%
Consumer Finance
Klarna Holding AB(6)(9)(13)	Subordinated Floating Rate Notes	S+	7.00%	04/2034	32,667	32,667	32,667	0.9%
						32,667	32,667	0.9%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(6)(8)(13)	First lien senior secured loan	S+	6.50%	01/2030	12,783	12,557	12,783	0.4%
Litera Bidco LLC(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	05/2028	130,589	129,990	130,263	3.6%
Relativity ODA LLC(6)(8)(13)	First lien senior secured loan	S+	4.50%	05/2029	92,129	91,781	91,899	2.5%
						234,328	234,945	6.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(25)	First lien senior secured loan		12.00% PIK	07/2030	2,507	2,490	2,507	0.1%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(25)	First lien senior secured loan		12.00% PIK	11/2030	2,534	2,534	2,534	0.1%
Blackhawk Network Holdings, Inc.(3)(6)(8)(13)	First lien senior secured loan	S+	5.00%	03/2029	59,700	58,613	60,363	1.7%
BTRS HOLDINGS INC. (dba Billtrust)(6)(9)(13)(14)	First lien senior secured loan	S+	7.25%	12/2028	944	924	941	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Computer Services, Inc. (dba CSI)(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	11/2029	7,443	7,398	7,443	0.2%
Computer Services, Inc. (dba CSI)(6)(9)(13)	First lien senior secured loan	S+	4.75%	11/2029	26,592	26,463	26,459	0.7%
Hg Genesis 8 Sumoco Limited(6)(11)(13)(22)	Unsecured facility	SA+	7.00% PIK	09/2027	£16,420	20,996	20,565	0.6%
Hg Genesis 9 SumoCo Limited(6)(12)(13)(22)	Unsecured facility	E+	6.25% PIK	03/2029	€9,187	10,055	9,513	0.3%
Hg Saturn Luchaco Limited(6)(11)(13)(22)	Unsecured facility	SA+	7.50% PIK	03/2026	£38,430	48,784	48,130	1.3%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	06/2030	61,704	61,090	61,396	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	09/2028	24,357	24,283	24,357	0.7%
Smarsh Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	02/2029	49,714	49,350	49,714	1.4%
Smarsh Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	S+	5.75%	02/2029	177	174	177	—%
						313,154	314,099	8.8%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(6)(8)(13)(22)	First lien senior secured loan	S+	5.25%	07/2031	120,979	119,493	120,676	3.3%
						119,493	120,676	3.3%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(6)(8)(13)	First lien senior secured loan	S+	3.50%	04/2028	4,974	4,944	5,004	0.1%
						4,944	5,004	0.1%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(8)(13)	First lien senior secured loan	S+	5.00%	12/2028	24,292	24,292	24,292	0.7%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(9)(13)(14)	First lien senior secured revolving loan	S+	5.00%	12/2027	302	302	302	—%
						24,594	24,594	0.7%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(9)(13)	First lien senior secured loan	S+	4.75%	12/2029	22,668	22,300	22,668	0.6%
PetVet Care Centers, LLC(6)(8)(13)	First lien senior secured loan	S+	6.00%	11/2030	38,858	38,514	37,206	1.0%
						60,814	59,874	1.6%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(13)	First lien senior secured loan	S+	5.75%	08/2028	114,142	113,042	112,715	3.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured delayed draw term loan	S+	5.75%	08/2028	10,467	10,165	10,282	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	5.75%	08/2026	8,155	8,085	8,002	0.2%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(8)(13)	First lien senior secured loan	S+	5.00%	08/2031	58,027	57,705	57,882	1.6%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)(14)	First lien senior secured loan	S+	6.00%	10/2028	26,955	26,602	26,483	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)(14)	First lien senior secured revolving loan	S+	6.00%	10/2027	258	237	219	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Greenway Health, LLC(6)(9)(13)	First lien senior secured loan	S+	6.75%	04/2029	8,685	8,514	8,577	0.2%
Hyland Software, Inc.(6)(8)(13)	First lien senior secured loan	S+	6.00%	09/2030	85,028	83,923	85,028	2.3%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030	61,081	59,862	60,776	1.7%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030	479	413	476	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	6.00%	06/2030	2,155	2,042	2,125	0.1%
Inovalon Holdings, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	11/2028	151,132	148,946	149,243	4.1%
Inovalon Holdings, Inc.(6)(9)(13)	Second lien senior secured loan	S+	10.50% PIK	11/2033	94,457	93,376	93,513	2.6%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(14)(22)	First lien senior secured loan	S+	6.50%	08/2026	164,732	164,030	160,614	4.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)(14)	First lien senior secured loan	S+	6.25%	03/2028	87,018	86,769	84,841	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	6.25%	03/2028	352	312	183	—%
Neptune Holdings, Inc. (dba NexTech)(6)(9)(13)	First lien senior secured loan	S+	4.75%	08/2030	4,368	4,346	4,368	0.1%
RL Datix Holdings (USA), Inc.(6)(10)(13)	First lien senior secured loan	S+	5.50%	04/2031	48,700	48,249	48,457	1.3%
RL Datix Holdings (USA), Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S+	5.50%	10/2030	1,266	1,180	1,218	—%
RL Datix Holdings (USA), Inc.(6)(11)(13)	First lien senior secured GBP term loan	SA+	5.50%	04/2031	£22,553	27,908	28,104	0.8%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)(8)(13)	First lien senior secured loan	S+	5.75%	08/2031	14,531	14,321	14,495	0.4%
						960,027	957,601	26.2%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	7.00%	09/2025	72,962	72,929	72,962	2.0%
Par Technology Corporation(6)(8)(13)	First lien senior secured loan	S+	5.00%	07/2029	19,286	19,008	19,093	0.5%
						91,937	92,055	2.5%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(13)	First lien senior secured loan	S+	6.50%	12/2026	84,045	83,727	84,045	2.3%
						83,727	84,045	2.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(6)(9)(13)(14)	First lien senior secured loan	S+	5.00%	01/2031	3,314	3,283	3,305	0.1%
QAD, Inc.(6)(8)(13)	First lien senior secured loan	S+	4.75%	11/2027	88,166	88,167	87,946	2.4%
						91,450	91,251	2.5%
Insurance
Asurion, LLC(3)(6)(8)(13)	Second lien senior secured loan	S+	5.25%	01/2028	10,833	10,702	10,555	0.3%
Diamond Insure Bidco (dba Acturis)(6)(13)	First lien senior secured EUR term loan	E+	4.25%	07/2031	€625	658	636	—%
Diamond Insure Bidco (dba Acturis)(6)(11)(13)	First lien senior secured GBP term loan	SA+	4.50%	07/2031	£2,042	2,533	2,513	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(13)	First lien senior secured loan	S+	7.50%	03/2029	1,064	1,043	1,056	—%
Integrity Marketing Acquisition, LLC(6)(9)(13)	First lien senior secured loan	S+	5.00%	08/2028	47,836	47,606	47,836	1.3%
Simplicity Financial Marketing Group Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	12/2031	3,571	3,536	3,536	0.1%
						66,078	66,132	1.8%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(6)(12)(13)(22)	First lien senior secured EUR term loan	E+	5.75%	05/2031	€25,282	26,511	26,049	0.7%
						26,511	26,049	0.7%
IT Services
Kaseya Inc.(6)(8)(13)	First lien senior secured loan	S+	5.50%	06/2029	15,865	15,644	15,865	0.4%
Kaseya Inc.(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	5.50%	06/2029	482	462	482	—%
Severin Acquisition, LLC (dba PowerSchool)(6)(8)(13)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	31,972	31,663	31,653	0.9%
Spaceship Purchaser, Inc. (dba Squarespace)(6)(9)(13)	First lien senior secured loan	S+	5.00%	10/2031	83,848	83,438	83,429	2.3%
						131,207	131,429	3.6%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(13)	First lien senior secured EUR term loan	E+	5.25%	09/2030	€3,139	3,302	3,250	0.1%
Bamboo US BidCo LLC(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	09/2030	5,498	5,498	5,498	0.2%
Creek Parent, Inc. (dba Catalent)(6)(8)(13)	First lien senior secured loan	S+	5.25%	12/2031	84,384	82,913	82,907	2.3%
						91,713	91,655	2.6%
Media
Monotype Imaging Holdings Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.50%	02/2031	59,806	59,379	59,656	1.6%
						59,379	59,656	1.6%
Multiline Retail
PDI TA Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	02/2031	8,989	8,867	8,899	0.2%
PDI TA Holdings, Inc.(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	5.50%	02/2031	1,166	1,142	1,150	—%
						10,009	10,049	0.2%
Professional Services
Certinia Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	08/2030	29,412	29,010	29,412	0.8%
CloudPay, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.50%	07/2029	9,682	9,597	9,585	0.3%
Cornerstone OnDemand, Inc.(6)(8)(13)	Second lien senior secured loan	S+	6.50%	10/2029	71,667	70,928	61,096	1.7%
Gerson Lehrman Group, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	12/2027	18,895	18,763	18,848	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)	First lien senior secured loan	S+	5.50%	06/2028	139,757	138,958	139,757	3.9%
TK Operations Ltd (dba Travelperk, Inc.)(13)(25)	First lien senior secured loan		11.50% PIK	05/2029	22,152	20,418	20,546	0.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
When I Work, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.50%	11/2027	36,277	36,116	35,008	1.0%
						323,790	314,252	8.8%
Real Estate Management & Development
Entrata, Inc.(6)(8)(13)	First lien senior secured loan	S+	5.75%	07/2030	888	877	888	—%
RealPage, Inc.(3)(6)(9)(13)	First lien senior secured loan	S+	3.75%	04/2028	35,000	34,825	35,088	1.0%
						35,702	35,976	1.0%
Systems Software
Acquia Inc.(6)(9)(14)	First lien senior secured loan	S+	7.00%	10/2025	183,111	182,696	183,111	5.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(13)(14)(22)	First lien senior secured loan	S+	5.25%	07/2030	5,711	5,689	5,711	0.2%
Arctic Wolf Networks, Inc.(13)(25)	Senior convertible notes		3.00% PIK	09/2027	127,843	159,282	159,279	4.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)(14)	First lien senior secured loan	S+	6.50%	03/2031	42,751	42,154	42,430	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(13)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	104,763	104,745	104,763	2.9%
Crewline Buyer, Inc. (dba New Relic)(6)(8)(13)	First lien senior secured loan	S+	6.75%	11/2030	94,034	92,781	92,859	2.6%
Databricks, Inc.(6)(8)(13)	First lien senior secured loan	S+	4.50%	01/2031	53,061	52,796	52,796	1.5%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	03/2028	105,727	104,218	105,727	2.9%
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(6)(10)	Second lien senior secured loan	S+	5.25%	11/2030	13,500	13,434	13,676	0.4%
Forescout Technologies, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	05/2031	66,583	66,317	66,295	1.8%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(13)(22)	First lien senior secured loan	S+	7.50%	04/2026	148,889	147,706	148,517	4.1%
Ivanti Software, Inc.(6)(9)(13)	Second lien senior secured loan	S+	7.25%	12/2028	21,000	20,633	11,550	0.3%
LogRhythm, Inc.(6)(8)(13)	First lien senior secured loan	S+	7.50%	07/2029	4,750	4,618	4,619	0.1%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S+	7.75%	02/2029	12,818	12,673	12,818	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S+	7.25%	02/2029	5,371	5,324	5,331	0.1%
Ping Identity Holding Corp.(6)(9)(13)	First lien senior secured loan	S+	4.75%	10/2029	6,413	6,403	6,413	0.2%
Rubrik, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	7.00%	08/2028	11,770	11,654	11,770	0.3%
SailPoint Technologies Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.00%	08/2029	29,853	29,387	29,853	0.8%
Securonix, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.75% (3.75% PIK)	04/2028	19,774	19,652	17,154	0.5%
Securonix, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S+	7.00%	04/2028	80	61	(391)	—%
Sitecore Holding III A/S(6)(12)(13)	First lien senior secured EUR term loan	E+	7.75% (4.25% PIK)	03/2029	€56,504	59,255	58,510	1.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Sitecore USA, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	58,456	58,111	58,456	1.6%
Sitecore Holding III A/S(6)(9)(13)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	9,696	9,639	9,696	0.3%
Talon MidCo 2 Limited(6)(8)(13)(14)(22)	First lien senior secured loan	S+	6.95%	08/2028	2,700	2,664	2,700	0.1%
						1,211,892	1,203,643	33.4%
Total non-controlled/non-affiliated portfolio company debt investments						$5,016,156	$4,987,203	137.4%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(16)(23)	Class A Common Stock		N/A	N/A	419,311	23,013	75,009	2.1%
Space Exploration Technologies Corp.(13)(16)(23)	Class C Common Stock		N/A	N/A	84,250	4,011	15,071	0.4%
						27,024	90,080	2.5%
Application Software
6Sense Insights, Inc.(13)(16)(23)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	32,116	0.9%
Alpha Partners Technology Merger Corp(2)(22)(23)	Common stock		N/A	N/A	30,000	1,000	334	—%
Alpha Partners Technology Merger Corp(2)(16)(22)(23)	Warrants		N/A	N/A	666,666	—	120	—%
AlphaSense, LLC(13)(16)(23)	Series E Preferred Shares		N/A	N/A	131,200	5,929	5,890	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(16)(25)	Preferred Stock		10.50% PIK	N/A	15,000	21,147	20,622	0.6%
EShares, Inc. (dba Carta)(16)(23)	Series E Preferred Stock		N/A	N/A	186,904	2,008	4,225	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(13)(16)(22)(23)	LP Interest		N/A	N/A	$2,281	2,285	2,862	0.1%
Bird Holding B.V. (fka MessageBird Holding B.V.)(13)(16)(22)(23)	Extended Series C Warrants		N/A	N/A	191,530	1,174	281	—%
Nylas, Inc.(16)(23)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	3,427	0.1%
Project Alpine Co-Invest Fund, LP(13)(16)(22)(23)	LP Interest		N/A	N/A	$3,644	3,646	4,785	0.1%
Saturn Ultimate, Inc.(13)(16)(23)	Common stock		N/A	N/A	5,580,593	25,008	47,930	1.3%
Simpler Postage, Inc. (dba Easypost)(13)(16)(23)	Warrants		N/A	N/A	65,694	827	827	—%
Zoro TopCo, Inc.(9)(13)(16)	Series A Preferred Equity	S+	9.50% PIK	N/A	7,114	9,017	9,236	0.3%
Zoro TopCo, L.P.(13)(16)(23)	Class A Common Units		N/A	N/A	592,872	5,929	6,455	0.2%
						133,045	139,110	3.9%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(6)(9)(13)(16)	Series A Preferred Units	S+	8.25%	N/A	—	69	40	—%
Dodge Construction Network Holdings, L.P.(13)(16)(23)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	474	—%
						2,910	514	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(16)(22)(23)	LP Interest		N/A	N/A	$15,000	15,256	18,078	0.5%
						15,256	18,078	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(16)(22)(23)	LLC Interest		N/A	N/A	$1,487	1,487	1,667	—%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(16)(22)(23)	LLC Interest		N/A	N/A	$1,422	1,425	1,781	—%
Amergin Asset Management, LLC(13)(16)(22)(23)	Class A Units		N/A	N/A	25,000,000	—	778	—%
Brex, Inc.(16)(23)	Preferred Stock		N/A	N/A	143,943	5,012	2,885	0.1%
						7,924	7,111	0.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)(16)(23)	Class A Interest		N/A	N/A	159	1,585	1,797	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(16)(25)	Series A Preferred Stock		15.00% PIK	N/A	4,419	5,046	4,749	0.1%
						6,631	6,546	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(13)(16)(22)(23)	LP Interest		N/A	N/A	$1,270	1,043	1,297	—%
Minerva Holdco, Inc.(13)(16)(25)	Senior A Preferred Stock		10.75% PIK	N/A	50,000	67,422	65,937	1.8%
WP Irving Co-Invest, L.P.(13)(16)(22)(23)	Partnership Units		N/A	N/A	1,250,000	976	1,276	—%
						69,441	68,510	1.8%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(13)(16)(25)	Series A Preferred Stock		10.00% PIK	N/A	25,000	29,446	30,919	0.9%
						29,446	30,919	0.9%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(16)(23)	Senior Preferred Class D Units		N/A	N/A	4,126,175	50,025	39,463	1.1%
Klaviyo, Inc.(2)(16)(23)	Series B Common Stock		N/A	N/A	1,078,770	36,027	44,488	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(16)(22)(23)	Series E Preferred Stock		N/A	N/A	19,499	42,496	37,998	1.0%
						128,548	121,949	3.3%
IT Services
E2Open Parent Holdings, Inc.(2)(22)(23)	Class A Common Stock		N/A	N/A	1,650,943	17,504	4,392	0.1%
JumpCloud, Inc.(16)(23)	Series B Preferred Stock		N/A	N/A	756,590	4,531	639	—%
JumpCloud, Inc.(16)(23)	Series F Preferred Stock		N/A	N/A	6,679,245	40,017	28,343	0.8%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(6)(10)(13)(16)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	7,500	10,266	10,405	0.3%
Replicated, Inc.(16)(23)	Series C Preferred Stock		N/A	N/A	1,277,832	20,008	10,502	0.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(13)(16)(25)	Senior Preferred Stock	11.25% PIK	N/A	57,231	80,541	79,680	2.2%
					172,867	133,961	3.7%
Pharmaceuticals
XOMA Corporation(13)(16)(23)	Warrants	N/A	N/A	12,000	82	139	—%
					82	139	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(13)(16)(23)	Class A Common Stock	N/A	N/A	70,000	7,000	3,827	0.1%
CloudPay, Inc.(13)(16)(22)(25)	Series E Preferred Stock	13.50% PIK	N/A	39,109	8,896	8,896	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(16)(25)	Series A Preferred Stock	10.50% PIK	N/A	28,000	38,428	30,743	0.8%
Thunder Topco L.P. (dba Vector Solutions)(13)(16)(23)	Common Units	N/A	N/A	7,857,410	7,857	9,348	0.3%
TravelPerk, Inc.(13)(16)(23)	Warrants	N/A	N/A	71,940	1,534	1,534	—%
Vestwell Holdings, Inc.(13)(16)(23)	Series D Preferred Stock	N/A	N/A	152,175	3,020	3,000	0.1%
					66,735	57,348	1.5%
Road & Rail
Bolt Technology OÜ(16)(22)(23)	Preferred Stock	N/A	N/A	43,478	11,318	9,999	0.3%
					11,318	9,999	0.3%
Systems Software
Algolia, Inc.(16)(23)	Series D Preferred Stock	N/A	N/A	136,776	4,000	3,027	0.1%
Algolia, Inc.(16)(23)	Series C Preferred Stock	N/A	N/A	970,281	10,000	17,523	0.5%
Arctic Wolf Networks, Inc.(16)(23)	Preferred Stock	N/A	N/A	3,032,840	25,036	26,901	0.7%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(13)(16)(23)	Common Units	N/A	N/A	12,692,160	12,692	19,053	0.5%
Circle Internet Services, Inc.(16)(23)	Warrants	N/A	N/A	358,412	—	786	—%
Circle Internet Services, Inc.(16)(23)	Series D Preferred Stock	N/A	N/A	2,934,961	15,000	16,478	0.5%
Circle Internet Services, Inc.(16)(23)	Series E Preferred Stock	N/A	N/A	821,806	6,917	5,675	0.2%
Circle Internet Services, Inc.(16)(23)	Series F Preferred Stock	N/A	N/A	75,876	1,500	879	—%
Circle Internet Services, Inc.(16)(23)	Subordinated Convertible Security	N/A	N/A	758,882	759	759	—%
Elliott Alto Co-Investor Aggregator L.P.(13)(16)(22)(23)	LP Interest	N/A	N/A	1,567	1,577	2,441	0.1%
Excalibur CombineCo, L.P.(13)(16)(23)	Class A Units	N/A	N/A	3,340,668	99,452	75,296	2.1%
Halo Parent Newco, LLC(13)(16)(25)	Class H PIK Preferred Equity	11.00% PIK	N/A	5,000	6,826	5,138	0.1%
HARNESS INC.(16)(23)(26)	Series D Preferred Stock	N/A	N/A	1,022,648	9,169	9,198	0.3%
Illumio, Inc.(16)(23)	Common stock	N/A	N/A	358,365	2,432	1,487	—%
Illumio, Inc.(16)(23)	Series F Preferred Stock	N/A	N/A	2,483,618	16,684	15,502	0.4%
Project Hotel California Co-Invest Fund, L.P.(13)(16)(22)(23)	LP Interest	N/A	N/A	$2,685	2,687	3,092	0.1%
Securiti, Inc.(13)(16)(23)	Series C Preferred Shares	N/A	N/A	2,525,571	20,016	20,000	0.6%
					234,747	223,235	6.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(16)(23)	Warrants		N/A	N/A	299,216	1,625	14	—%
						1,625	14	—%
Total non-controlled/non-affiliated portfolio company equity investments						$907,599	$907,513	24.8%
Total non-controlled/non-affiliated portfolio company investments						$5,923,755	$5,894,716	162.2%

Non-controlled/affiliated portfolio company investments(20)
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(9)(13)(20)(24)	First lien senior secured revolving loan	S+	6.25%	03/2027	$4,495	$4,495	$2,888	0.1%
Walker Edison Furniture Company LLC(6)(9)(13)(14)(20)(24)	First lien senior secured delayed draw term loan	S+	6.75% PIK	03/2027	4,527	4,214	556	—%
Walker Edison Furniture Company LLC(6)(9)(13)(20)(24)	First lien senior secured loan	S+	6.75% PIK	03/2027	11,090	8,621	1,497	—%
						17,330	4,941	0.1%
IT Services
Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	4.50% (1.50% PIK)	08/2029	30,474	30,474	30,474	0.8%
Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	7.50% PIK	08/2029	31,336	31,336	31,336	0.9%
						$61,810	$61,810	1.7%
Total non-controlled/affiliated portfolio company debt investments						$79,140	$66,751	1.8%

Equity Investments
Insurance
Fifth Season Investments LLC(13)(16)(18)(20)	Class A Units		N/A	N/A	8	56,660	62,517	1.7%
						56,660	62,517	1.7%
Internet & Direct Marketing Retail
Signifyd Inc.(16)(20)(25)	Preferred equity		9.00% PIK	N/A	2,755,121	139,190	126,065	3.5%
Walker Edison Holdco LLC(13)(16)(20)(23)	Common Units		N/A	N/A	98,319	9,500	—	—%
						148,690	126,065	3.5%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(13)(16)(20)(23)	Common stock		N/A	N/A	10,119,090	26,850	26,850	0.7%
						26,850	26,850	0.7%
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(16)(20)(22)	Preferred equity		N/A	N/A	$3,053	3,116	3,093	0.1%
LSI Financing LLC(13)(14)(16)(20)(22)(23)	Common Equity		N/A	N/A	61,865,108	61,865	61,677	1.7%
						64,981	64,770	1.8%
Systems Software
Help HP SCF Investor, LP(13)(16)(20)(23)	LP Interest		N/A	N/A	$59,333	59,385	60,350	1.7%
						59,385	60,350	1.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)		Fair Value		Percentage of Net Assets
Total non-controlled/affiliated portfolio company equity investments					$356,566		$340,552		9.5%
Total non-controlled/affiliated portfolio company investments					$435,706		$407,303		11.3%

Controlled/affiliated portfolio company investments(21)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(14)(16)(21)(22)(23)	LLC Interest	N/A	N/A	122,996	75,294		106,443		2.9%
					75,294		106,443		2.9%
Joint Ventures
Blue Owl Credit SLF LLC(13)(16)(18)(21)(22)(23)	LLC Interest	N/A	N/A	$947	$949		$947		—%
					949		947		—%
Total controlled/affiliated portfolio company equity investments					$76,243		$107,390		2.9%
Total controlled/affiliated portfolio company investments					$76,243		$107,390		2.9%

Total non-controlled/non-affiliated misc. debt commitments(14)(27)(Note 7)					$(2,583)	(1,943)	$(1,943)	-0.001	(0.1)%
Total Investments					$6,433,121		$6,407,466		176.3%
________________
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of December 31, 2024, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $15.8 million based on a tax cost basis of $6.42 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $203.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $188.0 million.
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
(7)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 16 for additional information on our restricted securities.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(11)The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(13)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(14)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$38,460	$(30)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	4,528	(23)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	5,549	(55)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	5,477	(55)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	53	149	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,912	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	642	3,205	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	1,372	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	454	315	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,530	21,744	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	1,992	(5)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	11,939	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	4,773	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	550	5,376	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	419	1,062	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	426	1,494	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	479	7,903	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	7,236	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,714	(143)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	184	703	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	15,152	17,117	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	13,448	(34)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	1,030	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	8,834	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	1,145	3,768	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,166	922	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(166)
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	12,649	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	4,602	8,313	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	10,985	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	1,376	76	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	1,406	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	6,693	(33)
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	412	17,285	(25)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	952	(5)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	5,524	5,524	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,991	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	11,978	(30)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	12,922	—
Non-controlled/non-affiliated - revolving debt commitments
Acquia Inc.	First lien senior secured revolving loan	10/2025	6,602	5,187	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	16,028	(40)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	2,830	(28)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	3,542	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	273	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,794	(14)
Associations, Inc.	First lien senior secured revolving loan	7/2028	1,541	1,541	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	909	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	4,750	(36)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	9,028	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	8,155	4,077	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	34	56	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	2,338	4,450	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	2,941	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	4,664	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	12,116	(212)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(118)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	4,981	(12)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	5,348	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	103	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	4,651	2,827	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	9,517	(44)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	593	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	2,933	2,700	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	956	(2)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	258	1,953	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	274	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	4,799	(36)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	25,000	(63)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	4,070	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,155	3,832	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,422	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	352	6,418	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	302	1,208	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	239	709	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	3,101	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	7,654	(19)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(13)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	968	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	860	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(6)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,435	(27)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	7,369	(18)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	588	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	1,602	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	918	(9)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(228)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	643	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	341	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(29)
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	7,871	(20)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,266	8,352	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	1,406	(4)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	4,016	(40)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	476	(5)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	177	265	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	9,982	(50)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	1,682	(8)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	(60)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	2,500	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,605	(196)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,321	—
Non-controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	3,256	730	—
Non-controlled/affiliated revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Non-controlled/non-affiliated equity
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,487	3,280	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,422	1,525	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	61,865	1,275	—
Total Portfolio Company Commitments			$151,910	$608,337	$(1,943)
*Fully funded
(15)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $1.35 billion or 37.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 1, 2019
Excalibur CombineCo, L.P.	Class A Units	July 2, 2024
Fifth Season Investments LLC	Class A Units	July 18, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
Harness, Inc.	Junior Preferred Stock	May 24, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	August 27, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
JumpCloud, Inc.	Series F Preferred Stock	September 3, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Klaviyo, Inc.	Series B Common Stock	May 4, 2021
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 9, 2021
LSI Financing 1 DAC	Series 1 Notes	December 14, 2022
LSI Financing LLC	Common Equity	November 25, 2024
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
Nylas, Inc.	Series C Preferred Stock	June 3, 2021
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	Ordinary Shares	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Signifyd Inc.	Preferred equity	April 8, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 25, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 25, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 1, 2024
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)
(17)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(18)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See Note 5 “Debt”.
(19)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(20)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the period ended December 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2024	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Fifth Season Investments LLC	$43,904	$32,382	$(19,626)	$5,857	$—	$—	$62,517	$—	$6,673	$—
Help HP SCF Investor, LP	67,221	6	—	(6,877)	—	—	60,350	—	—	—
LSI Financing LLC	—	83,915	(22,050)	(188)	—	—	61,677	—	324	—
LSI Financing 1 DAC	12,992	4,953	(15,403)	(618)	1,169	—	3,093	—	64	—
Pluralsight, LLC	—	88,660	—	—	—	—	88,660	2,449	—	32
Signifyd Inc.	110,500	11,707	(40)	3,898	—	—	126,065	—	11,702	—
Split Software, Inc.	22,484	—	(13,139)	7,520	(16,865)	—	—	—	—	—
Walker Edison Furniture Company LLC	14,992	3,446	—	(13,497)	—	—	4,941	—	—	10
Total	$272,093	$225,069	$(70,258)	$(3,905)	$(15,696)	$—	$407,303	$2,449	$18,763	$42
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
(21)As defined in the 1940 act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended December 31, 2024 were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2024	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Blue Owl Credit SLF LLC	$—	$2,618	$(1,669)	$(2)	$—	$—	$947	$—	$27	$—
Revolut Ribbit Holdings, LLC	66,509	32	—	39,902	—	—	106,443	—	—	—
Total	$66,509	$2,650	$(1,669)	$39,900	$—	$—	$107,390	$—	$27	$—
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
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 14.2% of total assets as calculated in accordance with the regulatory requirements.
(23)Non-income producing investment.
(24)Loan was on non-accrual status as of December 31, 2024.
(25)Contains a fixed-rate structure.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)
(26)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(27)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(9)(14)(15)	First lien senior secured loan	SR +	5.75%	09/2029	7,252	7,118	7,198	0.2%
Peraton Corp.(3)(6)(9)(14)	Second lien senior secured loan	SR +	7.75%	02/2029	84,551	83,621	83,916	2.4%
					91,803	90,739	91,114	2.6%
Application Software
Anaplan, Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.50%	06/2029	49,219	48,808	49,219	1.4%
Armstrong Bidco Limited(6)(11)(14)(24)	First lien senior secured loan	SA +	5.25%	06/2029	£8,087	9,741	10,232	0.3%
Avalara, Inc.(6)(9)(14)	First lien senior secured loan	SR +	7.25%	10/2028	9,091	8,975	9,045	0.3%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(14)(15)	First lien senior secured loan	SR +	5.50%	08/2027	79,556	78,199	76,616	2.2%
CivicPlus, LLC(6)(9)(14)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	67,293	66,843	67,293	1.9%
CivicPlus, LLC(6)(9)(14)	First lien senior secured revolving loan	SR +	6.00%	08/2027	1,586	1,556	1,586	—%
Community Brands ParentCo, LLC(6)(8)(14)	First lien senior secured loan	SR +	5.50%	02/2028	12,527	12,342	12,402	0.4%
Coupa Holdings, LLC(6)(8)(14)	First lien senior secured loan	SR +	7.50%	02/2030	785	767	770	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(8)(14)	Unsecured notes	SR +	11.75% PIK	06/2034	39,383	38,565	39,284	1.1%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(14)	First lien senior secured loan	SR +	5.50%	09/2028	76,649	75,525	75,499	2.1%
Diligent Corporation(6)(9)(15)	First lien senior secured loan	SR +	6.25%	08/2025	25,446	25,060	25,118	0.7%
Fullsteam Operations, LLC(6)(9)(14)(15)	First lien senior secured loan	SR +	8.25%	11/2029	11,602	11,201	11,197	0.3%
Gainsight, Inc.(6)(9)(14)(15)	First lien senior secured loan	SR +	6.75% PIK	07/2027	64,490	63,833	63,818	1.8%
Granicus, Inc.(6)(9)(14)	First lien senior secured loan	SR +	5.50%	01/2027	35,152	34,686	35,064	1.0%
Granicus, Inc.(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	01/2027	546	514	539	—%
Grayshift, LLC(6)(8)(14)(24)	First lien senior secured loan	SR +	8.00%	07/2028	21,062	20,819	20,747	0.6%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(14)	First lien senior secured loan	SR +	5.50%	05/2026	49,021	48,785	48,899	1.4%
MessageBird BidCo B.V.(6)(8)(14)(24)	First lien senior secured loan	SR +	6.75%	05/2027	60,000	59,172	59,850	1.7%
Ministry Brands Holdings, LLC(6)(8)(14)	First lien senior secured loan	SR +	5.50%	12/2028	8,309	8,183	8,143	0.2%
Ministry Brands Holdings, LLC(6)(8)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	12/2027	393	383	378	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(14)(15)	First lien senior secured loan	SR +	5.75%	03/2028	10,743	10,566	10,610	0.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(14)	First lien senior secured loan	SR +	5.75%	04/2027	40,625	40,064	40,625	1.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2026	313	287	313	—%
Zendesk, Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.25% (3.25% PIK)	11/2028	53,033	52,152	52,370	1.5%
					724,911	717,026	719,617	20.4%
Banks
Finastra USA, Inc.(6)(10)(14)(24)	First lien senior secured loan	SR +	7.25%	09/2029	72,084	71,363	71,363	2.0%
Finastra USA, Inc.(6)(8)(14)(15)(24)	First lien senior secured revolving loan	SR +	7.25%	09/2029	1,979	1,904	1,904	0.1%
					74,063	73,267	73,267	2.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(14)	First lien senior secured loan	SR +	6.50%	11/2027	54,261	53,822	54,261	1.5%
EET Buyer, Inc. (dba e-Emphasys)(6)(10)(14)(15)	First lien senior secured revolving loan	SR +	6.50%	11/2027	1,070	1,030	1,070	—%
					55,331	54,852	55,331	1.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(8)(14)(15)	First lien senior secured loan	SR +	6.25%	05/2028	838	824	830	—%
					838	824	830	—%
Consumer Finance
Affirm, Inc.(3)(14)(24)(25)	Senior convertible notes		N/A	11/2026	25,000	19,180	20,455	0.6%
					25,000	19,180	20,455	0.6%
Diversified Consumer Services
Litera Bidco LLC(6)(8)(14)	First lien senior secured loan	SR +	5.25%	05/2026	151,852	150,878	151,852	4.3%
Relativity ODA LLC(6)(8)(14)	First lien senior secured loan	SR +	6.50%	05/2027	131,681	130,621	131,681	3.7%
Transact Holdings Inc.(3)(6)(8)(14)	First lien senior secured loan	SR +	4.25%	04/2026	8,521	8,472	8,521	0.2%
					292,054	289,971	292,054	8.2%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(27)	First lien senior secured loan		12.00% PIK	07/2030	2,196	2,196	2,196	0.1%
AAM Series 2.1 Aviation Feeder, LLC(14)(27)	First lien senior secured loan		12.00% PIK	11/2030	2,609	2,609	2,609	0.1%
BTRS HOLDINGS INC.(6)(9)(14)(15)	First lien senior secured loan	SR +	8.00%	12/2028	874	852	861	—%
BTRS HOLDINGS INC.(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	7.25%	12/2028	22	20	21	—%
Computer Services, Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.75%	11/2029	1,160	1,140	1,158	—%
Hg Genesis 8 Sumoco Limited(6)(11)(14)(24)	Unsecured facility	SA +	6.00% PIK	09/2025	£64,840	85,302	82,658	2.3%
Hg Genesis 9 SumoCo Limited(6)(12)(14)(24)	Unsecured facility	E +	7.00% PIK	03/2027	€8,247	9,027	9,110	0.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Hg Saturn Luchaco Limited(6)(11)(14)(24)	Unsecured facility	SA +	7.50% PIK	03/2026	£105,882	142,649	134,978	3.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(14)	First lien senior secured loan	SR +	5.75%	09/2025	24,607	24,453	24,484	0.7%
Smarsh Inc.(6)(9)(14)(15)	First lien senior secured loan	SR +	5.75%	02/2029	49,714	49,278	49,590	1.4%
					260,151	317,526	307,665	8.7%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(10)(14)(20)(24)	First lien senior secured loan	SR +	6.50%	07/2028	50,000	49,598	49,750	1.5%
					50,000	49,598	49,750	1.5%
Energy Equipment & Services
3ES Innovation Inc. (dba Aucerna)(6)(9)(14)(24)	First lien senior secured loan	SR +	6.75%	05/2025	70,601	70,324	70,601	2.0%
Project Power Buyer, LLC (dba PEC-Veriforce)(6)(9)(14)	First lien senior secured loan	SR +	7.00%	05/2026	51,972	51,680	51,712	1.5%
3ES Innovation Inc. (dba Aucerna)(6)(9)(14)(24)	First lien senior secured revolving loan	SR +	6.75%	05/2025	3,000	2,987	3,000	0.1%
					125,573	124,991	125,313	3.6%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(8)(14)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	24,164	23,764	23,923	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(8)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	12/2027	272	250	257	—%
					24,436	24,014	24,180	0.7%
Health Care Providers & Services
KWOL Acquisition Inc.(6)(10)(14)(15)	First lien senior secured loan	SR +	6.25%	12/2029	22,516	22,033	22,029	0.6%
PetVet Care Centers, LLC(6)(8)(14)	First lien senior secured loan	SR +	6.00%	11/2030	39,250	38,863	38,838	1.1%
					61,766	60,896	60,867	1.7%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(14)	First lien senior secured loan	SR +	5.75%	08/2028	121,316	119,884	119,799	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	08/2026	3,805	3,694	3,653	0.1%
Datix Bidco Limited (dba RLDatix)(6)(11)(14)(24)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£638	869	813	—%
Datix Bidco Limited (dba RLDatix)(6)(11)(14)(24)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£6,667	9,066	8,499	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(14)(15)	First lien senior secured loan	SR +	5.75%	10/2028	27,233	26,826	26,825	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	10/2027	1,327	1,299	1,294	—%
Greenway Health, LLC(6)(10)(14)	First lien senior secured loan	SR +	6.75%	04/2029	8,751	8,490	8,489	0.2%
Hyland Software, Inc.(6)(8)(14)	First lien senior secured loan	SR +	6.00%	09/2030	85,887	84,635	84,599	2.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Imprivata, Inc.(6)(9)(14)	Second lien senior secured loan	SR +	6.25%	12/2028	17,647	17,470	17,647	0.5%
Indikami Bidco, LLC(6)(8)(14)	First lien senior secured loan	SR +	6.00%	12/2030	47,897	46,823	46,820	1.3%
Inovalon Holdings, Inc.(6)(8)(14)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	137,232	134,800	135,516	3.8%
Inovalon Holdings, Inc.(6)(8)(14)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	82,583	81,449	81,757	2.3%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(14)(24)	First lien senior secured loan	SR +	6.50%	08/2026	166,318	165,220	161,744	4.6%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(14)	First lien senior secured loan	SR +	7.00%	12/2026	84,580	84,217	83,311	2.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,843	2,811	2,742	0.1%
Neptune Holdings, Inc. (dba NexTech)(6)(10)(14)	First lien senior secured loan	SR +	6.00%	08/2030	4,412	4,305	4,301	0.1%
RL Datix Holdings (USA), Inc.(6)(10)(14)(17)(24)	First lien senior secured delayed draw term loan	SR +	4.50%	04/2025	14,600	14,440	14,600	0.4%
RL Datix Holdings (USA), Inc.(6)(10)(14)(15)(24)	First lien senior secured revolving loan	SR +	4.50%	10/2024	1,222	1,204	1,222	—%
RL Datix Holdings (USA), Inc.(6)(10)(14)(24)	Second lien senior secured loan	SR +	7.75%	04/2026	22,333	22,029	22,333	0.6%
					837,291	829,531	825,964	23.2%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(14)	First lien senior secured loan	SR +	7.00%	02/2025	76,739	76,538	76,356	2.2%

					76,739	76,538	76,356	2.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(14)	First lien senior secured loan	SR +	7.50% PIK	12/2026	78,695	78,233	78,695	2.2%

					78,695	78,233	78,695	2.2%
Industrial Conglomerates
QAD, Inc.(6)(8)(14)	First lien senior secured loan	SR +	5.38%	11/2027	87,021	85,807	85,716	2.4%
					87,021	85,807	85,716	2.4%
Insurance
Asurion, LLC(3)(6)(8)(14)	Second lien senior secured loan	SR +	5.25%	01/2028	10,833	10,666	10,300	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(14)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	—%
Integrity Marketing Acquisition, LLC(6)(9)(14)	First lien senior secured loan	SR +	5.80%	08/2026	39,676	39,577	39,676	1.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(6)(9)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,030	960	1,030	—%
					52,448	52,091	51,901	1.4%
IT Services
Kaseya Inc.(6)(9)(14)(15)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	15,802	15,534	15,762	0.4%
Kaseya Inc.(6)(8)(14)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2029	239	224	236	—%
Pluralsight, LLC(6)(9)(14)(15)	First lien senior secured loan	SR +	8.00%	04/2027	167,264	166,275	161,756	4.6%
					183,305	182,033	177,754	5.0%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(9)(14)	First lien senior secured loan	SR +	6.00%	09/2030	4,923	4,779	4,775	0.1%
Bamboo US BidCo LLC(6)(12)(14)	First lien senior secured EUR term loan	E +	6.00%	09/2030	€3,063	3,148	3,282	0.1%
Bamboo US BidCo LLC(6)(8)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025	53	41	40	—%
					8,039	7,968	8,097	0.2%
Pharmaceuticals
XRL 1 LLC (f/k/a XOMA)(14)(27)	First lien senior secured loan		9.88%	12/2038	13,000	12,725	12,708	0.4%
					13,000	12,725	12,708	0.4%
Professional Services
Certinia, Inc.(6)(10)(14)	First lien senior secured loan	SR +	7.25%	08/2029	22,059	21,639	21,618	0.6%
Cornerstone OnDemand, Inc.(6)(8)(14)	Second lien senior secured loan	SR +	6.50%	10/2029	71,667	70,816	67,367	1.9%
Gerson Lehrman Group, Inc.(6)(9)(14)	First lien senior secured loan	SR +	5.25%	12/2024	80,348	80,125	80,348	2.3%
Motus Group, LLC(6)(8)(14)	Second lien senior secured loan	SR +	6.50%	12/2029	17,868	17,723	17,689	0.5%
Proofpoint, Inc.(3)(6)(8)(14)	Second lien senior secured loan	SR +	6.25%	08/2029	55,000	54,786	55,413	1.6%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(14)	First lien senior secured loan	SR +	5.75%	06/2028	140,839	139,842	140,134	4.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(14)(15)	First lien senior secured revolving loan	SR +	5.75%	06/2027	6,637	6,559	6,581	0.2%
When I Work, Inc.(6)(9)(14)	First lien senior secured loan	SR +	7.00% PIK	11/2027	33,813	33,604	33,221	0.9%
					428,231	425,094	422,371	12.0%
Real Estate Management & Development
Entrata, Inc.(6)(8)(14)	First lien senior secured loan	SR +	6.00%	07/2030	897	885	884	—%
REALPAGE, INC.(3)(6)(8)(14)	Second lien senior secured loan	SR +	6.50%	04/2029	52,500	51,920	52,369	1.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
					53,397	52,805	53,253	1.5%
Systems Software
Acquia Inc.(6)(10)(15)	First lien senior secured loan	SR +	7.00%	10/2025	182,309	181,421	182,309	5.2%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(14)(15)(24)	First lien senior secured loan	SR +	6.75%	07/2030	4,706	4,576	4,582	0.1%
Arctic Wolf Networks, Inc.(14)(27)	Senior convertible notes	N/A	3.00% PIK	09/2027	124,092	141,700	141,377	4.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(14)	First lien senior secured loan	SR +	7.50% PIK	10/2028	178,644	176,263	176,413	5.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(14)(15)	First lien senior secured revolving loan		6.75%	10/2027	2,339	2,174	2,193	0.1%
Crewline Buyer, Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.75%	11/2030	90,566	89,227	89,208	2.5%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(14)	First lien senior secured loan	SR +	5.75%	03/2028	78,494	77,184	78,102	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(9)(14)	Second lien senior secured loan	SR +	7.25%	12/2028	20,000	19,931	20,000	0.6%
Exabeam, Inc.(27)	First lien senior secured loan	—%	12.00%	05/2028	40,000	39,640	30,400	0.9%
Forescout Technologies, Inc.(6)(9)(14)	First lien senior secured loan	SR +	8.00%	08/2026	69,292	68,870	69,638	2.0%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(14)(24)	First lien senior secured loan	SR +	7.50%	04/2026	148,889	146,888	148,889	4.2%
Ivanti Software, Inc.(3)(6)(9)(14)	Second lien senior secured loan		7.25%	12/2028	21,000	20,560	16,800	0.5%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(14)	First lien senior secured loan	SR +	7.50%	02/2029	12,818	12,647	12,690	0.4%
Ping Identity Holding Corp.(6)(8)(14)	First lien senior secured loan	SR +	7.00%	10/2029	909	897	905	—%
Rubrik, Inc.(6)(9)(14)	First lien senior secured term loan	SR +	7.00%	08/2028	10,394	10,268	10,290	0.3%
SailPoint Technologies Holdings, Inc.(6)(8)(14)	First lien senior secured loan	SR +	6.00%	08/2029	45,640	44,815	45,298	1.3%
Securonix, Inc.(6)(9)(14)	First lien senior secured loan	SR +	6.00%	04/2028	19,774	19,622	18,538	0.5%
Sitecore Holding III A/S(6)(13)(14)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€53,086	55,526	58,201	1.6%
Sitecore Holding III A/S(6)(10)(14)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	9,035	8,969	8,968	0.3%
Sitecore USA, Inc.(6)(10)(14)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	54,474	54,070	54,065	1.5%
Talon MidCo 2 Limited(6)(9)(14)(24)	First lien senior secured loan	SR +	7.69%	08/2028	2,650	2,607	2,617	0.1%
Rubrik, Inc.(6)(9)(14)(15)(17)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2028	147	130	132	—%
					1,169,258	1,177,985	1,171,615	33.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Thrifts & Mortgage Finance
Blend Labs, Inc.(6)(8)(14)	First lien senior secured loan	SR +	7.50%	06/2026	70,000	69,043	68,250	1.9%
					70,000	69,043	68,250	1.9%
Total non-controlled/non-affiliated portfolio company debt investments					$4,843,350	$4,872,737	$4,853,123	137.3%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(14)(18)(25)	Class A Common Stock		N/A	N/A	419,311	23,013	38,576	1.1%
Space Exploration Technologies Corp.(14)(18)(25)	Class C Common Stock		N/A	N/A	84,250	4,011	7,750	0.2%
						27,024	46,326	1.3%
Application Software
6Sense Insights, Inc.(14)(18)(25)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	33,456	0.9%
Alpha Partners Technology Merger Corp(24)(25)	Sponsor Shares		N/A	N/A	100,000	1,000	—	—%
Alpha Partners Technology Merger Corp(24)(25)	Common Stock Warrants		N/A	N/A	666,666	—	—	—%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(14)(18)(27)	Preferred Stock		10.50% PIK	N/A	15,000	19,044	18,481	0.5%
EShares, Inc. (dba Carta)(18)(25)	Series E Preferred Stock		N/A	N/A	186,904	2,008	8,309	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(14)(18)(24)(25)	LP Interest		N/A	N/A	2,281	2,285	2,472	0.1%
MessageBird Holding B.V.(14)(18)(24)(25)	Extended Series C Warrants		N/A	N/A	191,530	1,174	225	—%
Nylas, Inc.(18)(25)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	7,906	0.2%
Project Alpine Co-Invest Fund, LP(14)(18)(24)(25)	LP Interest		N/A	N/A	3,644	3,646	4,306	0.1%
Saturn Ultimate, Inc.(14)(18)(25)	Common stock		N/A	N/A	5,580,593	25,008	49,121	1.4%
Zoro TopCo, Inc.(14)(18)(27)	Series A Preferred Equity		12.50% PIK	N/A	7,114	7,675	7,791	0.2%
Zoro TopCo, L.P.(14)(18)(25)	Class A Common Units		N/A	N/A	592,872	5,929	6,455	0.2%
						122,844	138,522	3.8%
Capital Markets
Robinhood Markets, Inc.(2)(14)(24)(25)	Common stock		N/A	N/A	2,416,000	64,335	30,780	0.9%
						64,335	30,780	0.9%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(14)(18)	Series A Preferred Units		8.25%	N/A	—	69	49	—%
Dodge Construction Network Holdings, L.P.(14)(18)(25)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	2,281	0.1%
						2,910	2,330	0.1%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(18)(24)(25)	LP Interest		N/A	N/A	15,000	15,217	18,110	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
					15,217	18,110	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(15)(18)(24)(25)	LLC Interest	N/A	N/A	1,406	1,405	1,406	—%
AAM Series 2.1 Aviation Feeder, LLC(14)(15)(18)(24)(25)	LLC Interest	N/A	N/A	1,750	1,751	1,750	—%
Amergin Asset Management, LLC(14)(18)(24)(25)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Brex, Inc.(18)(25)	Preferred Stock	N/A	N/A	143,943	5,012	3,220	0.1%
					8,168	6,376	0.1%
Health Care Providers & Services
KWOL Acquisition Inc.(14)(18)(25)	Common stock	N/A	N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet)(14)(18)(27)	Series A Preferred Stock	15.00% PIK	N/A	4,419,037	4,332	4,331	0.1%
					5,917	5,916	0.2%
Health Care Technology
BEHP Co-Investor II, L.P.(14)(18)(24)(25)	LP Interest	N/A	N/A	1,270	1,266	1,278	—%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(14)(18)(27)	Series A Preferred Stock	10.75% PIK	N/A	50,000	58,753	57,797	1.6%
WP Irving Co-Invest, L.P.(14)(18)(24)(25)	Partnership Units	N/A	N/A	1,250,000	1,267	1,258	—%
					61,286	60,333	1.6%
Hotels, Restaurants & Leisure
Toast, Inc.(18)(25)	Warrants	N/A	N/A	5,762,612	36,254	46,428	1.3%
Toast, Inc.(2)(25)	Common stock	N/A	N/A	322,578	6,398	5,890	0.2%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(14)(18)(27)	Series A Preferred Stock	6.00% PIK	N/A	25,000	28,302	28,019	0.8%
					70,954	80,337	2.3%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(18)(25)	Senior Preferred Class D Units	N/A	N/A	4,126,175	50,025	41,170	1.2%
Klaviyo, Inc.(2)(18)(25)	Common stock	N/A	N/A	1,198,270	40,018	31,457	0.9%
Linked Store Cayman Ltd. (dba Nuvemshop)(14)(18)(24)(25)	Series E Preferred Stock	N/A	N/A	19,499	42,496	35,738	1.0%
					132,539	108,365	3.1%
IT Services
E2Open Parent Holdings, Inc.(2)(24)(25)	Class A Common Stock	N/A	N/A	1,650,943	17,504	7,248	0.2%
JumpCloud, Inc.(18)(25)	Series B Preferred Stock	N/A	N/A	756,590	4,531	1,995	0.1%
JumpCloud, Inc.(18)(25)	Series F Preferred Stock	N/A	N/A	6,679,245	40,017	34,491	1.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(18)(27)	Perpetual Preferred Stock	11.75% PIK	N/A	7,500	8,266	8,404	0.2%
Replicated, Inc.(18)(25)	Series C Preferred Stock	N/A	N/A	1,277,832	20,008	12,747	0.4%
WMC Bidco, Inc. (dba West Monroe)(14)(18)(27)	Senior Preferred Stock	11.25% PIK	N/A	57,231	71,658	68,634	1.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
						161,984	133,519	3.8%
Pharmaceuticals
XOMA Corporation(14)(18)(25)	Warrants		N/A	N/A	12,000	82	82	—%
						82	82	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(14)(18)(25)	Class A Common Stock		N/A	N/A	70,000	7,000	5,487	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(14)(18)(27)	Series A Preferred Stock		10.50% PIK	N/A	28,000	32,793	29,769	0.9%
Thunder Topco L.P. (dba Vector Solutions)(14)(18)(25)	Common Units		N/A	N/A	7,857,410	7,857	8,720	0.3%
Vestwell Holdings, Inc.(14)(18)(25)	Series D Preferred Stock		N/A	N/A	152,175	3,000	3,000	0.1%
						50,650	46,976	1.5%
Road & Rail
Bolt Technology OÜ(18)(24)(25)	Preferred Stock		N/A	N/A	43,478	11,318	10,667	0.3%
						11,318	10,667	0.3%
Systems Software
Algolia, Inc.(18)(25)	Series C Preferred Stock		N/A	N/A	970,281	10,000	24,314	0.7%
Algolia, Inc.(18)(25)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,790	0.1%
Arctic Wolf Networks, Inc.(18)(25)	Preferred Stock		N/A	N/A	3,032,840	25,036	31,387	0.9%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(14)(18)(25)	Common Units		N/A	N/A	12,692,160	12,692	13,841	0.4%
Circle Internet Services, Inc.(18)(25)	Warrants		N/A	N/A	244,580	—	1,037	—%
Circle Internet Services, Inc.(18)(25)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	26,381	0.8%
Circle Internet Services, Inc.(18)(25)	Series E Preferred Stock		N/A	N/A	821,806	6,917	8,272	0.2%
Circle Internet Services, Inc.(18)(25)	Series F Preferred Stock		N/A	N/A	75,876	1,500	1,139	—%
Elliott Alto Co-Investor Aggregator L.P.(14)(18)(24)(25)	LP Interest		N/A	N/A	1,567	1,576	1,573	—%
Exabeam, Inc.(18)(25)	Series F-1 Preferred Stock		N/A	N/A	3,340,668	95,669	85,547	2.4%
Halo Parent Newco, LLC(14)(18)(27)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	6,106	4,996	0.1%
Illumio, Inc.(18)(25)	Common stock		N/A	N/A	358,365	2,432	1,495	—%
Illumio, Inc.(18)(25)	Series F Preferred Stock		N/A	N/A	2,483,618	16,683	14,843	0.5%
Picard Holdco, LLC(6)(9)(14)(18)	Series A Preferred Stock		12.00% PIK	N/A	10,570	11,172	12,306	0.4%
Project Hotel California Co-Invest Fund, L.P.(14)(18)(24)(25)	LP Interest	N/A	12.00% PIK	N/A	2,685	2,687	3,045	0.1%
Securiti, Inc.(14)(18)(25)	Series C Preferred Stock		N/A	N/A	2,525,571	20,016	18,596	0.5%
						231,486	252,562	7.1%
Thrifts & Mortgage Finance
Blend Labs, Inc.(14)(18)(25)	Warrants		N/A	N/A	299,216	1,625	15	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Blend Labs, Inc.(2)(14)(25)	Common stock		N/A	N/A	216,953	3,000	553	—%
						4,625	568	—%
Total non-controlled/non-affiliated portfolio company equity investments						971,339	941,769	26.6%
Total non-controlled/non-affiliated portfolio company investments						5,844,076	5,794,892	163.9%
Non-controlled/affiliated portfolio company investments
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured loan	SR +	6.75% PIK	N/A	10,862	9,391	9,992	0.3%
Walker Edison Furniture Company LLC(6)(8)(14)(22)(26)	First lien senior secured revolving loan	SR +	6.75% (6.75% PIK)	N/A	4,495	4,495	4,202	0.1%
						13,886	14,194	0.4%
Total non-controlled/affiliated portfolio company debt investments						13,886	14,194	0.4%
Equity Investments
Systems Software
Help HP SCF Investor, LP(14)(18)(22)(25)	LP Interest		N/A	N/A	59,333	59,379	67,221	1.9%
Split Software, Inc.(18)(22)(25)	Series D Non-Participating Convertible Preferred Stock		N/A	N/A	12,335,526	30,005	22,484	0.7%
						89,384	89,705	2.6%
Insurance
Fifth Season Investments LLC(14)(18)(20)(22)	Class A Units		N/A	N/A	8	43,904	43,904	1.2%
						43,904	43,904	1.2%
Internet & Direct Marketing Retail
Signifyd Inc.(18)(22)(27)	Series E Preferred Shares		9.00% PIK	N/A	2,755,121	127,523	110,500	3.1%
Walker Edison Holdco LLC(14)(18)(22)(25)	Common Units		N/A	N/A	98,319	9,500	1,023	—%
						137,023	111,523	3.1%
Pharmaceuticals
LSI Financing 1 DAC(14)(18)(22)(24)	Preferred equity		N/A	N/A	12,317,000	12,396	12,992	0.4%
						12,396	12,992	0.4%
Total non-controlled/affiliated portfolio company equity investments						$282,707	$258,124	7.3%
Total non-controlled/affiliated portfolio company investments						$296,593	$272,318	7.7%
Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(18)(23)(24)(25)	LLC Interest		N/A	N/A	75,031	75,262	66,509	1.9%
						75,262	66,509	1.9%
Total controlled/affiliated portfolio company equity investments						$75,262	$66,509	1.9%
Total controlled/affiliated portfolio company investments						$75,262	$66,509	1.9%

Total non-controlled/non-affiliated misc. debt commitments(15)(16)(Note 7)						$(2,705)	$(1,472)	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(7)(19)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Total non-controlled/affiliated misc. debt commitments(15)(16)(Note 7)					—	(225)	—
Total Investments					$6,213,226	$6,132,022	173.5%
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
(15)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Non-controlled/non-affiliated - delayed draw debt commitments
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	11/2030	$—	$14,005	$—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	11/2030	—	14,656	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	53	716	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	—	26,309	(66)
BTRS HOLDINGS INC.	First lien senior secured delayed draw term loan	12/2024	35	36	—
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	2/2024	—	1,500	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2024	—	70	(1)
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	7/2024	—	32,175	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5/2025	1,009	3,806	—
Indikami Bidco, LLC	First lien senior secured delayed draw term loan	12/2025	—	8,382	(52)
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5/2024	—	13,834	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2/2025	1,030	13,714	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2024	58	887	—
ManTech International Corporation	First lien senior secured delayed draw term loan	9/2024	567	1,030	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(3)
Rubrik, Inc.	First lien senior secured delayed draw term loan	8/2028	147	1,306	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	27	75	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	5,524	5,524	—
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	8/2024	—	12	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	10/2025	377	744	—
XRL 1 LLC (f/k/a XOMA)	First lien senior secured delayed draw term loan	12/2025	—	1,000	(23)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2024	—	12,922	(32)
Non-controlled/non-affiliated - revolving debt commitments
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	5/2025	3,000	1,580	—
Acquia Inc.	First lien senior secured revolving loan	10/2025	5,800	5,989	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2030	70	282	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	3,542	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	11/2030	—	1,556	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	909	(5)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	(31)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	2,339	9,355	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,805	8,426	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—
BTRS HOLDINGS INC.	First lien senior secured revolving loan	12/2028	22	67	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	2,338	4,450	—
Certinia, Inc.	First lien senior secured revolving loan	8/2029	—	2,941	(59)
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	12/2027	272	1,238	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	1,586	3,078	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	2/2028	—	750	(8)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	(1)
Crewline Buyer, Inc.	First lien senior secured revolving loan	11/2030	—	9,434	(142)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	(41)
Diligent Corporation	First lien senior secured revolving loan	8/2025	823	701	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	1,070	4,278	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	103	(2)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	1,979	5,498	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8/2026	—	8,333	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	593	(18)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	2,676	2,700	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2024	—	3,647	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,327	885	—
Granicus, Inc.	First lien senior secured revolving loan	1/2027	546	2,069	—
Grayshift, LLC	First lien senior secured revolving loan	7/2028	—	968	(15)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2026	—	3,344	(8)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	25,000	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	4,070	(61)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Indikami Bidco, LLC	First lien senior secured revolving loan	6/2030	—	5,987	(135)
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	3,409	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	2,843	3,927	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	239	709	—
KWOL Acquisition Inc.	First lien senior secured revolving loan	12/2029	881	2,056	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2025	—	8,250	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	860	(6)
MINDBODY, Inc.	First lien senior secured revolving loan	2/2025	—	7,143	(36)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	393	344	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	588	(15)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2025	—	1,115	(6)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	1,602	(16)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(56)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	91	—
Pluralsight, LLC	First lien senior secured revolving loan	4/2027	7,770	2,230	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	5/2025	—	3,750	(19)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(171)
Relativity ODA LLC	First lien senior secured revolving loan	5/2027	—	11,250	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2024	1,222	778	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	(33)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(222)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	—	442	(1)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	119	(1)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	1,682	(21)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	6,637	4,613	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	313	2,188	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,605	(98)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,321	(67)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,406	296	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,750	17	—
Non-controlled/affiliated- delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	—	2,809	(225)
Non-controlled/affiliated- revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Total Portfolio Company Commitments			$75,276	$396,093	$(1,697)
*Fully funded
(16)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

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

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2023	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Fifth Season Investments LLC	$25,110	$18,646	$—	$148	$—	$—	$43,904	$1,390	$—	$—
Help HP SCF Investor, LP	65,192	—	—	2,029	—	—	67,221	—	—	—
LSI Financing 1 DAC	4,013	10,237	(1,886)	628	—	—	12,992	—	164	—
Signifyd Inc.	109,216	10,720	—	(9,436)	—	—	110,500	—	10,720	—
Split Software, Inc.	27,836	—	—	(5,352)	—	—	22,484	—	—	—
Walker Edison Furniture Company LLC	—	23,385	—	(8,393)	—	—	14,992	—	—	—
Total	$231,367	$62,988	$(1,886)	$(20,376)	$—	$—	$272,093	$1,390	$10,884	$—
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

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2023	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Revolut Ribbit Holdings, LLC	$66,509	$11	$—	$(11)	$—	$—	$66,509	$—	$—	$—
Total	$66,509	$11	$—	$(11)	$—	$—	$66,509	$—	$—	$—
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$374,142	$366,150	$273,243
Net change in unrealized gain (loss)	51,364	(3,531)	(295,032)
Realized gain (loss)	(106,281)	6,520	40,788
Net Increase (Decrease) in Net Assets Resulting from Operations	319,225	369,139	18,999
Distributions
Distributions declared from earnings	(307,026)	(300,308)	(210,828)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(307,026)	(300,308)	(210,828)
Capital Share Transactions
Reinvestment of distributions	82,957	73,798	47,044
Net Increase/(Decrease) in Net Assets Resulting from Capital Share Transactions	82,957	73,798	47,044
Total Increase/(Decrease) in Net Assets	95,156	142,629	(144,785)
Net Assets, at beginning of period	3,529,994	3,387,365	3,532,150
Net Assets, at end of period	$3,625,150	$3,529,994	$3,387,365
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$319,225	$369,139	$18,999
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,974,494)	(849,453)	(1,073,644)
Proceeds from investments and investment repayments, net	1,816,845	1,334,748	666,533
Net amortization/accretion of premium/discount on investments	(41,928)	(37,090)	(22,521)
Net change in unrealized (gain) loss on investments	(51,630)	6,657	295,520
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	263	(3,128)	(493)
Net realized (gain) loss on investments	104,238	(8,207)	(41,192)
Net realized (gain) loss on foreign currency transactions relating to investments	14,940	22	1,629
Paid-in-kind interest	(96,595)	(113,711)	(95,842)
Paid-in-kind dividend	(42,901)	(36,561)	(26,519)
Amortization of debt issuance costs	9,258	9,335	10,348
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,226)	462	1,998
(Increase) decrease in dividend income receivable	3,913	401	(5,313)
(Increase) decrease in paid-in-kind interest receivable	4,576	(3,108)	(527)
(Increase) decrease in prepaid expenses and other assets	(9,321)	(212)	947
Increase (decrease) in management fee payable	435	9	890
Increase (decrease) in incentive fee payable	(6,782)	2,893	(22,709)
Increase (decrease) in payables to affiliates	784	(1,639)	231
Increase (decrease) in payable for investments purchased	28,633	24,163	(11,372)
Increase (decrease) in accrued expenses and other liabilities	(9,083)	13,637	7,753
Net cash provided by (used in) operating activities	64,150	708,357	(295,284)
Cash Flows from Financing Activities
Borrowings on debt	347,805	901,588	1,442,272
Payments on debt	(382,329)	(1,124,000)	(903,153)
Debt issuance costs	(11,689)	(11,479)	(11,245)
Distributions paid	(229,954)	(208,742)	(136,322)
Net cash provided by (used in) financing activities	(276,167)	(442,633)	391,552
Net increase (decrease) in cash, including foreign cash	(212,017)	265,724	96,268
Cash, including foreign cash, beginning of period	469,017	203,293	107,025
Cash, including foreign cash, end of period	$257,000	$469,017	$203,293
Supplemental and Non-Cash Information
Interest paid during the period	$189,478	$173,445	$120,096
Distributions declared during the period	307,026	300,308	210,828
Reinvestment of distributions during the period	82,957	73,798	47,044
Distribution payable	70,998	76,883	59,115
Taxes, including excise tax, paid during the period	10,155	7,900	3,900
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Technology Finance Corp. (the “Company”) is a Maryland corporation formed on July 12, 2018. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software companies, based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments.
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
If the Company has not consummated listing its common stock on a national securities exchange (an "Exchange Listing") by August 10, 2025, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	$106,432	$112,991	$93,728
PIK Interest Income as a % of Investment Income	15.6%	16.5%	18.9%
PIK Dividend Income	$40,370	$35,391	$31,373
PIK Dividend Income as a % of Investment Income	5.9%	5.2%	6.3%
Total PIK Income	$146,802	$148,382	$125,101
Total PIK Income as a % of Investment Income	21.5%	21.7%	25.3%
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of approximately $3.6 million, $3.0 million and $2.8 million, respectively for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of December 31, 2024, 2023 and 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.9 million, $1.1 million and $2.8 million, respectively.
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
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Investment Advisory Agreement may be terminated by the majority vote of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.
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
For the years ended December 31, 2024, 2023 and 2022 management fees were $56.7 million, $58.4 million and $55.8 million, respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2024, 2023 and 2022 the Company incurred incentive fees of $41.0 million, $40.7 million and $28.2 million, respectively, based on net investment income.
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
For the year ended December 31, 2024, the Company recorded a reversal of previously recorded performance-based incentive fees based on capital gains of $5.5 million. For the year ended December 31, 2023 the Company incurred performance-based incentive fees based on capital gains of $0.3 million, of which $0.3 million was related to unrealized gains. For the year ended December 31, 2022, the Company reversed previously recorded performance-based incentive fees based on capital gains of $19.5 million.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order exemptive relief (as amended, the “Order”) that has been granted by the SEC to Blue Owl Credit Advisors LLC (“OCA”) and certain of its affiliates, including us, that permits the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment, or its affiliates or any affiliated person of any of them (other than the parties to the transactions) except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), together with OCA, OPFA, ODCA and the Adviser, the “Blue Owl Credit Advisers”, which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order and that have investment objective similar to the Company.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The Company has made investments in non-controlled, affiliated companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing DAC”), LSI Financing LLC (collectively, with LSI Financing DAC, "LSI Financing") and in Blue Owl Credit SLF LLC (“Credit SLF”), a controlled, affiliated company. For further description of Credit SLF, see “Note 4. Investments.”
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2024 its equity investment in Fifth Season was $62.5 million at fair value. The Company does not consolidate its equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment in LSI Financing DAC. As of December 31, 2024 its investment in LSI Financing DAC was $3.1 million at fair value. The Company does not consolidate its equity interest in LSI Financing.
LSI Financing LLC is a separately managed portfolio company that was formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, the company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $61.7 million and our total commitment was $63.1 million. The company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,462,489	$4,456,838	$3,987,458	$3,983,668
Second-lien senior secured debt investments	292,835	258,538	460,037	454,090
Unsecured debt investments	337,386	336,635	436,423	427,862
Preferred equity investments(1)	767,932	689,952	905,784	861,779
Common equity investments(2)	571,530	664,556	423,524	404,623
Joint ventures(3)	949	947	—	—
Total Investments	$6,433,121	$6,407,466	$6,213,226	$6,132,022
________________
(1)Includes equity investment in LSI Financing DAC.
(2)Includes equity investments in Fifth Season and LSI Financing LLC.
(3)Includes equity investment in Credit SLF.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	2.6%	2.2%
Application Software	13.6	14.0
Banks	1.2	1.2
Building Products	0.9	0.9
Buildings & Real Estate	1.1	—
Capital Markets	—	0.5
Commercial Services & Supplies	0.3	—
Construction & Engineering(4)	—	—
Consumer Finance	0.5	0.3
Diversified Consumer Services	3.9	5.1
Diversified Financial Services	6.7	6.2
Electrical Equipment	—	0.8
Energy Equipment & Services	—	2.0
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	0.4	0.4
Health Care Providers & Services	1.0	1.1
Health Care Technology	16.0	14.4
Hotels, Restaurants & Leisure	1.9	2.6
Household Durables	1.3	1.3
Industrial Conglomerates	1.4	1.4
Insurance(1)	2.0	1.6
Internet & Direct Marketing Retail	4.4	3.8
IT Services	5.5	5.1
Joint Ventures(3)(4)	—	—
Life Sciences Tools & Services	1.4	0.1
Media	0.9	—
Multiline Retail	0.2	—
Pharmaceuticals(2)	1.0	0.4
Professional Services	5.8	7.7
Real Estate Management & Development	0.6	0.9
Road & Rail	0.2	0.2
Systems Software	23.2	24.7
Thrifts & Mortgage Finance(4)	—	1.1
Total	100.0%	100.0%
________________
(1)Includes investment in Fifth Season.
(2)Includes investments in LSI Financing DAC and LSI Financing LLC.
(3)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(4)Rounds to less than 0.1% as of December 31, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.9%	19.7%
Northeast	15.9	16.0
South	19.8	17.1
West	28.7	31.5
Brazil	0.6	0.6
Canada	3.0	4.3
Estonia	0.2	0.2
Guernsey	1.2	3.7
Ireland	1.0	0.2
Israel	2.3	2.5
Netherlands	—	1.0
Norway	0.4	—
Spain	0.3	—
Sweden	0.5	—
United Kingdom	5.2	3.2
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture. The Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
As of December 31, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III*	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The table below sets forth Credit SLF's consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

For the Period Ended December 31,
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
________________
(1)Credit SLF's date of inception was May 6, 2024.
The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended December 31,
($ in thousands)	2024(1)
Dividend Income	$27
________________
(1)Credit SLF's date of inception was May 6, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 220% and 217% as of December 31, 2024 and December 31, 2023, respectively.
The tables below present the debt obligations for the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,090,000	$343,393	$746,607	$16,127	$327,266
SPV Asset Facility I	600,000	600,000	—	5,547	594,453
SPV Asset Facility II	300,000	300,000	—	1,897	298,103
June 2025 Notes	210,000	210,000	—	1,825	208,175
December 2025 Notes	650,000	650,000	—	(3,042)	653,042
June 2026 Notes	375,000	375,000	—	3,684	371,316
January 2027 Notes	300,000	300,000	—	4,636	295,364
CLO 2020-1	204,000	204,000	—	4,390	199,610
Total Debt	$3,729,000	$2,982,393	$746,607	$35,064	$2,947,329
________________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$183,481	$186,192	$126,170
Amortization of debt issuance costs	9,258	9,335	10,348
Total Interest Expense	$192,739	$195,527	$136,518
Average interest rate	6.1%	6.1%	4.5%
Average daily borrowings	$2,961,574	$3,032,433	$2,815,148

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Credit Facilities
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the "Revolving Credit Facility Third Amendment Date), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain of the Company's subsidiaries in existence on the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.07 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $990.0 million (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility decreased from $1.12 billion to $1.07 billion on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to (x) prior to the OTF Merger Date (as defined in the Revolving Credit Facility), $2.00 billion and (y) following the OTF Merger Date, $3.83 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of (x) prior to the OTF Merger Date, $200.0 million and (y) following the OTF Merger Date, $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period under the Revolving Credit Facility will terminate on December 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on December 20, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
SPV Asset Facilities
Certain of the Company's wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company's debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to their shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amended and restated in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On October 30, 2024, the parties to the SPV Asset Facility I entered into the Second Amendment to Amended and Restated Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility I as amended through October 30, 2024 (the “SPV Asset Facility I Second Amendment Date”).
The total term loan commitment of the SPV Asset Facility I is $700.0 million (increased from $600.0 million on the SPV Asset Facility I Second Amendment Date). The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to three years after the SPV Asset Facility I Second Amendment Date unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on October 30, 2035 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at term SOFR plus a spread of 2.25%.
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding I”), a Delaware limited liability company and the Company’s wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). On October 30, 2024, the parties to the SPV Asset Facility II entered into Amendment No. 2 to Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II as amended on October 30, 2024 (the “SPV Asset Facility II Second Amendment Date”).
The maximum principal amount which may be borrowed under the SPV Asset Facility II is $400 million (increased from $300.0 million on the SPV Asset Facility II Second Amendment Date); the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period after the SPV Asset Facility II Closing Date until November 16, 2027. Unless otherwise terminated, the SPV Asset Facility II will mature on November

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
16, 2029 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at Term SOFR plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Debt Securitization Transactions
The Company incurs secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), the Company completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”). The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the Company’s consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”).
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), the Company completed a $337.5 million term debt securitization refinancing (the “CLO 2020-1 Refinancing”). The secured notes issued in the CLO 2020-1 Refinancing were issued by the Company’s consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”).
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Note 6. Fair Value of Financial Instruments
The tables below present the fair value hierarchy of cash and investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$257,000	$—	$—	$257,000
Investments:
First-lien senior secured debt investments	—	110,529	4,346,309	4,456,838
Second-lien senior secured debt investments	—	92,379	166,159	258,538
Unsecured debt investments	—	—	336,635	336,635
Preferred equity investments(1)	—	—	689,952	689,952
Common equity investments(2)	49,334	18,078	535,467	602,879
Subtotal	$49,334	$220,986	$6,074,522	$6,344,842
Investments measured at net asset value (“NAV”)(3)	—	—	—	62,624
Total Investments at fair value	$49,334	$220,986	$6,074,522	$6,407,466
________________
(1)Includes equity investment in LSI Financing DAC.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$469,017	$—	$—	$469,017
Investments:
First-lien senior secured debt investments	—	8,521	3,975,147	3,983,668
Second-lien senior secured debt investments	—	218,798	235,292	454,090
Unsecured debt investments	—	20,455	407,407	427,862
Preferred equity investments(1)	—	—	861,779	861,779
Common equity investments(2)	75,928	18,110	310,585	404,623
Total Investments at fair value	$75,928	$265,884	$5,790,210	$6,132,022
________________
(1)Includes equity investment in LSI Financing DAC.
(2)Includes equity investment in Fifth Season.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of the following periods:

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
Purchases of investments, net	1,646,013	4	51,464	28,491	39,571	1,765,543
Payment-in-kind	55,543	11,874	29,178	42,901	—	139,496
Proceeds from investments, net	(1,232,299)	(86,196)	(160,602)	(40,562)	(82,138)	(1,601,797)
Net change in unrealized gain (loss)	(3,978)	(11,825)	9,086	(35,213)	62,295	20,365
Net realized gains (losses)	(91,298)	(806)	(13,763)	(15,125)	24,496	(96,496)
Net amortization/accretion of premium/discount on investments	24,033	1,016	14,624	728	—	40,401
Transfers between investment types	(26,852)	—	(759)	(153,047)	180,658	—
Transfers into (out of) Level 3(1)	—	16,800	—	—	—	16,800
Fair value, end of period	$4,346,309	$166,159	$336,635	$689,952	$535,467	$6,074,522
________________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$834,593	$343,941	$6,206,049
Purchases of investments, net	809,057	—	—	18,058	23,404	850,519
Payment-in-kind	67,443	12,980	32,649	36,083	—	149,155
Proceeds from investments, net	(1,135,911)	(20,000)	(182)	(4,346)	—	(1,160,439)
Net change in unrealized gain (loss)	16,578	2,033	13,304	(58,958)	9,486	(17,557)
Net realized gains (losses)	(15,447)	—	(22)	114	—	(15,355)
Net amortization of discount on investments	19,683	511	14,336	489	—	35,019
Transfers between investment types	(9,500)	—	—	35,746	(26,246)	—
Transfers into (out of) Level 3(1)	(8,874)	(208,307)	—	—	(40,000)	(257,181)
Fair value, end of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
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

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2024 on investments held at December 31, 2024	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on investments held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on investments held at December 31, 2022
First-lien senior secured debt investments	$(8,900)	$(6,632)	$(32,712)
Second-lien senior secured debt investments	(11,878)	326	(20,972)
Unsecured debt investments	9,086	13,305	(22,050)
Preferred equity investments	(40,943)	(63,713)	(55,282)
Common equity investments	69,175	2,903	(63,815)
Total Investments	$16,540	$(53,811)	$(194,831)

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

As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,090,310	Yield Analysis	Market Yield	6.8%-35.2% (11.0%)	Decrease
	253,946	Recent Transaction	Transaction Price	98.3%-100.0% (99.0%)	Increase
	2,053	Collateral Analysis	Recovery Rate	11.2%-13.5% (13.1%)	Increase
Second-lien senior secured debt investments	$166,159	Yield Analysis	Market Yield	16.5%-43.6% (19.6%)	Decrease
Unsecured debt investments	$177,356	Yield Analysis	Market Yield	8.6%-16.7% (13.1%)	Decrease
	159,279	Market Approach	Revenue Multiple	10.3x-10.3x (10.3x)	Increase
Preferred equity investments	$260,562	Yield Analysis	Market Yield	12.3%-37.1% (20.2%)	Decrease
	393,291	Market Approach	Revenue Multiple	2.5x-18.0x (7.8x)	Increase
	36,099	Recent Transaction	Transaction Price	100.3%-107.5% (105.6%)	Increase
Common equity investments	$151,151	Market Approach	Revenue Multiple	5.3x-14.5x (11.3x)	Increase
	103,833	Market Approach	EBITDA Multiple	3.3x-20.0x (13.1x)	Increase
	153	Option Pricing Model	Volatility	60.0%-70.0% (69.1%)	Increase
	281	Market Approach	Gross Profit Multiple	10.0x-10.0x (10.0x)	Increase
	62,517	Market Approach	AUM Multiple	1.1x-1.1x (1.1x)	Increase
	138,010	Recent Transaction	Transaction Price	96.8%-100.0% (97.9%)	Increase
	75,296	Yield Analysis	Market Yield	18.3%-18.3% (18.3%)	Decrease
	3,448	Market Approach	N/A	N/A	N/A
	778	Discounted Cash Flow Analysis	Discounted Factor	12.5%-12.5% (12.5%)	Decrease

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,625,053	Yield Analysis	Market Yield	9.3%-15.9% (12.3%)	Decrease
	350,094	Recent Transaction	Transaction Price	97.0%-100.0% (98.6%)	Increase
Second-lien senior secured debt investments	$235,292	Yield Analysis	Market Yield	11.4%-17.5% (15.3%)	Decrease
Unsecured debt investments	$266,030	Yield Analysis	Market Yield	10.6%-17.2% (12.3%)	Decrease
	141,377	Market Approach	Transaction Price	100.0%-100.0% (100.0%)	Increase
Preferred equity investments	$236,932	Yield Analysis	Market Yield	12.6%-25.0% (14.6%)	Decrease
	537,989	Market Approach	Revenue Multiple	4.5x-21.0x (11.1x)	Increase
	67,221	Market Approach	EBITDA Multiple	18.3x-18.3x (18.3x)	Increase
	19,637	Recent Transaction	Transaction Price	98.0%-107.5% (104.3%)	Increase
Common equity investments	$152,731	Market Approach	Revenue Multiple	6.3x-14.7x (12.5x)	Increase
	16,133	Market Approach	EBITDA Multiple	6.0x-20.3x (16.2x)	Increase
	46,326	Market Approach	Transaction Price	$92.00-$92.00 ($92.00)	Increase
	46,443	Option Pricing Model	Volatility	60.0%-63.5% (63.5%)	Decrease
	225	Market Approach	Gross Profit Multiple	9.9x-9.9x (9.9x)	Increase
	48,727	Recent Transaction	Transaction Price	100.0%-100.0% (100.0%)	Increase
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value
Revolving Credit Facility(1)	298,329	14,675	298,329	327,266	16,127	327,267
SPV Asset Facility I	590,448	9,552	590,448	594,453	5,547	594,453
SPV Asset Facility II	295,247	4,753	295,247	298,103	1,897	298,103
June 2025 Notes	209,377	623	208,425	208,175	1,825	205,800
December 2025 Notes	651,495	(1,495)	643,500	653,042	(3,042)	614,250
June 2026 Notes	372,773	2,227	362,813	371,316	3,684	343,125
January 2027 Notes	296,855	3,145	281,250	295,364	4,636	261,750
CLO 2020-1	199,985	4,015	199,985	199,610	4,390	199,610
Total Debt	$2,914,509	$37,495	$2,879,997	$2,947,329	$35,064	$2,844,358
________________
(1)Net carrying value includes unrealized translation gain (loss) on borrowings denominated in foreign currencies.
The below table presents the fair value measurements of the Company’s debt obligations as of the following periods:

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	1,495,988	1,424,925
Level 3	1,384,009	1,419,433
Total Debt	$2,879,997	$2,844,358
Financial Instruments Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

	As of December 31,
	2024	2023
Total unfunded revolving loan commitments	$315,345	$235,148
Total unfunded delayed draw loan commitments	$286,912	$160,632
Total unfunded revolving and delayed draw loan commitments	$602,257	$395,780

Total unfunded equity commitments	$6,080	$313

Total unfunded commitments	$608,337	$396,093
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the year ended December 31, 2024 and 2023.
Distributions
The following table reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
October 1, 2024	December 31, 2024	January 31, 2025	$0.33
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.37
August 8, 2023	September 29, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
November 1, 2022(1)	December 31, 2022	January 31, 2023	$0.29
August 2, 2022(1)	September 30, 2022	November 15, 2022	$0.28
May 3, 2022(1)	June 30, 2022	August 15, 2022	$0.23
February 23, 2022(1)	March 31, 2022	May 13, 2022	$0.24
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 15, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	1,205,890
May 9, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	871,361
May 3, 2022	June 30, 2022	August 15, 2022	743,845
February 23, 2022	March 31, 2022	May 13, 2022	710,724
November 2, 2021	December 31, 2021	January 31, 2022	456,805
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Increase (decrease) in net assets resulting from operations	$319,225	$369,139	$18,999
Weighted average shares of common stock outstanding—basic and diluted	209,770,414	205,005,236	201,368,005
Earnings (loss) per common share-basic and diluted	$1.52	$1.80	$0.09
Note 10. Income Taxes
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The table below reconciles the increase in net assets resulting from operations for the following periods:

	For the Years Ended December 31,
($ in millions)	2024(1)	2023	2022
Increase (decrease) in net assets resulting from operations	$319.2	$369.1	$19.0
Adjustments:
Net unrealized gain (loss)	(51.4)	3.5	295.0
Deferred organization costs	—	—	—
Excise tax	11.5	9.1	7.9
Other book-tax differences	43.5	(22.7)	(41.2)
Net operating losses	—	—	—
Taxable Income	322.8	359.0	280.7
________________
(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2024
Total distributions declared during the year ended December 31, 2024 of $307.0 million consisted of approximately $282.1 million of ordinary income and $24.9 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2024, the Company had $293.9 million of undistributed ordinary income, $18.3 million of capital loss carryforwards, as well as $(6.4) million of net unrealized gains (losses) on investments and assets and liabilities in foreign currencies and $1.6 million of other temporary differences. For the year ended December 31, 2024, 83.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $11.5 million of U.S. federal excise taxes.
As of December 31, 2024, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $15.8 million based on a tax cost basis of $6.4 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $203.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $188.0 million.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $300.3 million consisted of approximately $252.7 million of ordinary income and $47.6 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $236.2 million of undistributed ordinary income, $47.6 million of undistributed capital gains, as well as $(10.1) million of net unrealized gains (losses) on investments and assets and liabilities in foreign currencies and $(3.8) million of other temporary differences. For the year ended December 31, 2023, 82.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $9.1 million of U.S. federal excise taxes.
As of December 31, 2023, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $25.4 million based on a tax cost basis of $6.2 million. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $160.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $135.0 million.
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
As of December 31, 2022, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $57.7 million based on a tax cost basis of $6.5 million. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
federal income tax purposes was $196.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $139.1 million.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2024, we recorded U.S federal and state income tax expense/(benefit) of $(6) thousand. For the year ended December 31, 2023, the Company recorded a U.S federal and state income tax expense/(benefit) of $6 thousand.
The Company recorded a net deferred tax asset/(liability) of $(36) thousand as of December 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset/(liability) of $5 thousand for taxable subsidiaries as of December 31, 2023.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding. The financial highlights for the year ended December 31, 2020 were derived from the Company's consolidated financial statements that were audited by the Company's former independent registered public accounting firm.

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022	2021	2020
Per share data:
Net asset value, beginning of period	$17.03	$16.70	$17.65	$14.88	$14.70
Net investment income (loss)(1)	1.78	1.79	1.36	1.06	0.92
Net realized and unrealized gain (loss)(1)	(0.26)	(0.01)	(1.27)	2.52	0.10
Total from operations(1)	1.52	1.78	0.09	3.58	1.02
Distributions declared from net investment income(2)	(1.46)	(1.45)	(1.04)	(0.81)	(0.84)
Total increase (decrease) in net assets	0.06	0.33	(0.95)	2.77	0.18
Net asset value, end of period	$17.09	$17.03	$16.70	$17.65	$14.88
Shares outstanding, end of period	212,155,118	207,252,229	202,882,309	200,099,575	100,586,224
Total Return(3)	9.3%	11.1%	0.6%	24.5%	7.2%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.7%	9.2%	6.5%	8.4%	7.8%
Ratio of net investment income to average net assets(4)	10.5%	10.6%	8.0%	6.1%	6.5%
Net assets, end of period	$3,625,150	$3,529,994	$3,387,365	$3,532,150	$1,496,879
Weighted-average shares outstanding	209,770,414	205,005,236	201,368,005	139,198,430	85,371,169
Total capital commitments, end of period	$3,134,815	$3,134,815	$3,134,815	$3,134,815	$3,126,885
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	100.0%	100.0%	45.7%
Portfolio turnover rate	34.7%	11.7%	9.3%	27.3%	10.8%
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
Note 12. Pending Merger with Blue Owl Technology Finance Corp.
On November 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub, Inc., a Maryland corporation and wholly owned

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers II LLC, a Delaware limited liability company and investment advisor to OTF II (“OTCA II”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”), and, immediately thereafter, OTF II will merge with and into the Company, with the Company continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of OTF II's common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by the Company or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of the Company's common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the closing of the Initial Merger (such date, the “Determination Date”) each of OTF II and the Company will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to the Company, the “Closing OTF NAV” and such calculation with respect to the OTF II, the “Closing OTF II NAV”), in each case based on the same assumptions and methodologies, and applying the same categories of adjustments to NAV (except as may be mutually agreed by the parties) historically used by OTF II or the Company, as applicable, in preparing the calculation of NAV per share of OTF Common Stock or OTF II Common Stock, as applicable (with an accrual for any dividends declared and not yet paid). The Closing OTF NAV and Closing OTF II NAV, as applicable, will be updated under the circumstances set forth in the Merger Agreement.
The Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OTF II Per Share NAV and the OTF Per Share NAV. The OTF II Per Share NAV shall be the quotient of the Closing OTF II Net Asset Value and the number of shares of OTF II's common stock issued and outstanding as of the Determination Date and the OTF Per Share NAV shall be the quotient of the Closing OTF Net Asset Value and the number of shares of the Company's common stock issued and outstanding as of the Determination Date.
Consummation of the Mergers, which is currently anticipated to occur during the first or second quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of OTF's shareholders of the Merger Agreement and of the Company's shareholders of articles of amended and restatement, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for the Company's common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the Company or OTF II, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
If approved, the Company's charter would be amended and restated to include restrictions on the transfer of shares of the Company's common stock through the 365-day period following a listing of the Company's common stock on a national securities exchange as follows: (i) through 180 days after the date of the listing for all of the shares of the Company's common stock held by shareholders prior to the date of the listing, (ii) through 270 days after the date of the listing for two-thirds of the shares of the Company's common stock held by shareholders prior to the date of the listing and (iii) through 365 days after the date of the listing for one-third of the shares of the Company's common stock held by shareholder's prior to the date of the listing.
Prior to the anticipated closing of the Mergers, the Company and OTF II intend to declare and pay ordinary course quarterly dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of OTF II's board of directors, OTF will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement. In connection with the Mergers, the Company and OTF II filed with the SEC and mailed to their respective shareholders a joint proxy statement/ prospectus (the “Joint Proxy Statement”) and the Company filed with the SEC a registration statement on Form N-14 (the “Registration Statement”) that included the Joint Proxy Statement and a prospectus of the Company. The definitive joint proxy statement and prospectus was filed with the SEC on January 17, 2025.
Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
2028 Notes

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
On January 21, 2025, the Company completed an offering of $650.0 million aggregate principal amount of 6.100% notes due 2028 pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of January 21, 2025 (together with the Base Indenture, the "Indenture") between the Company and Computershare Trust Company, N.A., as trustee.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2024, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2027 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 61	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2018; Term expires in 2026	6	OBDC OBDC II OCIC OTF II OTIC
Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2018; Term expires in 2026	6	OBDC OBDC II OCIC OTF II OTIC
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class III Director since 2018; Term expires in 2027	6	OBDC OBDC II OCIC OTF II OTIC
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2018; Term expires in 2027	6	OBDC OBDC II OCIC OTF II OTIC Jefferies Financial Group, Inc.
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class I Director since 2018; Term expires in 2025	6	OBDC OBDC II OCIC OTF II OTIC Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Directors(4)
Craig W. Packer, 58	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class I Director since 2018; Term expires in 2025	6	OBDC OBDC II OCIC OTF II OTIC Blue Owl Capital Inc. ("Blue Owl")
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
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC. Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye had served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OOCIC and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III ("OBDE") from February 2020 until January 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Mr. D'Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2010 and Blackstone Strategic Credit 2027 Term Fund since May 2021. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of OBDC, OBDC II, OTF, OCIC, OTIC, and OTF II in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.

Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners ("Owl Rock"), the predecessor firm to Blue Owl's Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of the Company since August 2018, on the board of directors of OCIC since September 2020 and since June 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of OBDC, OBDC II, OTF, OTF II, OCIC and OTIC since each of their inceptions until August 2024. Prior to co‑founding Owl Rock, Mr. Packer was a Partner and Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met sixteen times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Two members of the Board attended our 2024 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowl.com/our-reit-bdcs.
As of December 31, 2024, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D’Alelio	Edward D’Alelio
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D’Alelio, Temple, Kaye and Woolridge and Ms. Weiler.
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
The Audit Committee had seven formal meetings in 2024.
Our Board has determined that Christopher M. Temple, an independent director, and qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.
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
The Nominating and Corporate Governance Committee had three formal meetings in 2024.
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
Co-Investment Committee, Responsibilities
The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to OCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowl.com/our-reit-bdcs.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowl.com/our-reit-bdcs or file a Form 8‑K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Erik Bissonnette	45	President	2024
Karen Hager	52	Chief Compliance Officer	2018
Neena Reddy	47	Vice President and Secretary	2019
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	36	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
Shari Withem	42	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
Jennifer McMillon(1)	47	Co-Treasurer and Co-Controller	2022
(1)Ms. McMillon will cease to serve as Co-Treasurer and Co-Controller of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations, strategy and design.
The address for each of our executive officers is c/o Blue Owl Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also president of the Company, OTF and OTF II, and Portfolio Manager for certain funds in Blue Owl's Technology Lending strategy, including the Company, OTF and OTF II. Prior to joining Blue Owl, Mr. Bissonnette was a Managing Director and Head of

Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an investor at ABS Capital Partners, and worked in investment banking at Wachovia Securities and Bank of America Securities. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
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
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. ("GSAM"), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser’ and the Technology Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl's direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Committee to be our portfolio managers. The Investment Team, under the

Technology Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The members of the Technology Lending Investment Committee perform a similar role for OTIC and OTF II and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II, OBDC III and OCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Risks Related to Our Adviser and its Affiliates – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.
The members of the Technology Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Technology Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
Arthur Martini	1973
In addition to managing our investments, as of December 31, 2024, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$5,659.1
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$5,477.9

In addition to managing our investments, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,865.6
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,003.8
Blue Owl Capital Corporation III*	Business development company	U.S. middle-market lending	$4,484.6
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$28,063.9
*On January 13, 2025, Blue Owl Capital Corporation III merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
As of December 31, 2024, our Technology Lending Investment Committee portfolio managers also manage 3 private funds with approximately $0.5 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage 27 other private funds with approximately $11.2 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively, of each Blue Owl Credit Client.
Biographical information regarding the members of the Technology Lending Investment Committee, who are not directors or executive officers of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of the Company from 2018 through 2021, and on the boards of director of OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (DLJ), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
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
Mr. Martini is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team and serves as a member of the Adviser's Technology Lending Investment Committee. In his role, he focuses on originating, structuring, and overseeing execution and portfolio management. Prior to Blue Owl, Mr. Martini was a Managing Director and U.S. Head of Financial Sponsors in the Opportunistic Credit group at Apollo Global Management (“Apollo”). Prior to joining Apollo in 2013, Mr. Martini was a Director with Barclays Private Credit Partners (“BPCP”). Before joining BPCP in 2008, Mr. Martini was an Associate Director with Barclays Capital in the US Leveraged Finance Group. Prior to joining Barclays Capital in 2007, Mr. Martini was a Vice President at Cerberus Capital Management LP (Ableco Finance LLC). Before joining Cerberus in 2002, Mr. Martini spent three years in the Investment Banking Division at JP Morgan Chase & Co. covering the TMT sector. Prior to that, Mr. Martini spent two years as an Analyst in the Special Loan Group at Chase Manhattan Bank. Mr. Martini received his BS in Finance and International Business from New York University Stern School of Business.
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of March 6, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp(1)(2)
Douglas I. Ostrover	over $100,000,000(3)
Marc S. Lipschultz	—
Craig W. Packer	—
Alexis Maged	—
Erik Bissonnette	$500,001 - $1,000,000
Pravin Vazirani	over $1,000,000
Jon ten Oever	$100,001 - $500,000
Arthur Martini	$500,001 - $1,000,000
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company times the number of shares beneficially owned.

(3)Reflects the shares held by Owl Rock FIC Tech BDC LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2024, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 6, 2025 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 213,250,008 shares of our common stock outstanding as of March 6, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Title of Class	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Regents of the University of California(1)		25,239,104	12%
Interested Directors
Craig W. Packer		—	—%
Independent Directors
Edward D'Alelio		42,549	*
Eric Kaye		—	—%
Christopher M. Temple		—	—%
Melissa Weiler		—	—%
Victor Woolridge		—	—%
Executive Officers
Erik Bissonette(2)		56,522	*
Karen Hager		—	—%
Bryan Cole		—	—%
Neena Reddy		—	—%
Jonathan Lamm		5,443	*
Shari Withem		—	—%
Matthew Swatt		—	—%
All Executive Officers and Directors as a Group (13 persons)(3)		104,514	*
________________
* Less than 1%.
(1)Includes 12,619,552 shares held by The Regents of the University of California, as Trustee for the University of California Retirement Plan and 12,619,552 shares held by The Regents of the University of California. The address of the Regents of the University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)Shares held jointly by Mr. Bissonnette and his spouse.
(3)The address for each of the directors and officers is c/o Blue Owl Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 6, 2025 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Blue Owl BDCs.

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
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock as of March 6, 2025 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.’s common stock beneficially owned by the director, (4) the current net asset value per shares of Blue Owl Technology Finance Corp. II’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp. II’s common stock beneficially owned by the director (5) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the director and (6) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
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
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
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
Exemptive Relief
We rely on and order for exemptive relief (as amended, the "Order") that has been granted to OCA and certain of its affiliates by the SEC, including us, that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company.
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
Material Non‑Public Information
Our senior management, members of the Adviser's Technology Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Woolridge, Kaye, Temple, and D’Alelio is Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accountant Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024, 2023 and 2022. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Audit Fees(1)	$1,154,850	$911,350
Audit-Related Fees(2)	—	—
Tax Fees(3)	168,352	92,425
All Other Fees(4)	—	—
Total Fees	$1,323,202	$1,003,775
________________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."
(3)"Tax Fees" are fees billed for services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
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

2.1
Agreement and Plan of Merger, by and among Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Oriole Merger Sub Inc., and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisors LLC and Blue Owl Technology Credit Advisors II LLC, dated as of November 12, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 13, 2024).

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

10.6
Indenture and Security Agreement dated as of December 16, 2020, by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed March 5, 2021).

10.7
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

10.8
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

10.11
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

10.12
First Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2023, by and among OR Tech Financing I LLC, as Borrower, and the Lenders party thereto, and acknowledged by Alter Domus (US) LLC, as Administrative Agent (incorporated by reference to the Company's current report on Form 8-K filed on March 31, 2023).

10.13
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

10.14
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Finance Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.15
First Supplemental Indenture, dated as of July 18, 2023 by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 19, 2023).

10.16
Second Supplemental Indenture, dated as of August 23, 2023, by and between Owl Rock Technology Financing 2020-1, as Issuer, Owl Rock Technology Financing 2020-1 LLC, as Co-Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 28, 2023).

10.17
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

10.20	Amended and Restated Dividend Reinvestment Plan effective as of May 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2024).

10.21
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 13, 2024, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 20, 2024).

10.22
Second Amendment to Amended and Restated Credit Agreement, dated as of October 30, 2024, among OR Tech Financing I LLC, as Borrower, and the Lenders party thereto, and acknowledged by Alter Domus (US) LLC, as Administrative Agent and Original Document Custodian and State Street Bank and Trust Company, as Successor Document Custodian. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2024).

10.23
Amendment No. 2 to the Credit Agreement, dated as of October 30, 2024, among ORTF Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company, as Collateral Administrator and Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2024).

10.24
Third Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 20, 2024, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2024).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period from May 6, 2024 (Date of Inception) to December 31, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

`
________________
*Filed herein
**Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: March 6, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2025.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer and Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Shari Withem