Form 10-Q
period 2025-03-31
Blue Owl Technology Finance Corp.
filed 2025-05-12
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-55977
______________________________________________________________________________
BLUE OWL TECHNOLOGY FINANCE CORP.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Maryland (State or other jurisdiction of incorporation or organization)	83-1273258 (I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 12, 2025, the registrant had 465,122,953 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the ability to realize the anticipated benefits of the merger of Blue Owl Technology Finance Corp. II (“OTF II”) with and into us (the “Mergers”) on March 24, 2025 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, among us, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers II LLC, a Delaware limited liability company and investment advisor to OTF II (“OTCA II”);
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,377,479 and $5,921,172, respectively)	$11,336,974	$5,892,773
Non-controlled, affiliated investments (amortized cost of $653,615 and $435,706, respectively)	624,989	407,303
Controlled, affiliated investments (amortized cost of $77,746 and $76,243, respectively)	108,895	107,390
Total investments at fair value (amortized cost of $12,108,840 and $6,433,121, respectively)	12,070,858	6,407,466
Cash (restricted cash of $10,073 and $—, respectively)	997,270	252,964
Foreign cash (cost of $3,762 and $4,040, respectively)	3,745	4,036
Interest receivable	86,220	45,838
Dividend income receivable	13,174	1,929
Prepaid expenses and other assets	47,743	10,388
Total Assets	$13,219,010	$6,722,621
Liabilities
Debt (net of unamortized debt issuance costs of $93,708 and $37,495, respectively)	$5,127,899	$2,914,509
Management fee payable	27,664	14,687
Distribution payable	—	70,998
Incentive fee payable	21,399	11,133
Payables to affiliates	2,287	1,903
Payable for investments purchased	10,721	52,796
Accrued expenses and other liabilities	82,317	31,445
Total Liabilities	$5,272,287	$3,097,471
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 465,122,953 and 212,155,118 shares issued and outstanding, respectively	$4,651	$2,122
Additional paid-in-capital	7,665,630	3,352,211
Total accumulated undistributed earnings	276,442	270,817
Total Net Assets	7,946,723	3,625,150
Total Liabilities and Net Assets	$13,219,010	$6,722,621
Net Asset Value Per Share	$17.09	$17.09

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$143,358	$131,552
Payment-in-kind interest income	15,281	27,923
Dividend income	—	506
Payment-in-kind dividend income	8,400	6,541
Other income	4,639	2,094
Total investment income from non-controlled, non-affiliated investments	171,678	168,616
Investment income from non-controlled, affiliated investments:
Interest income	621	—
Payment-in-kind interest income	1,176	—
Dividend income	6,153	795
Payment-in-kind dividend income	3,083	2,847
Other income	51	3
Total investment income from non-controlled, affiliated investments	11,084	3,645
Investment income from controlled, affiliated investments:
Dividend income	55	—
Total investment income from controlled, affiliated investments	55	—
Total Investment Income	182,817	172,261
Expenses
Interest expense	$51,686	$49,255
Management fees, net(1)	15,876	13,991
Incentive fees	9,441	10,097
Professional fees	3,368	1,548
Directors' fees	259	258
Other general and administrative	1,503	1,190
Total Expenses	82,133	76,339
Net Investment Income (Loss) Before Taxes	100,684	95,922
Income tax expense (benefit), including excise tax expense (benefit)	3,352	3,284
Net Investment Income (Loss) After Taxes	97,332	92,638
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(19,985)	$24,911
Non-controlled, affiliated investments	(759)	2,103
Controlled, affiliated investments	2	(4,455)
Translation of assets and liabilities in foreign currencies	1,074	(598)
Income tax (provision) benefit	(795)	—
Total Net Change in Unrealized Gain (Loss)	(20,463)	21,961
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$1,847	$(22,797)
Foreign currency transactions	(584)	(928)
Total Net Realized Gain (Loss)	1,263	(23,725)
Total Net Realized and Change in Unrealized Gain (Loss)	$(19,200)	$(1,764)
Net Increase (Decrease) in Net Assets Resulting from Operations	$78,132	$90,874
Earnings (Loss) Per Share - Basic and Diluted	$0.33	$0.44
Weighted Average Shares Outstanding - Basic and Diluted	235,351,119	208,065,044

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & defense
ManTech International Corporation(9)(15)	First lien senior secured loan	S+	5.00%		9/2029	$76,669	$76,726	$76,669
Peraton Corp.(3)(9)(15)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	83,802	62,939
							160,528	139,608	1.8%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(8)(15)	First lien senior secured loan	S+	4.75%		8/2031	50,189	49,724	49,687
AlphaSense, Inc.(9)(15)	First lien senior secured loan	S+	6.25%		6/2029	59,360	58,905	58,915
Anaplan, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		6/2029	185,049	185,062	185,049
Armstrong Bidco Limited(11)(15)(23)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£16,173	20,169	20,772
Artifact Bidco, Inc. (dba Avetta)(9)(15)	First lien senior secured loan	S+	4.50%		7/2031	34,579	34,429	34,406
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)(15)	First lien senior secured loan	S+	3.00%		7/2031	30,000	29,719	29,442
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(9)(15)(16)	First lien senior secured loan	S+	5.50%		8/2027	78,569	77,654	76,492
CivicPlus, LLC(9)(15)	First lien senior secured loan	S+	5.75%		8/2027	68,151	67,842	68,151
Coupa Holdings, LLC(9)(15)	First lien senior secured loan	S+	5.25%		2/2030	84,955	85,022	84,955
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(15)	Unsecured notes	S+		12.00%	6/2034	46,503	45,778	46,503
Diamondback Acquisition, Inc. (dba Sphera)(8)(15)	First lien senior secured loan	S+	5.50%		9/2028	75,668	74,807	75,479
Einstein Parent, Inc. (dba Smartsheet)(9)(15)	First lien senior secured loan	S+	6.50%		1/2031	105,186	104,155	104,135
Fullsteam Operations, LLC(9)(15)	First lien senior secured loan	S+	8.25%		11/2029	30,815	30,437	30,815
Fullsteam Operations, LLC(9)(15)(16)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	8,329	8,247	8,307
Gainsight, Inc.(9)(15)(16)	First lien senior secured loan	S+	6.00%		7/2027	70,687	70,233	70,687
Granicus, Inc.(9)(15)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,933	3,918	3,933
Granicus, Inc.(9)(15)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	583	578	578
GS Acquisitionco, Inc. (dba insightsoftware)(9)(15)(16)	First lien senior secured loan	S+	5.25%		5/2028	52,679	52,542	52,140
JS Parent, Inc. (dba Jama Software)(9)(15)	First lien senior secured loan	S+	5.00%		4/2031	27,216	27,166	27,216
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(8)(15)(23)	First lien senior secured loan	S+	5.00%		7/2028	176,356	176,448	176,356
Ministry Brands Holdings, LLC(8)(15)	First lien senior secured loan	S+	5.50%		12/2028	8,203	8,105	8,142
Simpler Postage, Inc. (dba Easypost)(8)(15)(16)	First lien senior secured loan	S+	8.00%		6/2029	66,554	63,601	63,515
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)(15)	First lien senior secured loan	S+	5.75%		3/2028	12,086	11,943	12,025
Velocity HoldCo III Inc. (dba VelocityEHS)(9)(15)	First lien senior secured loan	S+	5.50%		4/2027	40,104	39,739	40,104
XPLOR T1, LLC(9)(15)	First lien senior secured loan	S+	3.50%		6/2031	9,950	9,954	9,950
Zendesk, Inc.(9)(15)	First lien senior secured loan	S+	4.99%		11/2028	146,363	145,745	146,363
							1,481,922	1,484,117	18.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Banks
Finastra USA, Inc.(10)(15)(16)(23)	First lien senior secured loan	S+	7.25%		9/2029	156,950	156,244	156,950
							156,244	156,950	2.0%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(8)(15)	First lien senior secured loan	S+	6.25%		3/2027	7,204	7,101	7,095
							7,101	7,095	0.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(9)(15)	First lien senior secured loan	S+	4.75%		11/2027	67,733	67,396	67,733
							67,396	67,733	0.9%
Buildings & Real Estate
Associations, Inc.(9)(15)(16)	First lien senior secured revolving loan	S+	6.50%		7/2028	104,663	104,658	104,663
Associations Finance, Inc.(15)(26)	Unsecured notes	N/A		14.25%	5/2030	41,145	41,034	41,145
							145,692	145,808	1.8%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured loan	N/A	5.00%		6/2030	7,777	7,783	7,777
							7,783	7,777	0.1%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(9)(15)(16)	First lien senior secured loan	S+	4.50%		5/2031	38,685	38,551	38,588
Pye-Barker Fire & Safety, LLC(9)(15)(16)	First lien senior secured revolving loan	S+	4.50%		5/2030	682	664	668
SimpliSafe Holding Corporation(8)(15)	First lien senior secured loan	S+	6.25%		5/2028	23,459	23,466	23,459
							62,681	62,715	0.8%
Construction & Engineering
Dodge Construction Network LLC(9)(15)	First lien senior secured loan	S+	6.25%		1/2029	4,396	4,312	4,308
Dodge Construction Network LLC(9)(15)	First lien senior secured loan	S+	4.75%		2/2029	6,080	4,873	4,864
							9,185	9,172	0.1%
Consumer Finance
Klarna Holding AB(9)(15)(23)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	65,360	65,334
							65,360	65,334	0.8%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(3)(8)(15)	First lien senior secured loan	S+	3.00%		10/2029	7,978	7,955	7,957
Icefall Parent, Inc. (dba EngageSmart)(9)(15)	First lien senior secured loan	S+	6.50%		1/2030	31,043	30,841	31,043
Juniper Square, Inc.(9)(15)(16)	First lien senior secured loan	S+	8.50%		12/2026	56,584	56,629	56,584
Litera Bidco LLC(8)(15)(16)	First lien senior secured loan	S+	5.00%		5/2028	189,191	188,519	188,718
Relativity ODA LLC(8)(15)	First lien senior secured loan	S+	4.49%		5/2029	137,241	136,834	136,898
							420,778	421,200	5.3%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)(15)	First lien senior secured loan	S+	4.00%		3/2029	90,174	90,135	89,705
BTRS Holdings Inc. (dba Billtrust)(9)(15)(16)	First lien senior secured loan	S+	5.50%		12/2028	149,027	148,730	148,626
Computer Services, Inc. (dba CSI)(9)(15)	First lien senior secured loan	S+	5.25%		11/2029	156,854	156,932	156,854

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Computer Services, Inc. (dba CSI)(9)(15)	First lien senior secured loan	S+	4.75%		11/2029	26,526	26,401	26,459
Hg Genesis 8 Sumoco Limited(11)(15)(23)	Unsecured facility	SA+		6.00%	9/2027	£14,319	18,069	18,482
Hg Genesis 9 SumoCo Limited(12)(15)(23)	Unsecured facility	E+		6.25%	3/2029	€62,688	67,564	67,716
Hg Saturn Luchaco Limited(11)(15)(23)	Unsecured facility	SA+		7.50%	3/2026	£40,822	51,876	52,691
Minotaur Acquisition, Inc. (dba Inspira Financial)(8)(15)	First lien senior secured loan	S+	5.00%		6/2030	145,523	145,004	145,523
NMI Acquisitionco, Inc. (dba Network Merchants)(8)(15)	First lien senior secured loan	S+	5.00%		9/2028	24,294	24,238	24,294
Smarsh Inc.(9)(15)	First lien senior secured loan	S+	4.75%		2/2029	86,977	86,653	86,977
Smarsh Inc.(8)(15)(16)	First lien senior secured revolving loan	S+	4.75%		2/2029	1,155	1,135	1,155
							816,737	818,482	10.3%
Diversified Support Services
CoreTrust Purchasing Group LLC(8)(15)	First lien senior secured loan	S+	5.25%		10/2029	30,013	30,037	30,013
							30,037	30,013	0.4%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(9)(15)(23)	First lien senior secured loan	S+	5.25%		7/2031	197,055	195,973	197,055
							195,973	197,055	2.5%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)(15)	First lien senior secured loan	S+	3.25%		4/2031	9,923	9,891	9,858
							9,891	9,858	0.1%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(9)(15)	First lien senior secured loan	S+	5.00%		12/2028	169,577	169,694	169,577
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)(15)(16)	First lien senior secured revolving loan	S+	5.00%		12/2027	1,214	1,215	1,214
							170,909	170,791	2.1%
Health Care Equipment & Supplies
Cambrex Corporation(8)(15)	First lien senior secured loan	S+	4.75%		3/2032	39,067	38,695	38,676
Packaging Coordinators Midco, Inc.(9)(15)	First lien senior secured loan	S+	4.75%		1/2032	122,559	120,941	120,874
PerkinElmer U.S. LLC(8)(15)	First lien senior secured loan	S+	5.00%		3/2029	67,532	67,081	67,025
							226,717	226,575	2.9%
Health Care Providers & Services
Covetrus, Inc.(9)(15)	Second lien senior secured loan	S+	9.25%		10/2030	75,000	73,378	72,938
Engage Debtco Limited(9)(15)(23)	First lien senior secured loan	S+	3.18%	2.50%	7/2029	20,821	20,319	20,300
EresearchTechnology, Inc. (dba Clario)(8)(15)(16)	First lien senior secured loan	S+	4.75%		1/2032	67,599	66,900	66,862
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(9)(15)	First lien senior secured loan	S+	4.75%		12/2029	45,575	45,241	45,575
OneOncology, LLC(9)(15)	First lien senior secured loan	S+	4.75%		6/2030	13,069	13,038	13,003
OneOncology, LLC(9)(15)(16)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	10,893	10,872	10,893
PetVet Care Centers, LLC(8)(15)	First lien senior secured loan	S+	6.00%		11/2030	77,519	75,093	73,255
Phantom Purchaser, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		9/2031	8,887	8,872	8,865

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
TC Holdings, LLC (dba TrialCard)(9)(15)	First lien senior secured loan	S+	5.00%		4/2027		38,415	38,445	38,415
Vermont Aus Pty Ltd(14)(15)(23)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	12,942	8,074	8,024
								360,232	358,130	4.5%
Health Care Technology
Athenahealth Group Inc.(3)(8)(15)	First lien senior secured loan	S+	3.00%		2/2029		3,484	3,444	3,435
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(15)	First lien senior secured loan	S+	5.75%		8/2028		113,848	112,813	112,425
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		10,441	10,159	10,256
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(15)(16)	First lien senior secured revolving loan	S+	5.75%		8/2026		11,280	11,222	11,128
Color Intermediate, LLC (dba ClaimsXten)(9)(15)	First lien senior secured loan	S+	4.75%		10/2029		47,789	47,827	47,789
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(8)(15)	First lien senior secured loan	S+	5.00%		8/2031		155,835	155,604	155,835
GI Ranger Intermediate, LLC (dba Rectangle Health)(9)(15)	First lien senior secured loan	S+	5.75%		10/2028		26,886	26,553	26,347
Greenway Health, LLC(9)(15)	First lien senior secured loan	S+	6.75%		4/2029		18,860	18,582	18,625
Hyland Software, Inc.(8)(15)	First lien senior secured loan	S+	5.00%		9/2030		149,434	149,486	149,434
Indikami Bidco, LLC (dba IntegriChain)(8)(15)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		133,805	131,964	132,467
Indikami Bidco, LLC (dba IntegriChain)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		2,085	2,004	2,065
Indikami Bidco, LLC (dba IntegriChain)(8)(15)(16)	First lien senior secured revolving loan	S+	6.00%		6/2030		7,299	7,124	7,169
Inovalon Holdings, Inc.(9)(15)	First lien senior secured loan	S+	5.75%		11/2028		151,454	149,387	151,454
Inovalon Holdings, Inc.(9)(15)	Second lien senior secured loan	S+		10.76%	11/2033		98,162	97,096	98,162
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(9)(15)(23)	First lien senior secured loan	S+	6.50%		8/2026		164,336	163,732	160,227
Interoperability Bidco, Inc. (dba Lyniate)(9)(15)(16)	First lien senior secured loan	S+	5.75%		3/2028		117,712	116,857	115,215
Natural Partners, LLC(9)(15)(23)	First lien senior secured loan	S+	4.50%		11/2027		12,289	12,298	12,289
Neptune Holdings, Inc. (dba NexTech)(9)(15)	First lien senior secured loan	S+	4.50%		8/2030		10,892	10,876	10,892
Project Ruby Ultimate Parent Corp. (dba Wellsky)(3)(8)(15)	First lien senior secured loan	S+	3.00%		3/2028		11,628	11,594	11,581
RL Datix Holdings (USA), Inc.(10)(15)	First lien senior secured loan	S+	5.25%		4/2031		104,855	104,042	104,069
RL Datix Holdings (USA), Inc.(11)(15)	First lien senior secured GBP term loan	SA+	5.25%		4/2031		£48,558	61,227	62,206
Salinger Bidco Inc. (dba Surgical Information Systems)(9)(15)	First lien senior secured loan	S+	5.75%		8/2031		94,453	94,314	94,453
								1,498,205	1,497,523	18.8%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(9)(15)	First lien senior secured loan	S+	7.00%		9/2025		72,962	72,887	72,962
								72,887	72,962	0.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(9)(15)	First lien senior secured loan	S+	6.50%		12/2026	83,870	83,589	83,870
							83,589	83,870	1.1%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(9)(15)(16)	First lien senior secured loan	S+	5.25%		1/2031	6,708	6,682	6,708
QAD, Inc.(8)(15)	First lien senior secured loan	S+	4.75%		11/2027	87,940	87,940	87,720
							94,622	94,428	1.2%
Insurance
AmeriLife Holdings LLC(10)(15)(16)	First lien senior secured loan	S+	5.00%		8/2029	43,920	43,733	43,695
Asurion, LLC(3)(8)(15)	First lien senior secured loan	S+	4.25%		8/2028	18,389	18,309	18,202
Asurion, LLC(3)(8)(15)	Second lien senior secured loan	S+	5.25%		1/2028	10,833	10,711	10,230
Diamond Insure Bidco (dba Acturis)(13)(15)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€8,121	8,666	8,662
Diamond Insure Bidco (dba Acturis)(11)(15)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£26,545	33,765	33,835
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(9)(15)	First lien senior secured loan	S+	7.50%		3/2029	44,738	44,426	44,403
Galway Borrower LLC(9)(15)(16)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	152	152	152
Integrated Specialty Coverages, LLC(9)(15)	First lien senior secured loan	S+	4.75%		7/2030	7,773	7,779	7,773
Integrity Marketing Acquisition, LLC(9)(15)	First lien senior secured loan	S+	5.00%		8/2028	84,612	84,425	84,612
Simplicity Financial Marketing Group Holdings, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		12/2031	14,286	14,153	14,143
Simplicity Financial Marketing Group Holdings, Inc.(10)(15)(16)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	610	588	587
							266,707	266,294	3.4%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(12)(15)(23)	First lien senior secured EUR term loan	E+	5.50%		5/2031	€64,942	69,428	70,150
							69,428	70,150	0.9%
IT Services
Kaseya Inc.(8)(15)	First lien senior secured loan	S+	3.25%		3/2032	70,000	69,698	69,650
Kaseya Inc.(8)(15)	Second lien senior secured loan	S+	5.00%		3/2033	17,500	17,424	17,413
Severin Acquisition, LLC (dba PowerSchool)(8)(15)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	93,322	92,309	92,156
Severin Acquisition, LLC (dba PowerSchool)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	5.00%		10/2031	1,317	1,184	1,164
Severin Acquisition, LLC (dba PowerSchool)(9)(15)(16)	First lien senior secured revolving loan	S+	4.75%		10/2031	1,754	1,621	1,608
Spaceship Purchaser, Inc. (dba Squarespace)(9)(15)	First lien senior secured loan	S+	5.00%		10/2031	180,849	180,528	180,849
							362,764	362,840	4.6%
Life Sciences Tools & Services
Bamboo US BidCo LLC(12)(15)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€15,655	16,842	16,910
Bamboo US BidCo LLC(9)(15)	First lien senior secured loan	S+	5.25%		9/2030	28,995	29,003	28,995
Bracket Intermediate Holding Corp.(3)(9)(15)(23)	First lien senior secured loan	S+	4.25%		5/2028	34,390	34,496	34,476

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Creek Parent, Inc. (dba Catalent)(8)(15)	First lien senior secured loan	S+	5.25%		12/2031	174,889	173,077	174,014
							253,418	254,395	3.2%
Media
Monotype Imaging Holdings Inc.(8)(15)(16)	First lien senior secured loan	S+	5.50%		2/2031	129,370	129,015	129,370
							129,015	129,370	1.6%
Multiline Retail
PDI TA Holdings, Inc.(9)(15)(16)	First lien senior secured loan	S+	5.50%		2/2031	25,263	24,973	24,991
							24,973	24,991	0.3%
Pharmaceuticals
Foundation Consumer Brands, LLC(9)(15)	First lien senior secured loan	S+	5.00%		2/2029	21,394	21,304	21,287
Pacific BidCo Inc.(10)(15)(23)	First lien senior secured loan	S+		6.00%	8/2029	9,049	8,876	8,868
Pacific BidCo Inc.(10)(15)(23)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	936	935
							31,116	31,090	0.4%
Professional Services
Certinia Inc.(9)(15)	First lien senior secured loan	S+	5.25%		8/2030	88,235	87,895	88,235
CloudPay, Inc.(9)(15)	First lien senior secured loan	S+	7.50%		7/2029	21,000	20,815	20,790
Cornerstone OnDemand, Inc.(8)(15)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	70,959	60,379
Gerson Lehrman Group, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		12/2027	37,790	37,586	37,790
Proofpoint, Inc.(3)(8)(15)	First lien senior secured loan	S+	3.00%		8/2028	3,159	3,151	3,146
Sensor Technology Topco, Inc. (dba Humanetics)(9)(15)(16)	First lien senior secured loan	S+	7.00%		5/2028	64,416	64,468	64,416
Sensor Technology Topco, Inc. (dba Humanetics)(12)(15)(16)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€11,648	12,612	12,594
Sensor Technology Topco, Inc. (dba Humanetics)(8)(15)(16)	First lien senior secured revolving loan	S+	6.50%		5/2028	2,528	2,530	2,528
Sovos Compliance, LLC(3)(8)(15)	First lien senior secured loan	S+	4.00%		8/2029	19,303	19,209	19,201
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(15)	First lien senior secured loan	S+	5.25%		6/2028	139,408	138,659	139,408
TK Operations Ltd (dba Travelperk, Inc.)(15)(26)	First lien senior secured loan	N/A		11.50%	5/2029	49,430	46,244	46,465
When I Work, Inc.(9)(15)	First lien senior secured loan	S+	5.50%		11/2027	36,203	36,054	34,935
							540,182	529,887	6.7%
Real Estate Management & Development
Entrata, Inc.(8)(15)	First lien senior secured loan	S+	5.75%		7/2030	45,197	45,222	45,197
RealPage, Inc.(3)(9)(15)	First lien senior secured loan	S+	3.75%		4/2028	35,000	34,825	34,962
							80,047	80,159	1.0%
Systems Software
Acquia Inc.(9)	First lien senior secured loan	S+	7.00%		11/2026	188,298	188,004	184,533
Activate Holdings (US) Corp. (dba Absolute Software)(9)(15)(23)	First lien senior secured loan	S+	5.50%		7/2030	54,401	54,420	54,401
Appfire Technologies, LLC(9)(15)	First lien senior secured loan	S+	5.00%		3/2028	6,978	6,983	6,978
Arctic Wolf Networks, Inc.(9)(15)	First lien senior secured loan	S+	5.75%		2/2030	88,384	87,519	87,500
Arctic Wolf Networks, Inc.(15)(26)	Senior convertible notes	N/A		3.00%	11/2030	129,334	165,316	165,316
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(8)(15)	First lien senior secured loan	S+	6.50%		3/2031	94,049	93,133	93,345
Barracuda Networks, Inc.(3)(9)(15)	First lien senior secured loan	S+	4.50%		8/2029	22,976	20,253	19,817
Barracuda Networks, Inc.(9)(15)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	43,661	42,325
Barracuda Parent, LLC(9)(15)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,848	19,369

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Bayshore Intermediate #2, L.P. (dba Boomi)(9)(15)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	153,679	153,699	153,679
ConnectWise, LLC(3)(9)(15)	First lien senior secured loan	S+	3.50%		9/2028	3,050	3,048	3,044
Crewline Buyer, Inc. (dba New Relic)(8)(15)	First lien senior secured loan	S+	6.75%		11/2030	213,236	210,927	211,104
Databricks, Inc.(8)(15)	First lien senior secured loan	S+	4.50%		1/2031	114,694	114,179	114,120
Databricks, Inc.(15)	First lien senior secured delayed draw term loan	S+	4.50%		1/2031	—	2	—
Delinea Buyer, Inc. (f/k/a Centrify)(9)(15)(16)	First lien senior secured loan	S+	5.75%		3/2028	105,455	104,052	105,455
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)(15)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	29,974	29,934
Forescout Technologies, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		5/2031	67,644	67,335	67,305
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(8)(15)(23)	First lien senior secured loan	S+	7.50%		4/2026	148,889	147,924	148,889
LogRhythm, Inc.(9)(15)	First lien senior secured loan	S+	7.50%		7/2029	4,750	4,624	4,619
Oranje Holdco, Inc. (dba KnowBe4)(9)(15)	First lien senior secured loan	S+	7.75%		2/2029	119,636	119,584	119,636
Oranje Holdco, Inc. (dba KnowBe4)(9)(15)	First lien senior secured loan	S+	7.25%		2/2029	26,646	26,459	26,446
Ping Identity Holding Corp.(9)(15)	First lien senior secured loan	S+	4.75%		10/2029	102,343	102,411	102,343
Rubrik, Inc.(9)(15)(16)	First lien senior secured loan	S+	7.00%		8/2028	64,734	64,667	64,734
Securonix, Inc.(9)(15)	First lien senior secured loan	S+	4.00%	3.75%	4/2028	39,927	37,199	34,637
Securonix, Inc.(9)(15)(16)(28)	First lien senior secured revolving loan	S+	7.00%		4/2028	160	(326)	(783)
Sitecore Holding III A/S(9)(15)	First lien senior secured loan	S+	3.50%	4.25	3/2029	21,288	21,242	21,288
Sitecore Holding III A/S(12)(15)	First lien senior secured EUR term loan	E+	3.50%	4.25%	3/2029	€123,803	132,044	133,732
Sitecore USA, Inc.(9)(15)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	128,341	128,068	128,341
Sophos Holdings, LLC(3)(8)(15)(23)	First lien senior secured loan	S+	3.50%		3/2027	14,579	14,607	14,569
Talon MidCo 2 Limited(8)(15)(23)	First lien senior secured loan	S+	5.20%		8/2028	35,903	35,894	35,903
Tricentis Operations Holdings, Inc.(9)(15)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	112,398	111,323	111,274
							2,308,073	2,303,853	29.0%
Total non-controlled/non-affiliated debt investments							$10,210,192	$10,180,225	128.1%
Total non-controlled/non-affiliated misc. debt commitments(15)(28)(Note 7)							$(4,880)	$(4,047)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$10,205,312	$10,176,178	128.1%

Equity Investments
Aerospace & defense
Space Exploration Technologies Corp.(15)(17)(24)	Class A Common Stock	N/A			N/A	419,311	23,013	78,957
Space Exploration Technologies Corp.(15)(17)(24)	Class C Common Stock	N/A			N/A	84,250	4,011	15,864
							27,024	94,821	1.2%
Application Software
6Sense Insights, Inc.(15)(17)(24)	Series E-1 Preferred Stock	N/A			N/A	1,580,642	48,102	40,145
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Common stock	N/A			N/A	30,000	1,000	336
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Warrants	N/A			N/A	666,666	—	113
AlphaSense, LLC(15)(17)(24)	Series E Preferred Shares	N/A			N/A	284,408	13,176	13,441
Bird Holding B.V. (fka MessageBird Holding B.V.)(15)(17)(23)(24)	Extended Series C Warrants	N/A			N/A	191,530	1,174	278

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(17)(26)	Preferred Stock	N/A		10.50%	N/A	15,000	22,279	21,648
EShares, Inc. (dba Carta)(17)(24)	Series E Preferred Stock	N/A			N/A	186,904	2,008	4,378
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(17)(23)(24)	LP Interest	N/A			N/A	$2,285	2,285	2,867
Nylas, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	2,088,467	15,009	2,535
Project Alpine Co-Invest Fund, LP(15)(17)(23)(24)	LP Interest	N/A			N/A	$13,333	16,381	17,509
Saturn Ultimate, Inc.(15)(17)(24)	Common stock	N/A			N/A	5,580,593	25,008	45,535
Simpler Postage, Inc. (dba Easypost)(15)(17)(24)	Warrants	N/A			N/A	216,891	2,635	2,591
Zoro TopCo, L.P.(15)(17)(24)	Class A Common Units	N/A			N/A	19,731	17,739	18,455
Zoro TopCo, Inc.(9)(15)(17)	Series A Preferred Equity	S+		9.50%	N/A	1,644,254	26,289	26,491
							193,085	196,322	2.5%
Capital Markets
Acorns Grow Incorporated(15)(17)(23)(26)	Series F Preferred Stock	N/A		5.00%	N/A	572,135	11,376	11,225
							11,376	11,225	0.1%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(17)(24)	Class A-2 Common Units	N/A			N/A	3,333,333	2,841	474
Dodge Construction Network Holdings, L.P.(9)(15)(17)	Series A Preferred Units	S+	8.25%		N/A	—	69	41
							2,910	515
Consumer products
SLA Eclipse Co-Invest, L.P.(3)(17)(23)(24)	LP Interest	N/A			N/A	$15,000	15,256	16,551
							15,256	16,551	0.2%
Diversified Financial Services
Amergin Asset Management, LLC(15)(17)(23)(24)	Class A Units	N/A			N/A	50,000,000	783	1,816
Brex, Inc.(17)(24)	Preferred Stock	N/A			N/A	143,943	5,012	2,885
Juniper Square, Inc.(17)(24)	Warrants	N/A			N/A	40,984	2,128	2,126
							7,923	6,827	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(17)(23)(24)	LP Interest	N/A			N/A	$2,540	2,341	2,593
Minerva Holdco, Inc.(15)(17)(26)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	136,940	135,419
Orange Blossom Parent, Inc.(15)(17)(24)	Common Units	N/A			N/A	16,667	1,665	1,664
WP Irving Co-Invest, L.P.(15)(17)(23)(24)	Partnership Units	N/A			N/A	2,500,000	2,241	2,553
							143,187	142,229	1.8%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(15)(17)(24)	Class A Interest	N/A			N/A	317	3,521	3,868
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(17)(26)	Series A Preferred Stock	N/A		15.00%	N/A	8,838	10,118	9,744
							13,639	13,612	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(17)(26)	Series A Preferred Stock	N/A		10.00%	N/A	25,000	30,187	32,149
							30,187	32,149	0.4%
Insurance
Accelerate Topco Holdings, LLC(17)(24)	Common Units	N/A			N/A	12,822	612	612
							612	612	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(17)(24)	Senior Preferred Class D Units	N/A			N/A	4,126,175	50,025	39,463
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(17)(23)(24)	Series E Preferred Stock	N/A			N/A	19,499	42,496	37,998
							92,521	77,461	1.0%
IT Services
E2Open Parent Holdings, Inc.(2)(23)(24)	Class A Common Stock	N/A			N/A	1,650,943	17,505	3,302
JumpCloud, Inc.(17)(24)	Series B Preferred Stock	N/A			N/A	756,590	4,531	639
JumpCloud, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	6,679,245	40,017	28,343
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)(15)(17)	Perpetual Preferred Stock	S+		11.00%	N/A	44,100	61,130	61,157
Replicated, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	1,277,832	20,008	6,496
WMC Bidco, Inc. (dba West Monroe)(15)(17)(26)	Senior Preferred Stock	N/A		11.25%	N/A	57,231	82,884	82,340
							226,075	182,277	2.3%
Pharmaceuticals
XOMA Corporation(15)(17)(24)	Warrants	N/A			N/A	24,000	174	169
							174	169	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(17)(24)	Class A Common Stock	N/A			N/A	70,000	7,000	3,621
CloudPay, Inc.(15)(17)(23)(26)	Series E Preferred Stock	N/A		13.50%	N/A	84,830	19,956	19,947
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(17)(26)	Series A Preferred Stock	N/A		10.50%	N/A	28,000	38,448	30,841
Thunder Topco L.P. (dba Vector Solutions)(15)(17)(24)	Common Units	N/A			N/A	7,857,410	7,857	9,348
TravelPerk, Inc.(15)(17)(24)	Warrants	N/A			N/A	156,041	4,447	5,400
Vestwell Holdings, Inc.(15)(17)(24)	Series D Preferred Stock	N/A			N/A	304,350	6,022	6,000
							83,730	75,157	0.9%
Road & Rail
Bolt Technology OÜ(17)(23)(24)	Preferred Stock	N/A			N/A	43,478	11,318	10,431
							11,318	10,431	0.1%
Systems Software
Algolia, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	970,281	10,000	17,523
Algolia, Inc.(17)(24)	Series D Preferred Stock	N/A			N/A	136,776	4,000	3,027
Arctic Wolf Networks, Inc.(17)(24)	Preferred Stock	N/A			N/A	3,032,840	25,036	26,901
Axonius, Inc.(17)(24)	Series E Preferred Stock	N/A			N/A	1,733,274	8,149	8,142
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(17)(24)	Common Units	N/A			N/A	12,692,160	12,692	19,053
Chrome Investors LP(15)(16)(23)(26)	LP Interest	N/A			N/A	$16,407	16,417	16,407
Circle Internet Services, Inc.(17)(24)	Warrants	N/A			N/A	358,412	6	567

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Circle Internet Services, Inc.(17)(24)	Series D Preferred Stock	N/A			N/A	2,934,961	15,000	14,175
Circle Internet Services, Inc.(17)(24)	Series E Preferred Stock	N/A			N/A	821,806	6,917	4,978
Circle Internet Services, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	75,876	1,500	788
Circle Internet Services, Inc.(17)(24)	Subordinated Convertible Security	N/A			N/A	758,882	759	759
Elliott Alto Co-Investor Aggregator L.P.(15)(17)(23)(24)	LP Interest	N/A			N/A	14,627	21,934	24,085
Excalibur CombineCo, L.P.(15)(17)(24)	Class A Units	N/A			N/A	3,340,668	99,452	78,278
Halo Parent Newco, LLC(15)(17)(26)	Class H PIK Preferred Equity	N/A		11.00%	N/A	45,000	46,659	44,734
HARNESS INC.(17)(24)(27)	Series D Preferred Stock	N/A			N/A	1,022,648	9,169	9,169
Illumio, Inc.(17)(24)	Common stock	N/A			N/A	358,365	2,432	1,486
Illumio, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	2,483,618	16,684	15,502
Project Hotel California Co-Invest Fund, L.P.(3)(15)(17)(23)(24)	LP Interest	N/A			N/A	$10,739	14,719	14,860
							311,525	300,434	3.8%
Thrifts & Mortgage Finance
Blend Labs, Inc.(15)(17)(24)	Warrants	N/A			N/A	299,216	1,625	4
							1,625	4
Total non-controlled/non-affiliated portfolio company equity investments							$1,172,167	$1,160,796	14.6%
Total non-controlled/non-affiliated portfolio company investments							$11,377,479	$11,336,974	142.7%

Non-controlled/affiliated portfolio company investments(21)
Debt Investments(6)
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(23)(26)	First lien senior secured loan	N/A		12.00%	7/2030	13,154	13,144	13,154
AAM Series 2.1 Aviation Feeder, LLC(15)(23)(26)	First lien senior secured loan	N/A		12.00%	11/2030	15,806	15,816	15,806
							28,960	28,960	0.4%
Insurance
Coherent Group Inc.(15)(21)(26)	Convertible notes	N/A	5.30%		12/2025	3,029	3,032	3,029
							3,032	3,029	—%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(9)(15)(16)(21)(25)	First lien senior secured loan	N/A		6.75%	3/2027	22,197	19,199	3,766
							19,199	3,766	—%
IT Services
Pluralsight, LLC(9)(15)(21)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,593	30,593	30,593
Pluralsight, LLC(9)(15)(21)	First lien senior secured loan	S+		7.50%	8/2029	32,319	32,319	32,319
							62,912	62,912	0.8%
Total non-controlled/affiliated portfolio company debt investments							$114,103	$98,667	1.2%

Equity Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(17)(23)(24)	LLC Interest	N/A			N/A	7,365,950	9,178	9,750
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(17)(23)(24)(26)	LLC Interest	N/A			N/A	6,850,888	9,404	9,687
							18,582	19,437	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Insurance
Coherent Group Inc.(17)(21)(24)	Series B Preferred Shares	N/A			N/A	456,035	12,210	12,199
Fifth Season Investments LLC(15)(17)(19)(21)	Class A Units	N/A			N/A	16	133,467	137,359
							145,677	149,558	1.9%
Internet & Direct Marketing Retail
Signifyd Inc.(17)(21)(26)	Preferred equity	N/A		9.00%	N/A	2,755,121	139,190	126,940
Walker Edison Holdco LLC(15)(17)(21)(24)	Common Units	N/A			N/A	98,319	9,500	—
							148,690	126,940	1.6%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(15)(17)(21)(24)	Common stock	N/A			N/A	10,119,090	26,850	26,850
							26,850	26,850	0.3%
Pharmaceuticals
LSI Financing LLC(15)(16)(17)(21)(23)(24)(26)	Common Equity	N/A			N/A	$92,364	92,252	95,876
LSI Financing 1 DAC(15)(17)(21)(23)(26)	Preferred equity	N/A			N/A	$7,749	8,044	7,738
							100,296	103,614	1.3%
Systems Software
Help HP SCF Investor, LP(15)(17)(21)(24)	LP Interest	N/A			N/A	$59,333	59,385	59,923
Securiti, Inc.(15)(17)(24)	Series C Preferred Shares	N/A			N/A	5,051,142	40,032	40,000
							99,417	99,923	1.3%
Total non-controlled/affiliated portfolio company equity investments							$539,512	$526,322	6.6%
Total non-controlled/affiliated portfolio company investments							$653,615	$624,989	7.9%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(17)(22)(23)(24)	LLC Interest	N/A			N/A	122,996	75,294	106,443
							75,294	106,443	1.3%
Joint Ventures
Blue Owl Credit SLF LLC(15)(17)(19)(22)(23)(24)	LLC Interest	N/A			N/A	$2,442	2,452	2,452
							2,452	2,452	—%
Total controlled/affiliated portfolio company equity investments							$77,746	$108,895	1.4%
Total controlled/affiliated portfolio company investments							$77,746	$108,895	1.4%
Total Investments							$12,108,840	$12,070,858	151.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	Interest Rate Swaps as of March 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.5645%	3/4/2029	700,000	10,665	—	(57)	April 2029 Notes	Note 5
Interest rate swap(b)	6.10%	S + 1.7670%	2/15/2028	650,000	10,208	—	(410)	March 2028 Notes	Note 5
Total				$1,350,000	$20,873		$(467)

(a) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(b) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with SMBC Capital Markets, Inc.
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(5)As of March 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $49.7 million based on a tax cost basis of $12.0 billion. As of March 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $135.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $185.6 million.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(11)The interest rate on these loans is subject to SONIA, which as of March 31, 2025 was 4.46%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2025 was 2.34%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2025 was 2.34%.
(14)The interest rate on these loans is subject to 3 month BBSY, which as of March 31, 2025 was 4.13%.
(15)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	10,038	(50)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(90)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	11,872	(89)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	2,197	2,339	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	5,250	(13)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	2,108	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	1,344	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	129	169	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	7/2025	—	7,119	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	6,329	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,898	5,745	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	6,856	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,519	21,744	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	5,831	(29)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	18,393	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	6,316	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	7,643	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	5,364	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	25,806	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	9,545	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	632	12,003	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	3/2026	—	11,119	(56)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	6,338	5,514	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	1,991	972	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	88	1,466	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	425	1,494	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	2,085	16,162	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	514	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	12,831	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	7,619	(152)
Juniper Square, Inc.	First lien senior secured delayed draw term loan	6/2026	3,545	7,705	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,693	3,385	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	(44)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	11,334	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	20,908	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,470	8,172	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	—	34,699	(87)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	4,970	2,956	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	65,095	(489)
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	—	2,271	(11)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	10,239	(461)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	—	13,777	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	10,409	1,645	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	7,570	419	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	551	736	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	121	162	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	1,317	18,175	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	4,478	53,946	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	610	3,200	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	16,329	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	10,765	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(112)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	35,836	—
Non-controlled/non-affiliated - revolving debt commitments
Acquia Inc.*	First lien senior secured revolving loan	11/2026	11,789	—	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	28,149	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(63)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	4,898	(24)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	816	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	952	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	(30)
Associations, Inc.	First lien senior secured revolving loan	7/2028	4,537	1,594	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	(78)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	5,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	13,131	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	11,280	951	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	11,022	11,022	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	5,102	(51)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	2,338	4,450	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	8,824	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	4,664	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,852	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	(126)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(214)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	13,410	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	3,823	(29)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	6,150	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(109)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	5,231	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	6,318	(63)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	4,029	11,994	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	9,693	(48)
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	(6)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	1,185	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	2,933	2,700	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	64	132	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	1,913	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,211	(44)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	4,799	(48)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	25,000	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	7,299	5,735	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,986	7,041	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,214	9,024	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
Juniper Square, Inc.	First lien senior secured revolving loan	12/2026	—	2,250	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,251	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	(25)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(13)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(6)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	1,590	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	9,300	(47)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	14,955	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	12,346	(170)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	302	1,961	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	10,745	(591)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	1,140	(3)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	10,286	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	682	4,773	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(29)
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	11,725	(29)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	(155)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	17,433	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	9,141	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	160	6,958	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	2,528	3,011	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	1,754	9,941	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	(19)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,155	7,509	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	1,682	(8)
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	2,842	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(140)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	2,500	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,605	(196)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	—
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	16,407	4,102	—
Non-controlled/affiliated - delayed draw debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	12,649	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	587	822	—
Non-controlled/affiliated - revolving debt commitments
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	7,366	15,723	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	6,851	4,491	—
LSI Financing LLC	Common Equity	N/A	92,364	1,000	—
Total Portfolio Company Commitments			$299,025	$1,457,574	$(4,047)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
*Fully funded
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $1.8 billion or 22.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 02, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Blend Labs, Inc.	Warrants	July 02, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 01, 2024
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Circle Internet Services, Inc.	Subordinated Convertible Security	April 12, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
E2Open Parent Holdings, Inc.	Class A Common Stock	August 27, 2021
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019
Excalibur CombineCo, L.P.	Class A Units	July 02, 2024
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
HARNESS INC.	Series D Preferred Stock	June 11, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common stock	August 27, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 08, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
JumpCloud, Inc.	Series F Preferred Stock	September 03, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
Juniper Square, Inc.	Warrants	March 24, 2025
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 09, 2021
LSI Financing 1 DAC	Preferred equity	December 14, 2022
LSI Financing LLC	Common Equity	November 25, 2024
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 05, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
Nylas, Inc.	Series C Preferred Stock	June 03, 2021
Orange Blossom Parent, Inc.	Common Units	March 24, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Signifyd Inc.	Preferred equity	April 08, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 23, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 23, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 02, 2024
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 01, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 09, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
(18)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See Note 5 “Debt”.
(19)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See Note 5 “Debt”.
(20)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the period ended March 31, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at March 31, 2025	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	$—	$18,371	$(24)	$384	$—	$4,173	$22,904	$47	$—	$19
AAM Series 2.1 Aviation Feeder, LLC	—	21,311	(52)	(82)	—	4,316	25,493	122	—	—
Coherent Group LTD	—	15,241	—	(13)	—	—	15,228	5	—	—
Fifth Season Investments LLC	62,517	76,807	—	(1,965)	—	—	137,359	—	4,514	—
Help HP SCF Investor, LP	60,350	—	—	(427)	—	—	59,923	—	—	—
LSI Financing 1 DAC	3,093	4,929	—	(284)	—	—	7,738	—	—	—
LSI Financing LLC	61,677	47,605	(17,218)	3,812	—	—	95,876	—	1,639	—
Pluralsight, LLC	88,660	1,102	—	—	—	—	89,762	1,628	—	32
Securiti, Inc.	—	20,016	—	(16)	—	20,000	40,000	—	—	—
Signifyd Inc.	126,065	—	—	875	—	—	126,940	—	3,083	—
Walker Edison Furniture Company LLC	4,941	1,875	(7)	(3,043)	—	—	3,766	(5)	—	—
Total Non-Controlled Affiliates	$407,303	$207,257	$(17,301)	$(759)	$—	$28,489	$624,989	$1,797	$9,236	$51

(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest (“PIK”) or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(c)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo.
(22)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended March 31, 2025, were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at March 31, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC(c)	$947	$1,503	$—	$2	$—	$—	$2,452	$—	$55	$—
Revolut Ribbit Holdings, LLC	106,443	—	—	—	—	—	106,443	—	—	—
Total Controlled Affiliates	$107,390	$1,503	$—	$2	$—	$—	$108,895	$—	$55	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, PIK or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 13.7% of total assets as calculated in accordance with the regulatory requirements.
(24)Non-income producing investment.
(25)Loan was on non-accrual status as of March 31, 2025.
(26)Contains a fixed-rate structure.
(27)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(28)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(9)(13)	First lien senior secured loan	S+	5.00%	9/2029	$6,988	$6,988	$6,988	0.2%
Peraton Corp.(3)(6)(9)(13)	Second lien senior secured loan	S+	7.75%	2/2029	84,551	83,762	68,148	1.9%
						90,750	75,136	2.1%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(6)(8)(13)	First lien senior secured loan	S+	4.75%	8/2031	22,642	22,423	22,415	0.6%
AlphaSense, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.25%	6/2029	27,383	27,132	27,110	0.7%
Anaplan, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	6/2029	50,696	50,596	50,696	1.4%
Armstrong Bidco Limited(6)(11)(13)(14)(22)	First lien senior secured GBP term loan	SA+	5.25%	6/2029	£8,086	9,775	10,077	0.3%
Artifact Bidco, Inc. (dba Avetta)(6)(9)(13)	First lien senior secured loan	S+	4.50%	7/2031	15,982	15,907	15,902	0.4%
Avalara, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.25%	10/2028	9,091	8,994	9,091	0.3%
Boxer Parent Company Inc. (f/k/a BMC)(3)(6)(9)(13)	First lien senior secured loan	S+	3.75%	7/2031	10,000	9,977	10,074	0.3%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(9)(13)(14)	First lien senior secured loan	S+	5.50%	8/2027	78,766	77,760	76,477	2.1%
CivicPlus, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	8/2027	68,151	67,813	68,151	1.9%
Coupa Holdings, LLC(6)(9)(13)	First lien senior secured loan	S+	5.25%	2/2030	781	781	781	—%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(6)(10)(13)	Unsecured notes	S+	11.75% PIK	6/2034	46,503	45,760	46,503	1.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)(8)(13)	First lien senior secured loan	S+	5.50%	9/2028	75,864	74,948	75,485	2.1%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	8.25%	11/2029	15,407	15,003	15,407	0.4%
Fullsteam Operations, LLC(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	7.00%	11/2029	969	915	961	—%
Gainsight, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	6.00%	7/2027	70,687	70,190	70,687	1.9%
Granicus, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.75% (2.25% PIK)	1/2031	1,960	1,943	1,960	0.1%
Granicus, Inc.(6)(9)(13)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	1/2031	290	288	287	—%
GS Acquisitionco, Inc. (dba insightsoftware)(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	5/2028	52,817	52,654	52,413	1.4%
JS Parent, Inc. (dba Jama Software)(6)(9)(13)	First lien senior secured loan	S+	5.00%	4/2031	13,642	13,579	13,642	0.4%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(8)(13)(22)	First lien senior secured loan	S+	5.00%	7/2028	27,761	27,731	27,761	0.8%
Ministry Brands Holdings, LLC(6)(8)(13)(14)	First lien senior secured loan	S+	5.50%	12/2028	8,224	8,120	8,163	0.2%
Simpler Postage, Inc. (dba Easypost)(6)(8)(13)(14)	First lien senior secured loan	S+	8.00%	6/2029	19,215	18,328	18,322	0.5%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	3/2028	12,117	11,964	12,056	0.3%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(9)(13)	First lien senior secured loan	S+	5.50%	4/2027	40,208	39,802	40,208	1.1%
XPLOR T1, LLC(6)(9)(13)	First lien senior secured loan	S+	3.50%	6/2031	4,988	4,988	5,025	0.1%
Zendesk, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	11/2028	52,903	52,170	52,903	1.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

						729,541	732,557	20.1%
Banks
Finastra USA, Inc.(6)(9)(13)(14)(22)	First lien senior secured loan	S+	7.25%	9/2029	76,194	75,417	76,194	2.1%
						75,417	76,194	2.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(6)(9)(13)(14)	First lien senior secured loan	S+	4.75%	11/2027	56,056	55,678	56,056	1.5%
						55,678	56,056	1.5%
Buildings & Real Estate
Associations Finance, Inc.(13)(25)	Unsecured notes		14.25% PIK	5/2030	19,978	19,845	19,978	0.6%
Associations, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	6.50%	7/2028	51,699	51,649	51,699	1.4%
						71,494	71,677	2.0%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(8)(13)(14)	First lien senior secured loan	S+	6.25%	5/2028	904	893	904	—%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured loan	S+	4.50%	5/2031	18,740	18,638	18,693	0.5%
Pye-Barker Fire & Safety, LLC(6)(9)(13)(14)	First lien senior secured revolving loan	S+	4.50%	5/2030	341	329	334	—%
						19,860	19,931	0.5%
Consumer Finance
Klarna Holding AB(6)(9)(13)	Subordinated Floating Rate Notes		7.00%	4/2034	32,667	32,667	32,667	0.9%
						32,667	32,667	0.9%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(6)(8)(13)	First lien senior secured loan	S+	6.50%	1/2030	12,783	12,557	12,783	0.4%
Litera Bidco LLC(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	5/2028	130,589	129,990	130,263	3.6%
Relativity ODA LLC(6)(8)(13)	First lien senior secured loan	S+	4.50%	5/2029	92,129	91,781	91,899	2.5%
						234,328	234,945	6.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(25)	First lien senior secured loan		12.00% PIK	7/2030	2,507	2,490	2,507	0.1%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(25)	First lien senior secured loan		12.00% PIK	11/2030	2,534	2,534	2,534	0.1%
Blackhawk Network Holdings, Inc.(3)(6)(8)(13)	First lien senior secured loan	S+	5.00%	3/2029	59,700	58,613	60,363	1.7%
BTRS HOLDINGS INC. (dba Billtrust)(6)(9)(13)(14)	First lien senior secured loan	S+	7.25%	12/2028	944	924	941	—%
Computer Services, Inc. (dba CSI)(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	11/2029	7,443	7,398	7,443	0.2%
Computer Services, Inc. (dba CSI)(6)(9)(13)	First lien senior secured loan	S+	4.75%	11/2029	26,592	26,463	26,459	0.7%
Hg Genesis 8 Sumoco Limited(6)(11)(13)(22)	Unsecured facility	SA+	7.00% PIK	9/2027	£16,420	20,996	20,565	0.6%
Hg Genesis 9 SumoCo Limited(6)(12)(13)(22)	Unsecured facility	E+	6.25% PIK	3/2029	€9,187	10,055	9,513	0.3%
Hg Saturn Luchaco Limited(6)(11)(13)(22)	Unsecured facility	SA+	7.50% PIK	3/2026	£38,430	48,784	48,130	1.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	6/2030	61,704	61,090	61,396	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(8)(13)(14)	First lien senior secured loan	S+	5.00%	9/2028	24,357	24,283	24,357	0.7%
Smarsh Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	2/2029	49,714	49,350	49,714	1.4%
Smarsh Inc.(6)(8)(13)(14)	First lien senior secured revolving loan	S+	5.75%	2/2029	177	174	177	—%
						313,154	314,099	8.8%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(6)(8)(13)(22)	First lien senior secured loan	S+	5.25%	7/2031	120,979	119,493	120,676	3.3%
						119,493	120,676	3.3%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(6)(8)(13)	First lien senior secured loan	S+	3.50%	4/2028	4,974	4,944	5,004	0.1%
						4,944	5,004	0.1%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(8)(13)	First lien senior secured loan	S+	5.00%	12/2028	24,292	24,292	24,292	0.7%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(9)(13)(14)	First lien senior secured revolving loan	S+	5.00%	12/2027	302	302	302	—%
						24,594	24,594	0.7%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(9)(13)	First lien senior secured loan	S+	4.75%	12/2029	22,668	22,300	22,668	0.6%
PetVet Care Centers, LLC(6)(8)(13)	First lien senior secured loan	S+	6.00%	11/2030	38,858	38,514	37,206	1.0%
						60,814	59,874	1.6%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(9)(13)	First lien senior secured loan	S+	5.75%	8/2028	114,142	113,042	112,715	3.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured delayed draw term loan	S+	5.75%	8/2028	10,467	10,165	10,282	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	5.75%	8/2026	8,155	8,085	8,002	0.2%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(8)(13)	First lien senior secured loan	S+	5.00%	8/2031	58,027	57,705	57,882	1.6%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)(14)	First lien senior secured loan	S+	6.00%	10/2028	26,955	26,602	26,483	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(9)(13)(14)	First lien senior secured revolving loan	S+	6.00%	10/2027	258	237	219	—%
Greenway Health, LLC(6)(9)(13)	First lien senior secured loan	S+	6.75%	4/2029	8,685	8,514	8,577	0.2%
Hyland Software, Inc.(6)(8)(13)	First lien senior secured loan	S+	6.00%	9/2030	85,028	83,923	85,028	2.3%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030	61,081	59,862	60,776	1.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030	479	413	476	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	6.00%	6/2030	2,155	2,042	2,125	0.1%
Inovalon Holdings, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	11/2028	151,132	148,946	149,243	4.1%
Inovalon Holdings, Inc.(6)(9)(13)	Second lien senior secured loan	S+	10.50% PIK	11/2033	94,457	93,376	93,513	2.6%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(9)(13)(14)(22)	First lien senior secured loan	S+	6.50%	8/2026	164,732	164,030	160,614	4.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(9)(13)(14)	First lien senior secured loan	S+	6.25%	3/2028	87,018	86,769	84,841	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(8)(13)(14)	First lien senior secured revolving loan	S+	6.25%	3/2028	352	312	183	—%
Neptune Holdings, Inc. (dba NexTech)(6)(9)(13)	First lien senior secured loan	S+	4.75%	8/2030	4,368	4,346	4,368	0.1%
RL Datix Holdings (USA), Inc.(6)(10)(13)	First lien senior secured loan	S+	5.50%	4/2031	48,700	48,249	48,457	1.3%
RL Datix Holdings (USA), Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S+	5.50%	10/2030	1,266	1,180	1,218	—%
RL Datix Holdings (USA), Inc.(6)(11)(13)	First lien senior secured GBP term loan	SA+	5.50%	4/2031	£22,553	27,908	28,104	0.8%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)(8)(13)	First lien senior secured loan	S+	5.75%	8/2031	14,531	14,321	14,495	0.4%
						960,027	957,601	26.2%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	7.00%	9/2025	72,962	72,929	72,962	2.0%
Par Technology Corporation(6)(8)(13)	First lien senior secured loan	S+	5.00%	7/2029	19,286	19,008	19,093	0.5%
						91,937	92,055	2.5%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(9)(13)	First lien senior secured loan	S+	6.50%	12/2026	84,045	83,727	84,045	2.3%
						83,727	84,045	2.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(6)(9)(13)(14)	First lien senior secured loan	S+	5.00%	1/2031	3,314	3,283	3,305	0.1%
QAD, Inc.(6)(8)(13)	First lien senior secured loan	S+	4.75%	11/2027	88,166	88,167	87,946	2.4%
						91,450	91,251	2.5%
Insurance
Asurion, LLC(3)(6)(8)(13)	Second lien senior secured loan	S+	5.25%	1/2028	10,833	10,702	10,555	0.3%
Diamond Insure Bidco (dba Acturis)(6)(13)	First lien senior secured EUR term loan	E+	4.25%	7/2031	€625	658	636	—%
Diamond Insure Bidco (dba Acturis)(6)(11)(13)	First lien senior secured GBP term loan	SA+	4.50%	7/2031	£2,042	2,533	2,513	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)(9)(13)	First lien senior secured loan	S+	7.50%	3/2029	1,064	1,043	1,056	—%
Integrity Marketing Acquisition, LLC(6)(9)(13)	First lien senior secured loan	S+	5.00%	8/2028	47,836	47,606	47,836	1.3%
Simplicity Financial Marketing Group Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	12/2031	3,571	3,536	3,536	0.1%
						66,078	66,132	1.8%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(6)(12)(13)(22)	First lien senior secured EUR term loan	E+	5.75%	5/2031	€25,282	26,511	26,049	0.7%
						26,511	26,049	0.7%
IT Services
Kaseya Inc.(6)(8)(13)	First lien senior secured loan	S+	5.50%	6/2029	15,865	15,644	15,865	0.4%
Kaseya Inc.(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	5.50%	6/2029	482	462	482	—%
Severin Acquisition, LLC (dba PowerSchool)(6)(8)(13)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	31,972	31,663	31,653	0.9%
Spaceship Purchaser, Inc. (dba Squarespace)(6)(9)(13)	First lien senior secured loan	S+	5.00%	10/2031	83,848	83,438	83,429	2.3%
						131,207	131,429	3.6%
Life Sciences Tools & Services
Bamboo US BidCo LLC(6)(12)(13)	First lien senior secured EUR term loan	E+	5.25%	9/2030	€3,139	3,302	3,250	0.1%
Bamboo US BidCo LLC(6)(9)(13)(14)	First lien senior secured loan	S+	5.25%	9/2030	5,498	5,498	5,498	0.2%
Creek Parent, Inc. (dba Catalent)(6)(8)(13)	First lien senior secured loan	S+	5.25%	12/2031	84,384	82,913	82,907	2.3%
						91,713	91,655	2.6%
Media
Monotype Imaging Holdings Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	5.50%	2/2031	59,806	59,379	59,656	1.6%
						59,379	59,656	1.6%
Multiline Retail
PDI TA Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	2/2031	8,989	8,867	8,899	0.2%
PDI TA Holdings, Inc.(6)(9)(13)(14)	First lien senior secured delayed draw term loan	S+	5.50%	2/2031	1,166	1,142	1,150	—%
						10,009	10,049	0.2%
Professional Services
Certinia Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	8/2030	29,412	29,010	29,412	0.8%
CloudPay, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.50%	7/2029	9,682	9,597	9,585	0.3%
Cornerstone OnDemand, Inc.(6)(8)(13)	Second lien senior secured loan	S+	6.50%	10/2029	71,667	70,928	61,096	1.7%
Gerson Lehrman Group, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.25%	12/2027	18,895	18,763	18,848	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(9)(13)	First lien senior secured loan	S+	5.50%	6/2028	139,757	138,958	139,757	3.9%
TK Operations Ltd (dba Travelperk, Inc.)(13)(25)	First lien senior secured loan		11.50% PIK	5/2029	22,152	20,418	20,546	0.6%
When I Work, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.50%	11/2027	36,277	36,116	35,008	1.0%
						323,790	314,252	8.8%
Real Estate Management & Development
Entrata, Inc.(6)(8)(13)	First lien senior secured loan	S+	5.75%	7/2030	888	877	888	—%
RealPage, Inc.(3)(6)(9)(13)	First lien senior secured loan	S+	3.75%	4/2028	35,000	34,825	35,088	1.0%
						35,702	35,976	1.0%
Systems Software
Acquia Inc.(6)(9)(14)	First lien senior secured loan	S+	7.00%	10/2025	183,111	182,696	183,111	5.1%
Activate Holdings (US) Corp. (dba Absolute Software)(6)(9)(13)(14)(22)	First lien senior secured loan	S+	5.25%	7/2030	5,711	5,689	5,711	0.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Arctic Wolf Networks, Inc.(13)(25)	Senior convertible notes		3.00% PIK	9/2027	127,843	159,282	159,279	4.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(8)(13)(14)	First lien senior secured loan	S+	6.50%	3/2031	42,751	42,154	42,430	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(9)(13)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	104,763	104,745	104,763	2.9%
Crewline Buyer, Inc. (dba New Relic)(6)(8)(13)	First lien senior secured loan	S+	6.75%	11/2030	94,034	92,781	92,859	2.6%
Databricks, Inc.(6)(8)(13)	First lien senior secured loan	S+	4.50%	1/2031	53,061	52,796	52,796	1.5%
Delinea Buyer, Inc. (f/k/a Centrify)(6)(9)(13)(14)	First lien senior secured loan	S+	5.75%	3/2028	105,727	104,218	105,727	2.9%
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(6)(10)	Second lien senior secured loan	S+	5.25%	11/2030	13,500	13,434	13,676	0.4%
Forescout Technologies, Inc.(6)(9)(13)	First lien senior secured loan	S+	5.00%	5/2031	66,583	66,317	66,295	1.8%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(6)(8)(13)(22)	First lien senior secured loan	S+	7.50%	4/2026	148,889	147,706	148,517	4.1%
Ivanti Software, Inc.(6)(9)(13)	Second lien senior secured loan	S+	7.25%	12/2028	21,000	20,633	11,550	0.3%
LogRhythm, Inc.(6)(8)(13)	First lien senior secured loan	S+	7.50%	7/2029	4,750	4,618	4,619	0.1%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S+	7.75%	2/2029	12,818	12,673	12,818	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(6)(9)(13)	First lien senior secured loan	S+	7.25%	2/2029	5,371	5,324	5,331	0.1%
Ping Identity Holding Corp.(6)(9)(13)	First lien senior secured loan	S+	4.75%	10/2029	6,413	6,403	6,413	0.2%
Rubrik, Inc.(6)(9)(13)(14)	First lien senior secured loan	S+	7.00%	8/2028	11,770	11,654	11,770	0.3%
SailPoint Technologies Holdings, Inc.(6)(9)(13)	First lien senior secured loan	S+	6.00%	8/2029	29,853	29,387	29,853	0.8%
Securonix, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.75% (3.75% PIK)	4/2028	19,774	19,652	17,154	0.5%
Securonix, Inc.(6)(9)(13)(14)	First lien senior secured revolving loan	S+	7.00%	4/2028	80	61	(391)	—%
Sitecore Holding III A/S(6)(12)(13)	First lien senior secured EUR term loan	E+	7.75% (4.25% PIK)	3/2029	€56,504	59,255	58,510	1.6%
Sitecore USA, Inc.(6)(9)(13)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	58,456	58,111	58,456	1.6%
Sitecore Holding III A/S(6)(9)(13)	First lien senior secured loan	S+	7.75% (4.25% PIK)	3/2029	9,696	9,639	9,696	0.3%
Talon MidCo 2 Limited(6)(8)(13)(14)(22)	First lien senior secured loan	S+	6.95%	8/2028	2,700	2,664	2,700	0.1%
						1,211,892	1,203,643	33.4%
Total non-controlled/non-affiliated portfolio company debt investments						$5,016,156	$4,987,203	137.4%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(13)(16)(23)	Class A Common Stock		N/A	N/A	419,311	23,013	75,009	2.1%
Space Exploration Technologies Corp.(13)(16)(23)	Class C Common Stock		N/A	N/A	84,250	4,011	15,071	0.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

						27,024	90,080	2.5%
Application Software
6Sense Insights, Inc.(13)(16)(23)	Series E-1 Preferred Stock		N/A	N/A	1,264,514	40,066	32,116	0.9%
Alpha Partners Technology Merger Corp(2)(22)(23)	Common stock		N/A	N/A	30,000	1,000	334	—%
Alpha Partners Technology Merger Corp(2)(16)(22)(23)	Warrants		N/A	N/A	666,666	—	120	—%
AlphaSense, LLC(13)(16)(23)	Series E Preferred Shares		N/A	N/A	131,200	5,929	5,890	0.2%
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(13)(16)(25)	Preferred Stock		10.50% PIK	N/A	15,000	21,147	20,622	0.6%
EShares, Inc. (dba Carta)(16)(23)	Series E Preferred Stock		N/A	N/A	186,904	2,008	4,225	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(13)(16)(22)(23)	LP Interest		N/A	N/A	$2,281	2,285	2,862	0.1%
Bird Holding B.V. (fka MessageBird Holding B.V.)(13)(16)(22)(23)	Extended Series C Warrants		N/A	N/A	191,530	1,174	281	—%
Nylas, Inc.(16)(23)	Series C Preferred Stock		N/A	N/A	2,088,467	15,009	3,427	0.1%
Project Alpine Co-Invest Fund, LP(13)(16)(22)(23)	LP Interest		N/A	N/A	$3,644	3,646	4,785	0.1%
Saturn Ultimate, Inc.(13)(16)(23)	Common stock		N/A	N/A	5,580,593	25,008	47,930	1.3%
Simpler Postage, Inc. (dba Easypost)(13)(16)(23)	Warrants		N/A	N/A	65,694	827	827	—%
Zoro TopCo, Inc.(9)(13)(16)	Series A Preferred Equity	S+	9.50% PIK	N/A	7,114	9,017	9,236	0.3%
Zoro TopCo, L.P.(13)(16)(23)	Class A Common Units		N/A	N/A	592,872	5,929	6,455	0.2%
						133,045	139,110	3.9%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(6)(9)(13)(16)	Series A Preferred Units	S+	8.25%	N/A	—	69	40	—%
Dodge Construction Network Holdings, L.P.(13)(16)(23)	Class A-2 Common Units		N/A	N/A	3,333,333	2,841	474	—%
						2,910	514	—%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(3)(16)(22)(23)	LP Interest		N/A	N/A	$15,000	15,256	18,078	0.5%
						15,256	18,078	0.5%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(14)(16)(22)(23)	LLC Interest		N/A	N/A	$1,487	1,487	1,667	—%
AAM Series 2.1 Aviation Feeder, LLC(13)(14)(16)(22)(23)	LLC Interest		N/A	N/A	$1,422	1,425	1,781	—%
Amergin Asset Management, LLC(13)(16)(22)(23)	Class A Units		N/A	N/A	25,000,000	—	778	—%
Brex, Inc.(16)(23)	Preferred Stock		N/A	N/A	143,943	5,012	2,885	0.1%
						7,924	7,111	0.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)(16)(23)	Class A Interest		N/A	N/A	159	1,585	1,797	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(16)(25)	Series A Preferred Stock		15.00% PIK	N/A	4,419	5,046	4,749	0.1%
						6,631	6,546	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(13)(16)(22)(23)	LP Interest		N/A	N/A	$1,270	1,043	1,297	—%
Minerva Holdco, Inc.(13)(16)(25)	Senior A Preferred Stock		10.75% PIK	N/A	50,000	67,422	65,937	1.8%
WP Irving Co-Invest, L.P.(13)(16)(22)(23)	Partnership Units		N/A	N/A	1,250,000	976	1,276	—%
						69,441	68,510	1.8%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(13)(16)(25)	Series A Preferred Stock		10.00% PIK	N/A	25,000	29,446	30,919	0.9%
						29,446	30,919	0.9%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(16)(23)	Senior Preferred Class D Units		N/A	N/A	4,126,175	50,025	39,463	1.1%
Klaviyo, Inc.(2)(16)(23)	Series B Common Stock		N/A	N/A	1,078,770	36,027	44,488	1.2%
Linked Store Cayman Ltd. (dba Nuvemshop)(13)(16)(22)(23)	Series E Preferred Stock		N/A	N/A	19,499	42,496	37,998	1.0%
						128,548	121,949	3.3%
IT Services
E2Open Parent Holdings, Inc.(2)(22)(23)	Class A Common Stock		N/A	N/A	1,650,943	17,504	4,392	0.1%
JumpCloud, Inc.(16)(23)	Series B Preferred Stock		N/A	N/A	756,590	4,531	639	—%
JumpCloud, Inc.(16)(23)	Series F Preferred Stock		N/A	N/A	6,679,245	40,017	28,343	0.8%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(6)(10)(13)(16)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	7,500	10,266	10,405	0.3%
Replicated, Inc.(16)(23)	Series C Preferred Stock		N/A	N/A	1,277,832		10,502	0.3%
WMC Bidco, Inc. (dba West Monroe)(13)(16)(25)	Senior Preferred Stock		11.25% PIK	N/A	57,231	80,541	79,680	2.2%
						172,867	133,961	3.7%
Pharmaceuticals
XOMA Corporation(13)(16)(23)	Warrants		N/A	N/A	12,000	82	139	—%
						82	139	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(13)(16)(23)	Class A Common Stock		13.50% PIK	N/A	70,000	7,000	3,827	0.1%
CloudPay, Inc.(13)(16)(22)(25)	Series E Preferred Stock		13.50% PIK	N/A	39,109	8,896	8,896	0.2%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(13)(16)(25)	Series A Preferred Stock		10.50% PIK	N/A	28,000	38,428	30,743	0.8%
Thunder Topco L.P. (dba Vector Solutions)(13)(16)(23)	Common Units		N/A	N/A	7,857,410	7,857	9,348	0.3%
TravelPerk, Inc.(13)(16)(23)	Warrants		N/A	N/A	71,940	1,534	1,534	—%
Vestwell Holdings, Inc.(13)(16)(23)	Series D Preferred Stock		N/A	N/A	152,175	3,020	3,000	0.1%
						66,735	57,348	1.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Road & Rail
Bolt Technology OÜ(16)(22)(23)	Preferred Stock		N/A	N/A	43,478	11,318	9,999	0.3%
						11,318	9,999	0.3%
Systems Software
Algolia, Inc.(16)(23)	Series D Preferred Stock		N/A	N/A	136,776	4,000	3,027	0.1%
Algolia, Inc.(16)(23)	Series C Preferred Stock		N/A	N/A	970,281	10,000	17,523	0.5%
Arctic Wolf Networks, Inc.(16)(23)	Preferred Stock		N/A	N/A	3,032,840	25,036	26,901	0.7%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(13)(16)(23)	Common Units		N/A	N/A	12,692,160	12,692	19,053	0.5%
Circle Internet Services, Inc.(16)(23)	Warrants		N/A	N/A	358,412	—	786	—%
Circle Internet Services, Inc.(16)(23)	Series D Preferred Stock		N/A	N/A	2,934,961	15,000	16,478	0.5%
Circle Internet Services, Inc.(16)(23)	Series E Preferred Stock		N/A	N/A	821,806	6,917	5,675	0.2%
Circle Internet Services, Inc.(16)(23)	Series F Preferred Stock		N/A	N/A	75,876	1,500	879	—%
Circle Internet Services, Inc.(16)(23)	Subordinated Convertible Security		N/A	N/A	758,882	759	759	—%
Elliott Alto Co-Investor Aggregator L.P.(13)(16)(22)(23)	LP Interest		N/A	N/A	1,567	1,577	2,441	0.1%
Excalibur CombineCo, L.P.(13)(16)(23)	Class A Units		N/A	N/A	3,340,668	99,452	75,296	2.1%
Halo Parent Newco, LLC(13)(16)(25)	Class H PIK Preferred Equity		11.00% PIK	N/A	5,000	6,826	5,138	0.1%
HARNESS INC.(16)(23)(26)	Series D Preferred Stock		N/A	N/A	1,022,648	9,169	9,198	0.3%
Illumio, Inc.(16)(23)	Common stock		N/A	N/A	358,365	2,432	1,487	—%
Illumio, Inc.(16)(23)	Series F Preferred Stock		N/A	N/A	2,483,618	16,684	15,502	0.4%
Project Hotel California Co-Invest Fund, L.P.(13)(16)(22)(23)	LP Interest		N/A	N/A	$2,685	2,687	3,092	0.1%
Securiti, Inc.(13)(16)(23)	Series C Preferred Shares		N/A	N/A	2,525,571	20,016	20,000	0.6%
						234,747	223,235	6.2%
Thrifts & Mortgage Finance
Blend Labs, Inc.(13)(16)(23)	Warrants		N/A	N/A	299,216	1,625	14	—%
						1,625	14	—%
Total non-controlled/non-affiliated portfolio company equity investments						$907,599	$907,513	24.8%
Total non-controlled/non-affiliated portfolio company investments						$5,923,755	$5,894,716	162.2%

Non-controlled/affiliated portfolio company investments(21)
Debt Investments
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(6)(9)(13)(20)(24)	First lien senior secured revolving loan	S+	6.25%	3/2027	$4,495	4,495	2,888	0.1%
Walker Edison Furniture Company LLC(6)(9)(13)(14)(20)(24)	First lien senior secured delayed draw term loan	S+	6.75% PIK	3/2027	4,527	4,214	556	—%
Walker Edison Furniture Company LLC(6)(9)(13)(20)(24)	First lien senior secured loan	S+	6.75% PIK	3/2027	11,090	8,621	1,497	—%
						17,330	4,941	0.1%
IT Services

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	4.50% (1.50% PIK)	8/2029	30,474	30,474	30,474	0.8%
Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	7.50% PIK	8/2029	31,336	31,336	31,336	0.9%
						61,810	61,810	1.7%
Total non-controlled/affiliated portfolio company debt investments						$79,140	$66,751	1.8%

Equity Investments
Insurance
Fifth Season Investments LLC(13)(16)(18)(20)	Class A Units		N/A	N/A	8	56,660	62,517	1.7%
						56,660	62,517	1.7%
Internet & Direct Marketing Retail
Signifyd Inc.(16)(20)(25)	Preferred equity		9.00% PIK	N/A	2,755,121	139,190	126,065	3.5%
Walker Edison Holdco LLC(13)(16)(20)(23)	Common Units		N/A	N/A	98,319	9,500	—	—%
						148,690	126,065	3.5%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(13)(16)(20)(23)	Common stock		N/A	N/A	10,119,090	26,850	26,850	0.7%
						26,850	26,850	0.7%
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(16)(20)(22)	Preferred equity		N/A	N/A	$3,053	3,116	3,093	0.1%
LSI Financing LLC(13)(14)(16)(20)(22)(23)	Common Equity		N/A	N/A	$61,865	61,865	61,677	1.7%
						64,981	64,770	1.8%
Systems Software
Help HP SCF Investor, LP(13)(16)(20)(23)	LP Interest		N/A	N/A	$59,333	59,385	60,350	1.7%
						59,385	60,350	1.7%
Total non-controlled/affiliated portfolio company equity investments						$356,566	$340,552	9.5%
Total non-controlled/affiliated portfolio company investments						$435,706	$407,303	11.3%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(14)(16)(21)(22)(23)	LLC Interest		N/A	N/A	122,996	75,294	106,443	2.9%
						75,294	106,443	2.9%
Joint Ventures
Blue Owl Credit SLF LLC(13)(16)(18)(21)(22)(23)	LLC Interest		N/A	N/A	$947	949	947	—%
						949	947	—%
Total controlled/affiliated portfolio company equity investments						$76,243	$107,390	2.9%
Total controlled/affiliated portfolio company investments						$76,243	$107,390	2.9%

Total non-controlled/non-affiliated misc. debt commitments(16)(27)(Note 7)						$(2,583)	$(1,943)	(0.1)%
Total Investments						$6,433,121	$6,407,466	176.3%
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
_______________
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$97,332	$92,638
Net change in unrealized gain (loss)	(20,463)	21,961
Net realized gain (loss)	1,263	(23,725)
Net Increase (Decrease) in Net Assets Resulting from Operations	78,132	90,874
Distributions
Distributions declared from earnings	(72,507)	(76,360)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(72,507)	(76,360)
Capital Share Transactions
Issuance of common shares in connection with the Mergers(1)	4,278,003	—
Reinvestment of distributions	37,945	20,505
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	4,315,948	20,505
Total Increase (Decrease) in Net Assets	4,321,573	35,019
Net Assets, at beginning of period	3,625,150	3,529,994
Net Assets, at end of period	$7,946,723	$3,565,013
(1)Refer to Note 12. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$78,132	$90,874
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(454,124)	(253,108)
Proceeds from investments and investment repayments, net	387,592	340,454
Net amortization of discount on investments	(10,598)	(8,419)
Net change in unrealized (gain) loss on investments	20,742	(22,559)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	12,689	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(1,074)	605
Net realized (gain) loss on investments	(1,847)	22,797
Net realized (gain) loss on foreign currency transactions relating to investments	624	1,645
Paid-in-kind interest	(18,573)	(22,346)
Paid-in-kind dividends	(9,722)	(7,154)
Amortization of debt issuance costs	3,514	2,294
Cash acquired in the Mergers	647,248	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	34,096	(11,055)
(Increase) decrease in dividend income receivable	(11,245)	(2,288)
(Increase) decrease in prepaid expenses and other assets	10,978	(27,695)
Increase (decrease) in management fee payable	1,189	(261)
Increase (decrease) in incentive fee payable	(417)	(1,055)
Increase (decrease) in payables to affiliates	384	976
Increase (decrease) in payable for investments purchased	(42,075)	(24,163)
Increase (decrease) in accrued expenses and other liabilities	(105,292)	(547)
Net cash provided by (used in) operating activities	542,221	78,995
Cash Flows from Financing Activities
Borrowings on debt	675,000	25,000
Payments on debt	(355,000)	(16,419)
Debt issuance costs	(12,646)	(377)
Distributions paid	(105,560)	(56,378)
Net cash provided by (used in) financing activities	201,794	(48,174)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $10,073 and $—, respectively)	744,015	30,821
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $— and $—, respectively)	257,000	469,017
Cash and restricted cash, including foreign cash, end of period (restricted cash of $10,073 and $—, respectively)	$1,001,015	$499,838

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$32,780	$40,647
Distributions declared during the period	$72,507	$76,360
Reinvestment of distributions during the period	$37,945	$20,505
Distributions Payable	$—	$76,360
Issuance of shares in connection with the Mergers(1)	$4,278,003	$—
Taxes, including excise tax, paid during the period	$11,550	$10,155
(1)Refer to Note 12. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the merger between the Company and OTF II (the “Mergers”).
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
The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. The Company invests in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
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
If the Company has not consummated listing its common stock on a national securities exchange (an “Exchange Listing”) by August 10, 2025, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
On August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In September 2018, the Company made its first portfolio company investment.
On March 24, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), a Delaware limited liability company and investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OTF II merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). Refer to Note 12. Merger with Blue Owl Technology Finance Corp. II for further discussion of the Mergers.
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
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
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
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy and complies with Rule 18f-4’s recordkeeping requirements.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s multi-currency Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
PIK Interest Income	$16,457	$27,923
PIK Interest Income as a % of Investment Income	9.0%	16.2%
PIK Dividend Income	$11,483	$9,388
PIK Dividend Income as a % of Investment Income	6.3%	5.5%
Total PIK Income	$27,940	$37,311
Total PIK Income as a % of Investment Income	15.3%	21.7%
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2018 and intends to continue to qualify annually thereafter as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
The Company has adopted an “opt out” dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 3. Agreements and Related Party Transactions
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 5, 2025, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2025 and 2024, the Company incurred expenses of approximately $1.6 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.
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
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares (as defined in the 1940 Act) of the Company’s common stock. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The management fee (“Management Fee”) is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the Management Fee is payable at an annual rate of 0.90% of the Company’s (i) average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters; provided, however, that no Management Fee will be charged on the value of gross assets (excluding cash and cash-equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act; plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the Management Fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during the relevant calendar quarters. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.
For the three months ended March 31, 2025 and 2024, management fees were $15.9 million, net of $32.1 thousand in management fee waivers, and $14.0 million, respectively.
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
For the three months ended March 31, 2025 and 2024, performance based incentive fees based on net investment income were $10.7 million and $10.3 million, respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2025, the Company reversed previously accrued performance based incentive fees based on capital gains of $1.3 million. For the three months ended March 31, 2024 the Company reversed previously accrued performance based incentive fees based on capital gains of $0.2 million.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA II, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA II, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in these consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo (“Amergin”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), and LSI Financing LLC (“LSI Financing LLC”), and in a controlled, affiliated company, Blue Owl Credit SLF LLC (“Credit SLF”). For further description of Credit SLF, see “Note 4. Investments.”
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, its commitment to Amergin AssetCo is $63.4 million, of which $34.4 million is equity and $29.0 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2025, its investment in Fifth Season was $137.4 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC and LSI Financing LLC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of March 31, 2025, the Company’s investment in LSI Financing DAC was $7.7 million at fair value and its total commitment was $7.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. An affiliate of the Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the fair value of the Company’s investment in LSI Financing LLC was $95.9 million and its total commitment was $93.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$9,434,381	$9,420,309	$4,462,489	$4,456,838
Second-lien senior secured debt investments	427,005	394,320	292,835	258,538
Unsecured debt investments	458,029	460,216	337,386	336,635
Preferred equity investments(2)	1,040,749	956,331	767,932	689,952
Common equity investments(3)	746,224	837,230	571,530	664,556
Joint ventures(4)	2,452	2,452	949	947
Total Investments	$12,108,840	$12,070,858	$6,433,121	$6,407,466
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season, and LSI Financing LLC.
(4)Includes equity investment in Credit SLF.
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Aerospace & Defense	1.9%	2.6%
Application Software	13.9	13.6
Banks	1.3	1.2
Beverages	0.1	—
Building Products	0.6	0.9
Buildings & Real Estate	1.2	1.1
Capital Markets	0.2	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.2	3.9

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Diversified Financial Services(1)	8.6	6.7
Diversified Support Services	0.2	—
Entertainment	1.6	1.9
Equity Real Estate Investment Trusts (REITs)	0.1	0.1
Food & Staples Retailing	1.4	0.4
Health Care Equipment & Supplies	1.9	—
Health Care Technology	13.5	16.0
Health Care Providers & Services	3.2	1.0
Hotels, Restaurants & Leisure	0.9	1.9
Household Durables	0.7	1.3
Industrial Conglomerates	0.8	1.4
Insurance(2)	3.5	2.0
Internet & Direct Marketing Retail	2.3	4.4
IT Services	5.3	5.5
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	2.1	1.4
Media	1.1	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(4)	1.1	1.0
Professional Services	5.0	5.8
Real Estate Management & Development	0.7	0.6
Road & Rail	0.1	0.2
Systems Software	22.2	23.2
Thrifts & Mortgage Finance(5)	—	—
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(5)As of March 31, 2025 and December 31, 2024 our investment rounds to less than 0.1% of the fair value of the portfolio.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	17.5%	20.9%
Northeast	20.1	15.9
South	24.0	19.8
West	26.9	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Germany	0.1	—
Guernsey	—	1.2
Ireland	0.1	1.0
Israel	1.2	2.3
Netherlands	0.6	—
Norway	—	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
United Kingdom	6.1	5.2
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF has no Class B Members as of March 31, 2025. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Prior to March 24, 2025, OTF II was a Class A Member. On March 24, 2025, pursuant to the Mergers, the Company assumed OTF II’s commitment and contribution to Credit SLF of approximately $2.5 million and $1.2 million respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of March 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$780,468	85.4%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	5,000	0.5%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$231,574	$17,354
Investments at fair value	$1,542,540	$1,164,473
Total Assets	$1,793,067	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,123,081	$750,610
Total Liabilities	$1,360,268	$847,556
Total Credit SLF Members' Equity	$432,799	$348,811

For the Three Months Ended March 31,
($ in thousands)	2025
Consolidated Statement of Operations Data
Investment income	$23,696
Net operating expenses	13,659
Net investment income (loss)	$10,037
Total net realized and unrealized gain (loss)	(16,103)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$(6,066)

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Three Months Ended March 31,
($ in thousands)	2025
Dividend Income	$55

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 250% and 220%, respectively.
The tables below present debt obligations as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,575,000	$595,539	$1,979,461	$28,253	$567,286
SPV Asset Facility I	700,000	600,000	100,000	9,252	590,748
SPV Asset Facility II	400,000	—	400,000	4,513	(4,513)
SPV Asset Facility III	925,000	312,500	222,006	11,480	301,020
SPV Asset Facility IV	300,000	—	292,745	3,255	(3,255)
CLO 2020-1	204,000	204,000	—	3,927	200,073
Athena CLO II	288,000	288,000	—	2,212	285,788
Athena CLO IV	240,000	240,000	—	2,498	237,502
June 2025 Notes	210,000	210,000	—	312	209,688
December 2025 Notes	650,000	650,000	—	(1,105)	651,105
June 2026 Notes	375,000	375,000	—	1,857	373,143
January 2027 Notes	300,000	300,000	—	2,770	297,230
March 2028 Notes(3)	650,000	650,000	—	9,800	650,818
September 2028 Notes	75,000	75,000	—	630	74,370
April 2029 Notes(3)	700,000	700,000	—	14,054	696,896
Total Debt	$8,592,000	$5,200,039	$2,994,212	$93,708	$5,127,899
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$47,704	$46,961
Amortization of debt issuance costs, net	3,514	2,294
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	468	—
Total Interest Expense	$51,686	$49,255
Average interest rate	5.7%	6.3%
Average daily borrowings	$3,370,156	$2,986,183
(1)Refer to the March 2028 Notes and April 2029 Notes for details on the facilities’ interest rate swaps.

Credit Facilities
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the "Revolving Credit Facility Third Amendment Date), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through March 24, 2025.
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
As of March 24, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.57 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million (increased from $75.0 million to $100.0 million on March 24, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.47 billion (the revolving credit facility increased from $990.0 million to $1.27 billion on January 16, 2025 and increased from $1.27 billion to $2.47 billion on March 24, 2025 following the consummation of the Mergers). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. On and after March 24, 2025, maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. On and after March 24, 2025, the Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
Amounts drawn bear interest at Term SOFR plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, with such threshold being a range of 65% to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
SPV Asset Facilities Assumed in the Mergers
On March 24, 2025, the Company became party to and assumed all of OTF II’s obligations under OTF II’s SPV asset facilities (the “OTF II SPV Asset Facility Assumption Date”).
SPV Asset Facility III
On July 15, 2022 (the “SPV Asset Facility III Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility III as amended through the OTF II SPV Asset Facility Assumption Date.
The maximum principal amount which may be borrowed under the SPV Asset Facility III is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III until July 15, 2026. Unless otherwise terminated, the SPV Asset Facility III will mature on July 15, 2034 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.50%, and term loans and revolving loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% to 1.50% per annum on the undrawn amount, if any, of the commitments. Certain additional fees are payable to Société Générale as administrative agent.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
SPV Asset Facility IV
On November 8, 2022 (the “SPV Asset Facility IV Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility IV”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility IV entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV as amended through the OTF II SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility IV is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV until October 27, 2026 (the “SPV Asset Facility IV Reinvestment Period”) unless the SPV Asset Facility IV Reinvestment Period is terminated sooner as provided in the SPV Asset Facility IV. Unless otherwise terminated, the SPV Asset Facility IV will mature three years after the last day of the SPV Asset Facility IV Reinvestment Period, on October 27, 2029 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.63% during the SPV Asset Facility IV Reinvestment Period and 3.03% after the end of the SPV Asset Facility IV Reinvestment Period. During the SPV Asset Facility IV Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
Debt Securitization Transactions
The Company incurs secured financing through debt securitization transactions which are also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by the Company’s consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which the Company purchases. The Company acts as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuers in its consolidated financial statements.
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
The CLO 2020-1 Secured Notes were redeemed in the CLO 2020-1 Refinancing, described below.
Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of $1,000 per share (the “CLO 2020-1 Preferred Shares”).
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
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), OTF II completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, the Company became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO II Transaction.
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Athena CLO II Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Athena CLO II Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Secured Notes and the borrowing under the Athena CLO II Class A-L Loans, the Athena CLO II Issuer issued approximately $187.3 million of subordinated securities in the form of 187,300 preferred shares at an issue price of $1,000 per share (the “Athena CLO II Preferred Shares”).
As part of the Athena CLO II Transaction, OTF II entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from OTF II to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from OTF II to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. OTF II and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The Athena CLO II Debt is the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Indenture and Athena CLO II Class A-L Credit Agreement each includes customary covenants and events of default.
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), OTF II completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”). The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by the Company’s consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO IV Transaction.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Athena CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO IV Closing Date (the “Athena CLO IV Indenture”), by and among the Athena CLO IV Issuer and State Street Bank and Trust Company: (i) $208 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $7.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.50%, (iii) $13.0 million of AA(sf) Class B-2 Notes, which bear interest at 6.254% and (iv) $12 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.64% (together, the “Athena CLO IV Secured Notes”). The Athena CLO IV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO IV Issuer. The Athena CLO IV Secured Notes are scheduled to mature on the Payment Date (as defined in the Athena CLO IV Indenture) in July 2037. The Athena CLO IV Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser with respect to the Athena CLO IV Secured Notes and NatWest Markets Securities Inc. as Co-Placement Agent solely with respect to the Athena CLO IV Class A Secured Notes.
Concurrently with the issuance of the Athena CLO IV Secured Notes, the Athena CLO IV Issuer issued approximately $159.7 million of subordinated securities in the form of 159,700 preferred shares at an issue price of $1,000 per share (the “Athena CLO IV Preferred Shares”).
As part of the Athena CLO IV Transaction, OTF II entered into a loan sale agreement with the Athena CLO IV Issuer dated as of the Athena CLO IV Closing Date, which provided for the contribution of approximately $215.530 million funded par amount of middle-market loans from OTF II to the Athena CLO IV Issuer on the Athena CLO IV Closing Date and for future sales from OTF II to the Athena CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO IV Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO IV Secured Notes consisted of approximately $182.379 million funded par amount of middle-market loans purchased by the Athena CLO IV Issuer from Athena Funding II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO IV Closing Date between the Athena CLO IV Issuer and Athena Funding II LLC. No gain or loss was recognized as a result of these sales and contributions. OTF II and Athena Funding II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction the Adviser, the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default.
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
March 2028 Notes
On January 21, 2025, the Company issued $650.0 million aggregate principal amount of its 6.100% notes due 2028 (the “March 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The March 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2028 Notes were issued pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of January 21, 2025 (the “Fifth Supplemental Indenture” and together with the Base Indenture, the “March 2028 Indenture”), between the Company and the Trustee. The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.100% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2028 Notes will be the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the Notes. The Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The March 2028 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the Investment Company Act of 1940, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
In addition, if a change of control repurchase event, as defined in the March 2028 Indenture, occurs prior to maturity, holders of the March 2028 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2028 Notes, on January 21, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. The Company will receive fixed rate interest at 6.100% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three months ended March 31, 2025, the Company did not make a periodic payment. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $10.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On March 24, 2025, in connection with the Mergers, the Company entered into a Second Supplemental Indenture (the “OTF II Supplemental Indenture”) relating to the Company’s assumption of the April 2029 Notes (as defined below). Also on March 24, 2025, in connection with the Mergers, the Company entered into an assumption agreement (the “OTF II Note Assumption Agreement”) relating to the Company’s assumption of the September 2028 Notes (as defined below).
September 2028 Notes
On September 27, 2023, OTF II entered into a Note Purchase Agreement (the “September 2028 Notes Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of September 2028 Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “ September 2028 Notes”), to qualified institutional investors in a private placement. As of September 27, 2023, the September 2028 Notes were guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, subsidiaries of the Company. On March 24, 2025, the Company entered into the OTF II Note Assumption Agreement for the benefit of the Noteholders (as defined in the September 2028 Notes Note Purchase Agreement) pursuant to which the Company unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OTF II under the September 2028 Notes Note Purchase Agreement, under the September 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OTF II in connection therewith, and to be bound by all waivers made by OTF II with respect to any matter set forth therein.
Interest on the September 2028 Notes will be due semiannually on March 27 and September 27 each year. The September 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the September 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The September 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The September 2028 Notes Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth test, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the September 2028 Notes Note Purchase Agreement) occurs, the September 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the September 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the September 2028 Notes Note Purchase Agreement) occurs, the September 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
the stated rate of the September 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the September 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the September 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
April 2029 Notes
On April 4, 2024, OTF II issued $700.0 million aggregate principal amount of its 6.750% notes due 2029 (the “April 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The April 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 24, 2025, the Company entered into the OTF II Second Supplemental Indenture by and between the Trustee, effective as of the closing of the Mergers. Pursuant to the Second Supplemental Indenture, the Company expressly assumed the obligations of OTF II for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2029 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the April 2029 Indenture (as defined below).
The April 2029 Notes were issued pursuant to an Indenture (the “OTF II Base Indenture”) and a First Supplemental Indenture, dated as of April 4, 2024 (the “April 2029 First Supplemental Indenture” and together with the OTF II Base Indenture, the “April 2029 Indenture”), between OTF II and the Trustee. The April 2029 Notes will mature on April 4, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The April 2029 Notes bear interest at a rate of 6.750% per year payable semi-annually on April 4 and October 4 of each year, commencing on October 4, 2024. Concurrent with the issuance of the April 2029 Notes, OTF II entered into a Registration Rights Agreement (the “April 2029 Notes Registration Rights Agreement”) for the benefit of the purchasers of the April 2029 Notes. Pursuant to the April 2029 Notes Registration Rights Agreement, OTF II filed a registration statement with the SEC and, on December 23, 2024, commenced an offer to exchange the notes initially issued on April 4, 2024 for newly issued registered notes with substantially similar terms, which expired on January 24, 2025 and was completed promptly thereafter.
The April 2029 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the April 2029 Notes. The April 2029 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the April 2029 Notes. The April 2029 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The April 2029 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The April 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the April 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the April 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the OTF II Indenture.
In addition, if a change of control repurchase event, as defined in the OTF II Indenture, occurs prior to maturity, holders of the April 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the April 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the April 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three months ended March 31, 2025, the Company did not make a periodic payment. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $10.7 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$1,001,015	$—	$—	$1,001,015
Investments:
First-lien senior secured debt investments(1)	$—	$299,394	$9,120,915	$9,420,309
Second-lien senior secured debt investments	—	103,103	291,217	394,320
Unsecured debt investments	—	—	460,216	460,216
Preferred equity investments(2)	—	—	956,331	956,331
Common equity investments(3)	3,751	31,411	706,192	741,354
Subtotal	$3,751	$433,908	$11,534,871	$11,972,530
Investments measured at Net Asset Value(4)	$—	$—	$—	$98,328
Total Investments at fair value	$3,751	$433,908	$11,534,871	$12,070,858
Derivatives:
Interest rate swaps	$—	$20,873	$—	$20,873
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season
(4)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$257,000	$—	$—	$257,000
Investments:
First-lien senior secured debt investments	$—	$110,529	$4,346,309	$4,456,838
Second-lien senior secured debt investments	—	92,379	166,159	258,538
Unsecured debt investments	—	—	336,635	336,635
Preferred equity investments(1)	—	—	689,952	689,952
Common equity investments(2)	49,334	18,078	535,467	602,879
Subtotal	$49,334	$220,986	$6,074,522	$6,344,842
Investments measured at net asset value (“NAV”)(3)	—	—	—	62,624
Total Investments at fair value	$49,334	$220,986	$6,074,522	$6,407,466
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,346,309	$166,159	$336,635	$689,952	$535,467	$6,074,522
Purchases of investments, net	392,705	2,884	—	—	16,399	411,988
Payment-in-kind	7,221	3,705	7,505	9,865	—	28,296
Proceeds from investments, net	(240,157)	(8,400)	(2,697)	(3,887)	(80)	(255,221)
Net change in unrealized gain (loss)	(5,011)	7,477	2,941	(6,435)	5,518	4,490
Net realized gains (losses)	33	(12,198)	(625)	38	—	(12,752)
Net amortization/accretion of premium/discount on investments	4,493	61	4,600	238	—	9,392
Transfers into (out of) Level 3(1)	—	—	—	—	(3,092)	(3,092)
Transfers in from the Mergers	4,615,322	131,529	111,857	266,560	151,980	5,277,248
Fair value, end of period	$9,120,915	$291,217	$460,216	$956,331	$706,192	$11,534,871
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024
First-lien senior secured debt investments	$(2,639)	$(10,248)
Second-lien senior secured debt investments	(1,606)	2,333
Unsecured debt investments	2,398	(586)
Preferred equity investments	(6,435)	(31,564)
Common equity investments	5,618	28,503
Total Investments	$(2,664)	$(11,562)

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

March 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$597,746	Recent Transaction	Transaction Price	98.5% - 99.5% (99.0%)	Increase
	8,522,767	Yield Analysis	Market Yield	6.8% - 44.9% (10.3%)	Decrease
	402	Collateral Analysis	Recovery Rate	2.5% - 2.5% (2.5%)	Increase
Second-lien senior secured debt investments	$17,413	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
	273,804	Yield Analysis	Market Yield	15.1% - 25.0% (18.0%)	Decrease
Unsecured debt investments	$291,871	Yield Analysis	Market Yield	8.6% - 16.7% (12.0%)	Decrease
	168,345	Market Approach	Revenue Multiple	5.8x - 10.0x (9.9x)	Increase
Preferred equity investments	$40,000	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	452,301	Yield Analysis	Market Yield	12.1% - 36.7% (16.1%)	Decrease
	2,885	Market Approach	Gross Profit Multiple	8.0x - 8.0x (8.0x)	Increase
	461,145	Market Approach	Revenue Multiple	2.0x - 17.0x (7.4x)	Increase
Common equity investments	$111,228	Recent Transaction	Transaction Price	100.0% - 395.6% (315.0%)	Increase
	78,278	Yield Analysis	Market Yield	18.2% - 18.2% (18.2%)	Decrease
	131,969	Market Approach	EBITDA Multiple	3.0x - 28.5x (12.5x)	Increase
	137,359	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	19,437	Market Approach	N/A	N/A	N/A
	278	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
	1,816	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
	173	Option Pricing Model	Volatility	60.0% - 70.0% (69.8%)	Increase
	225,654	Market Approach	Revenue Multiple	5.0x - 14.5x (10.9x)	Increase

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,090,310	Yield Analysis	Market Yield	6.8% - 35.2% (11.0%)	Decrease
	253,946	Recent Transaction	Transaction Price	98.3% - 100.0% (99.0%)	Increase
	2,053	Collateral Analysis	Recovery Rate	11.2% - 13.5% (13.1%)	Increase
Second-lien senior secured debt investments	$166,159	Yield Analysis	Market Yield	16.5% - 43.6% (19.6%)	Decrease
Unsecured debt investments	$177,356	Yield Analysis	Market Yield	8.6% - 16.7% (13.1%)	Decrease
	159,279	Market Approach	Revenue Multiple	10.3x - 10.3x (10.3x)	Increase
Preferred equity investments	$260,562	Yield Analysis	Market Yield	12.3% - 37.1% (20.2%)	Decrease
	393,291	Market Approach	Revenue Multiple	2.5x - 18.0x (7.8x)	Increase
	36,099	Recent Transaction	Transaction Price	100.3% - 107.5% (105.6%)	Increase
Common equity investments	$151,151	Market Approach	Revenue Multiple	5.3x - 14.5x (11.3x)	Increase
	103,833	Market Approach	EBITDA Multiple	3.3x - 20.0x (13.1x)	Increase
	153	Option Pricing Model	Volatility	60.0% - 70.0% (69.1%)	Increase
	281	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
	62,517	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	138,010	Recent Transaction	Transaction Price	96.8% - 100.0% (97.9%)	Increase
	75,296	Yield Analysis	Market Yield	18.3% - 18.3% (18.3%)	Decrease
	3,448	Market Approach	N/A	N/A	N/A
	778	Discounted Cash Flow Analysis	Discounted Factor	12.5% - 12.5% (12.5%)	Decrease
The Adviser, as valuation designee, typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value
Revolving Credit Facility	$567,286	$28,253	$567,286	$298,329	$14,675	$298,329
SPV Asset Facility I	590,748	9,252	590,748	590,448	9,552	590,448
SPV Asset Facility II	(4,513)	4,513	(4,513)	295,247	4,753	295,247
SPV Asset Facility III	301,020	11,480	301,020	—	—	—
SPV Asset Facility IV	(3,255)	3,255	(3,255)	—	—	—
CLO 2020-1	200,073	3,927	200,073	199,985	4,015	199,985
Athena CLO II	285,788	2,212	285,788	—	—	—
Athena CLO IV	237,502	2,498	237,502	—	—	—
June 2025 Notes	209,688	312	210,525	209,377	623	208,425
December 2025 Notes	651,105	(1,105)	646,750	651,495	(1,495)	643,500
June 2026 Notes	373,143	1,857	366,563	372,773	2,227	362,813
January 2027 Notes	297,230	2,770	284,250	296,855	3,145	281,250
March 2028 Notes	650,818	9,800	648,375	—	—	—
September 2028 Notes	74,370	630	75,000	—	—	—
April 2029 Notes	696,896	14,054	710,500	—	—	—
Total Debt	$5,127,899	$93,708	$5,116,612	$2,914,509	$37,495	$2,879,997

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	2,941,963	1,495,988
Level 3	2,174,649	1,384,009
Total Debt	$5,116,612	$2,879,997
Financial Instruments Not Carried at Fair Value
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$675,122	$315,345
Total unfunded delayed draw loan commitments	$757,136	$286,912
Total unfunded revolving and delayed draw loan commitments	$1,432,258	$602,257

Total unfunded equity commitments	$25,316	$6,080

Total unfunded commitments	$1,457,574	$608,337
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three months ended March 31, 2025 and 2024. See “Note 12. Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2025	2024
Increase (decrease) in net assets resulting from operations	$78,132	$90,874
Weighted average shares of common stock outstanding—basic and diluted	235,351,119	208,065,044
Earnings (loss) per common share-basic and diluted	$0.33	$0.44
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
For the three months ended March 31, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.4 million, and $3.3 million, including U.S. federal excise tax expense of $3.4 million and $3.3 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025 and 2024 the Company recorded U.S. federal and state income tax expense/(benefit) of $(60) thousand and $1 thousand, respectively. The income tax expense for the Company’s taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
The Company recorded a net deferred tax liability of $680 thousand as of March 31, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, beginning of period	$17.09	$17.03
Net investment income (loss)(1)	0.41	0.45
Net realized and unrealized gain (loss)(1)	(0.08)	(0.01)
Total from operations	0.33	0.44
Issuance of common shares in connection with the Mergers(2)	0.01	—
Distributions declared from net investment income	(0.34)	(0.37)
Total increase (decrease) in net assets	—	0.07
Net asset value, end of period	$17.09	$17.10
Shares outstanding, end of period	465,122,953	208,464,789
Total Return(3)	1.9%	2.6%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)(5)	6.0%	9.0%
Ratio of net investment income to average net assets(4)	6.8%	10.4%
Net assets, end of period	$7,946,723	$3,565,013
Weighted-average shares outstanding	235,351,119	208,065,044
Total capital commitments, end of period	$3,134,815	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%
Portfolio turnover rate	4.9%	4.4%
Year of formation	2018	2018
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the issuance of common stock because of the timing of sales of the Company’s shares.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share. Total return is not annualized.
(4)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(5)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended March 31, 2025 was 6.0%.
Note 12. Merger with Blue Owl Technology Finance Corp. II
On March 24, 2025, the Company completed its previously announced acquisition of OTF II. In accordance with the Merger Agreement, at the effective time of the Mergers, each outstanding share of OTF II common stock was converted into the right to receive 0.9113 shares of common stock, par value $0.01 per share of the Company (with OTF II stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Mergers, the Company issued an aggregate of approximately 250,738,523 shares of its common stock to former OTF II stockholders prior to any adjustment for OTF II stockholders receiving cash in lieu of fractional shares.
The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OTF II’s shareholders was more than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase premium (the “purchase premium”). The purchase premium was allocated to the cost of OTF II investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Mergers, the investments were marked to their respective fair values and, as a result, the purchase premium allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation on the Consolidated Statement of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan through interest expense with a corresponding adjustment recorded as unrealized appreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest expense and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Mergers were considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the OTF II investments for tax purposes.
Pursuant to the Merger Agreement, the Adviser agreed to reimburse each of the Company and OTF II 50% of all fees and expenses incurred and payable by OTF II or on its behalf, on the one hand, or the Company or on its behalf, on the other hand, in connection with or related to the Mergers or the Merger Agreement up to an aggregate amount equal to $4.75 million. Net of merger transaction costs borne by the Adviser, the Company capitalized $4.5 million of merger transaction costs as part of the total consideration paid to acquire the assets and liabilities of OTF II.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

($ in thousands)
Common stock issued by the Company(1)	$4,278,003
Transaction costs, net(2)	4,500
Total purchase price	$4,282,503
Assets acquired:
Investments, at fair value (amortized cost of $5,541,254)	$5,564,571
Cash and cash equivalents	647,248
Interest receivable	74,478
Other assets	52,695
Total assets acquired	$6,338,992
Liabilities assumed:
Debt (net of deferred financing costs of $47,082)	$1,882,354
Other liabilities(3)	178,635
Total liabilities assumed	2,060,989
Net assets acquired	4,278,003
Total purchase premium/(discount)	$4,500
(1)Based on the NAV per share at closing of $17.06 and the 250,738,523 common shares issued by the Company in conjunction with the the Mergers.
(2)Pursuant to the Merger Agreement, the Adviser agreed to reimburse each of the Company and OTF II 50% of all fees and expenses incurred and payable in connection with or related to the Mergers or the Merger Agreement up to an aggregate amount equal to $4.75 million. Net of merger transaction costs borne by the Adviser, the Company capitalized $4.5 million of merger transaction costs as part of the total consideration paid to acquire the assets and liabilities of OTF II.
(3)Includes $11.8 million of management fees and $10.7 million of incentive fees accrued by OTF II through the closing date of the Mergers pursuant to an investment advisory agreement between OTF II and its investment adviser, which was terminated upon the closing of the Mergers. The payable for these fees was assumed by the Company.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of March 31, 2025, the Adviser and its affiliates had $139.2 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers.The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 6, 2025, we, the Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
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
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year the sum of at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
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
On March 24, 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and OTCA II, investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and our wholly-owned subsidiary (the “Initial Merger”) and, immediately thereafter, OTF II merged with and into us, and we continued as the surviving company (together with the Initial Merger, the “Mergers”).
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2025, the Blue Owl Credit Advisers have originated $154.08 billion aggregate principal amount of investments across multiple industries, of which $150.10 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest is generally not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $50 million and $350 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of March 31, 2025, our average investment size in each of our portfolio companies was approximately $66.7 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly syndicated loans, including “covenant lite” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investment such as life settlements, royalty interests and equipment finance.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. The loans in which we expect to invest may have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, or may take the form of “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrowers more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2025, 97.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Expenses
Our primary operating expenses include the payment of the management fee, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses, and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.
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
•costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of March 31, 2025, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of March 31, 2025, based on fair value, our portfolio consisted of 78.1% first lien senior secured debt investments (of which 61% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.3% second lien senior secured debt investments, 3.8% unsecured debt investments, 7.9% preferred equity investments, 6.9% common equity investments, and less than 0.1% joint ventures.
As of March 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.8% and 9.9%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 10.6% and 10.6%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2025, the weighted average spread of total debt investments was 5.8%.
As of March 31, 2025, we had investments in 181 portfolio companies with an aggregate fair value of $12.1 billion. Our current target ratio is 0.90x to 1.25x. As of March 31, 2025, we had net leverage of 0.53x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies has resulted in increased uncertainty, merger and acquisition activity remains below historical levels and refinance activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of incumbent transactions.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of March 31, 2025, 82.1% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $880.0 million, weighted average annual EBITDA of $250.9 million, and a weighted average enterprise value of $5.3 billion. 16.7% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $910.5 million and enterprise value of $24.3 billion. These statistics exclude strategic portfolio transactions, which comprise 1.1% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
We believe the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other or signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”) and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios.
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended March 31,
($ in thousands)	2025(4)	2024
New investment commitments
Gross originations	$823,820	$358,055
Less: Sell downs	(4,217)	(15,000)
Total new investment commitments	$819,603	$343,055
Principal amount of new investments funded:
First-lien senior secured debt investments	$503,454	$212,949
Second-lien senior secured debt investments	2,900	—
Unsecured debt investments	138,285	—
Preferred equity investments	—	—
Common equity investments	19,568	19,332
Joint ventures	274	—
Total principal amount of new investments funded	$664,481	$232,281

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$31,903

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(406,251)	$(177,305)
Second-lien senior secured debt investments	(21,000)	(55,000)
Unsecured debt investments	(141,472)	(42,979)
Preferred equity investments	(3,887)	(242)
Common equity investments	(68,397)	(62,500)
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(641,007)	$(338,026)
Number of new investment commitments in new portfolio companies(2)	12	9
Average new investment commitment amount	$26,674	$30,653
Weighted average term for new debt investment commitments (in years)	6.5	6.0
Percentage of new debt investment commitments at floating rates	83.4%	100.0%
Percentage of new debt investment commitments at fixed rates	16.6%	—%
Weighted average interest rate of new debt investment commitments(3)	8.4%	11.1%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.2%	5.8%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.30% as of March 31, 2025 and 2024, respectively.
(4)On March 24, 2025, in connection with the Mergers, we acquired investments of $5.56 billion from OTF II and assumed unfunded loan commitments totaling $754.9 million which are excluded from the table above. The investments acquired consisted of 129 portfolio companies, 32 of which were not previously held by us. For additional information see “Note 12. Merger with Blue Owl Technology Finance Corp. II”.

The table below presents our investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$9,434,381	$9,420,309	$4,462,489	$4,456,838
Second-lien senior secured debt investments	427,005	394,320	292,835	258,538
Unsecured debt investments	458,029	460,216	337,386	336,635
Preferred equity investments(3)	1,040,749	956,331	767,932	689,952
Common equity investments(4)	746,224	837,230	571,530	664,556
Joint ventures(5)	2,452	2,452	949	947
Total Investments	$12,108,840	$12,070,858	$6,433,121	$6,407,466
(1)61% and 69% of which we consider unitranche loans as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investment in LSI Financing DAC.
(4)Includes equity investments in Amergin AssetCo, Fifth Season, and LSI Financing LLC.
(5)Includes equity investment in Credit SLF.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Aerospace & Defense	1.9%	2.6%
Application Software	13.9	13.6
Banks	1.3	1.2
Beverages	0.1	—
Building Products	0.6	0.9
Buildings & Real Estate	1.2	1.1
Capital Markets	0.2	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.2	3.9
Diversified Financial Services(1)	8.6	6.7
Diversified Support Services	0.2	—
Entertainment	1.6	1.9
Equity Real Estate Investment Trusts (REITs)	0.1	0.1
Food & Staples Retailing	1.4	0.4
Health Care Equipment & Supplies	1.9	—
Health Care Technology	13.5	16.0
Health Care Providers & Services	3.2	1.0
Hotels, Restaurants & Leisure	0.9	1.9
Household Durables	0.7	1.3
Industrial Conglomerates	0.8	1.4
Insurance(2)	3.5	2.0
Internet & Direct Marketing Retail	2.3	4.4
IT Services	5.3	5.5
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	2.1	1.4
Media	1.1	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(4)	1.1	1.0
Professional Services	5.0	5.8
Real Estate Management & Development	0.7	0.6
Road & Rail	0.1	0.2
Systems Software	22.2	23.2
Thrifts & Mortgage Finance(5)	—	—
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(5)As of March 31, 2025 and December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	17.5%	20.9%
Northeast	20.1	15.9
South	24.0	19.8
West	26.9	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Germany	0.1	—
Guernsey	—	1.2
Ireland	0.1	1.0
Israel	1.2	2.3
Netherlands	0.6	—
Norway	—	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
United Kingdom	6.1	5.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.8%	9.4%
Weighted average total yield of debt and income producing securities	10.6%	10.9%
Weighted average interest rate of debt securities	10.0%	10.3%
Weighted average spread over base rate of all floating rate investments	5.8%	6.1%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other agents of Blue Owl’s credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of March 31, 2025, 1 of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.18%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$953,611	7.9%	$497,938	7.8%
2	10,180,648	84.4	5,264,285	82.1
3	917,603	7.6	640,302	10.0
4	15,229	0.1	—	—
5	3,767	—	4,941	0.1
Total	$12,070,858	100.0%	$6,407,466	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,300,216	99.8%	$5,075,380	99.7%
Non-accrual	19,199	0.2	17,330	0.3
Total	$10,319,415	100.0%	$5,092,710	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, our commitment to Amergin AssetCo is $63.4 million, of which $34.4 million is equity and $29.0 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2025, our investment in Fifth Season was $137.4 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2025, our investment in LSI Financing DAC was $7.7 million based on fair value and our total commitment was was $7.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. An affiliate of the Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the fair value of our investment in LSI Financing LLC was $95.9 million and our total commitment was $93.4 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Venture
Blue Owl Credit SLF LLC
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Total Investment Income	$182,817	$172,261
Less: Expenses	82,133	76,339
Net Investment Income (Loss) Before Taxes	$100,684	$95,922
Less: Income taxes, including excise taxes	3,352	3,284
Net Investment Income (Loss) After Taxes	$97,332	$92,638
Net change in unrealized gain (loss)	(20,463)	21,961
Net realized gain (loss)	1,263	(23,725)
Net Increase (Decrease) in Net Assets Resulting from Operations	$78,132	$90,874
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2025, our net asset value per share remained flat, primarily driven by an increase in accumulated undistributed earnings from net investment income offset by unrealized deprecation on the portfolio. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.
On March 24, 2025, we completed the transactions contemplated by the Merger Agreement and OBDE was merged with and into us. The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OTF II’s shareholders was more than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase premium (the “purchase premium”). The purchase premium was allocated to the cost of OTF II investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Mergers, the investments were marked to their respective fair values and, as a result, the purchase premium allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation on our Consolidated Statement of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan through interest expense with a corresponding adjustment recorded as unrealized appreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest expense and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income	$143,979	$131,552
Payment-in-kind interest income	16,457	27,923
Dividend income	6,208	1,301
Payment-in-kind dividend income	11,483	9,388
Other income	4,690	2,097
Total investment income	$182,817	$172,261
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2025 and 2024
Investment income increased to $182.8 million for the three months ended March 31, 2025 from $172.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio from our acquisition of OTF II, which at par increased from $4.9 billion as of March 31, 2024 to $10.4 billion as of March 31, 2025. Included in investment income is dividend income, which includes income earned from our non-controlled, affiliated equity investments. Payment-in-kind interest income as a percentage of total investment income decreased to 9.0% for the three months ended March 31, 2025 from 16.2% for the three months ended March 31, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio. Payment-in-kind dividend income as a percentage of total investment income increased to 6.3% for the three months ended March 31, 2025 from 5.4% for the three months ended March 31, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$51,686	$49,255
Management fees, net(1)	15,876	13,991
Incentive fees	9,441	10,097
Professional fees	3,368	1,548
Directors' fees	259	258
Other general and administrative	1,503	1,190
Total expenses	$82,133	$76,339
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2025 and 2024
Total expenses increased to $82.1 million for the three months ended March 31, 2025 from $76.3 million for the same period in the prior year primarily due to an increase in interest expense and management fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $3.4 billion from $3.0 billion primarily due to the assumption of OTF II’s debt facilities, offset by a decrease in the average interest rate to 5.7% from 6.3%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of
Subchapter M. As of March 31, 2025 we have generated undistributed taxable earnings “spillover” of $0.66 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three months ended March 31, 2025 and 2024, we accrued U.S. federal excise tax of $3.4 million and $3.3 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025 and 2024, we recorded U.S. federal and state income tax expense/(benefit) of $(60) thousand and $1 thousand, respectively.

We recorded a net deferred tax liability of $680 thousand as of March 31, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net change in unrealized gain (loss) on investments	$(20,742)	$22,559
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	1,074	(598)
Income tax (provision) benefit	(795)	—
Net change in unrealized gain (loss)	$(20,463)	$21,961
For the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our debt investments, reversals of prior period unrealized gains that were realized during the period, and partially offset by an increase in the fair value of certain of our debt and equity investments. As of March 31, 2025, the fair value of our debt investments as a percentage of principal was 99.1%, as compared to 99.0% as of December 31, 2024.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2025 consisted of the following:

For the Three Months Ended March 31, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Ivanti Software, Inc.	$9.1
Klaviyo, Inc.	(8.5)
Peraton Corp.	(5.2)
Space Exploration Technologies Corp.	4.7
Replicated, Inc.	(4.0)
Acquia Inc.	(3.9)
LSI Financing LLC	3.8
Circle Internet Services, Inc.	(3.3)
Walker Edison Furniture Company LLC	(3.0)
Exabeam, Inc.	3.0
Remaining portfolio companies	(13.4)
Total	$(20.7)
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

For the Three Months Ended March 31, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Robinhood Markets, Inc.	$33.6
Toast, Inc.	29.7
Pluralsight, LLC	(22.5)
Exabeam, Inc.	(9.2)
Circle Internet Services, Inc.	(8.7)
Revolut Ribbit Holdings, LLC	(4.5)
JumpCloud, Inc.	(3.8)
SLA Eclipse Co-Invest, L.P.	(2.6)
Space Exploration Technologies Corp.	2.4
Fifth Season Investments LLC	2.1
Remaining portfolio companies	6.1
Total	$22.6
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net realized gain (loss) on investments	$1,847	$(22,797)
Net realized gain (loss) on foreign currency transactions	(584)	(928)
Net realized gain (loss)	$1,263	$(23,725)

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 250% and 220%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the three months ended March 31, 2025, our weighted average cost of debt was 6.1%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2025, cash, taken together with our available debt capacity of $2.99 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2025, we had $1.0 billion in cash and restricted cash. During the three months ended March 31, 2025, $0.54 billion in cash was provided by operating activities, primarily as a result of funding portfolio investments of $0.45 billion offset by sell downs and repayments of $0.39 billion and other operating activity of $0.60 billion. Lastly, cash provided by financing activities was $0.20 billion during the period, primarily from net borrowings on debt and partially offset by distributions paid.
Equity
Subscriptions and Drawdowns
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.37
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,575,000	$595,539	$1,979,461	$28,253	$567,286
SPV Asset Facility I	700,000	600,000	100,000	9,252	590,748
SPV Asset Facility II	400,000	—	400,000	4,513	(4,513)
SPV Asset Facility III	925,000	312,500	222,006	11,480	301,020
SPV Asset Facility IV	300,000	—	292,745	3,255	(3,255)
CLO 2020-1	204,000	204,000	—	3,927	200,073
Athena CLO II	288,000	288,000	—	2,212	285,788
Athena CLO IV	240,000	240,000	—	2,498	237,502
June 2025 Notes	210,000	210,000	—	312	209,688
December 2025 Notes	650,000	650,000	—	(1,105)	651,105
June 2026 Notes	375,000	375,000	—	1,857	373,143
January 2027 Notes	300,000	300,000	—	2,770	297,230
March 2028 Notes(3)	650,000	650,000	—	9,800	650,818
September 2028 Notes	75,000	75,000	—	630	74,370
April 2029 Notes(3)	700,000	700,000	—	14,054	696,896
Total Debt	$8,592,000	$5,200,039	$2,994,212	$93,708	$5,127,899
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$47,704	$46,961
Amortization of debt issuance costs, net	3,514	2,294
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	468	—
Total Interest Expense	$51,686	$49,255
Average interest rate	5.7%	6.3%
Average daily borrowings	$3,370,156	$2,986,183
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – March 2028 Notes and April 2029 Notes” for details on the facility’s interest rate swap.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2025 (Unaudited)	$595.5	$2,502.1	—	N/A
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
March 31, 2025 (Unaudited)	$600.0	$2,502.1	—	N/A
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
March 31, 2025 (Unaudited)	$—	$2,502.1	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
SPV Asset Facility III
March 31, 2025 (Unaudited)	$312.5	$2,502.1	—	N/A
SPV Asset Facility IV
March 31, 2025 (Unaudited)	$—	$2,502.1	—	N/A
CLO 2020-1
March 31, 2025 (Unaudited)	$204.0	$2,502.1	—	N/A

December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
Athena CLO II
March 31, 2025 (Unaudited)	$288.0	$2,502.1	—	N/A
Athena CLO IV
March 31, 2025 (Unaudited)	$240.0	$2,502.1	—	N/A
June 2025 Notes
March 31, 2025 (Unaudited)	$210.0	$2,502.1	—	N/A
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
March 31, 2025 (Unaudited)	$650.0	$2,502.1	—	N/A
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
March 31, 2025 (Unaudited)	$375.0	$2,502.1	—	N/A
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
March 31, 2025 (Unaudited)	$300.0	$2,502.1	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
March 2028 Notes
March 31, 2025 (Unaudited)	$650.0	$2,502.1	—	N/A
September 2028 Notes
March 31, 2025 (Unaudited)	$75.0	$2,502.1	—	N/A
April 2029 Notes
March 31, 2025 (Unaudited)	$700.0	$2,502.1	—	N/A
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
(5)Facility was terminated in 2021.

Credit Facilities
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the "Revolving Credit Facility Third Amendment Date), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through March 24, 2025.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence on the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of March 24, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.57 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million (increased from $75.0 million to $100.0 million on March 24, 2025) and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.47 billion (the revolving credit facility increased from $990.0 million to $1.27 billion on January 16, 2025 and increased from $1.27 billion to $2.47 billion on March 24, 2025 following the consummation of the Mergers). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. On and after March 24, 2025, maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. On and after March 24, 2025, the Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of ours entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amended and restated in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On October 30, 2024, the parties to the SPV Asset Facility I entered into the Second Amendment to Amended and Restated Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility I as amended through October 30, 2024 (the “SPV Asset Facility I Second Amendment Date”).
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
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding I”), a Delaware limited liability company and our wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). On October 30, 2024, the parties to the SPV Asset Facility II entered into Amendment No. 2 to Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II as amended on October 30, 2024 (the “SPV Asset Facility II Second Amendment Date”).
The maximum principal amount which may be borrowed under the SPV Asset Facility II is $400.0 million (increased from $300.0 million on the SPV Asset Facility II Second Amendment Date); the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
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

Amounts drawn bear interest at Term SOFR plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, with such threshold being a range of 65% to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
SPV Asset Facilities Assumed in the Mergers
On March 24, 2025, we became party to and assumed all of OTF II’s obligations under OTF II’s SPV asset facilities (the “OTF II SPV Asset Facility Assumption Date”).
SPV Asset Facility III
On July 15, 2022 (the “SPV Asset Facility III Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility III as amended through the OTF II SPV Asset Facility Assumption Date.
The maximum principal amount which may be borrowed under the SPV Asset Facility III is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III until July 15, 2026. Unless otherwise terminated, the SPV Asset Facility III will mature on July 15, 2034 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.50%, and term loans and revolving loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% to 1.50% per annum on the undrawn amount, if any, of the commitments. Certain additional fees are payable to Société Générale as administrative agent.
SPV Asset Facility IV
On November 8, 2022 (the “SPV Asset Facility IV Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility IV”), with Athena Funding II LLC, as borrower, us, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility IV entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV as amended through the OTF II SPV Asset Facility Assumption Date.
The maximum principal amount of the SPV Asset Facility IV is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV until October 27, 2026 (the “SPV Asset Facility IV Reinvestment Period”) unless the SPV Asset Facility IV Reinvestment Period is terminated sooner as provided in the SPV Asset Facility IV. Unless otherwise terminated, the SPV Asset Facility IV will mature P3Y after the last day of the SPV Asset Facility IV Reinvestment Period, on October 27, 2029 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.625% during the SPV Asset Facility IV Reinvestment Period and 3.025% after the end of the SPV Asset Facility IV Reinvestment Period. During the SPV Asset Facility IV Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
Debt Securitization Transactions
We incur secured financing through debt securitization transactions which are also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by our consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which we purchase. We act as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuers in our consolidated financial statements.
CLO 2020-1
On December 16, 2020 (the “CLO 2020-1 Closing Date”), we completed a $333.5 million term debt securitization transaction (the “CLO 2020-1 Transaction”). The secured notes and preferred shares issued in the CLO 2020-1 Transaction were issued by the our consolidated subsidiaries Owl Rock Technology Financing 2020-1, an exempted company incorporated in the Cayman Islands with limited liability (the “CLO 2020-1 Issuer”), and Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Co-Issuer” and together with the CLO 2020-1 Issuer, the “CLO 2020-1 Issuers”).
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
The CLO 2020-1 Secured Notes were redeemed in the CLO 2020-1 Refinancing, described below.
Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of $1,000 per share (the “CLO 2020-1 Preferred Shares”).
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
CLO 2020-1 Refinancing
On August 23, 2023 (the “CLO 2020-1 Refinancing Date”), we completed a $337.5 million term debt securitization refinancing (the “CLO 2020-1 Refinancing”). The secured notes issued in the CLO 2020-1 Refinancing were issued by our consolidated subsidiary Owl Rock Technology Financing 2020-1 LLC, a Delaware limited liability company (the “CLO 2020-1 Refinancing Issuer”).
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
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $243.4 million par amount of middle-market loans from us to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from us to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with us dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and we sold and contributed approximately $83.93 million par amount middle-market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from us to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. We made customary representations, warranties, and covenants to the CLO 2020-1 Refinancing Issuer under the loan sale agreement.
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer from the loans securing the CLO 2020-1 Refinancing Secured Notes may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Refinancing Issuer and in accordance with out investing strategy and ability to originate eligible middle-market loans.
The CLO 2020-1 Refinancing Secured Notes are the secured obligation of the CLO 2020-1 Refinancing Issuer, and the CLO 2020-1 Refinancing Indenture includes customary covenants and events of default.
Debt Securitization Transactions Assumed in the Mergers
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), OTF II completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by the our consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO II Transaction.
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Athena CLO II Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Athena CLO II Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Secured Notes and the borrowing under the Athena CLO II Class A-L Loans, the Athena CLO II Issuer issued approximately $187.3 of subordinated securities in the form of 187,300 preferred shares at an issue price of $1,000 per share (the “Athena CLO II Preferred Shares”).
As part of the Athena CLO II Transaction, OTF II entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from OTF II to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from OTF II to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. OTF II and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The Athena CLO II Debt is the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Indenture and Athena CLO II Class A-L Credit Agreement each includes customary covenants and events of default.
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), OTF II completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”). The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by our consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO IV Transaction.
The Athena CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO IV Closing Date (the “Athena CLO IV Indenture”), by and among the Athena CLO IV Issuer and State Street Bank and Trust Company: (i) $208.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $7.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.5%, (iii) $13.0 million of AA(sf) Class B-2 Notes, which bear interest at 6.254% and (iv) $12.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.64% (together, the “Athena CLO IV Secured Notes”). The Athena CLO IV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO IV Issuer. The Athena CLO IV Secured Notes are scheduled to mature on the Payment Date (as defined in the Athena CLO IV Indenture) in July 2037. The Athena CLO IV Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser with respect to the Athena CLO IV Secured Notes and NatWest Markets Securities Inc. as Co-Placement Agent solely with respect to the Athena CLO IV Class A Secured Notes.
Concurrently with the issuance of the Athena CLO IV Secured Notes, the Athena CLO IV Issuer issued approximately $159.7 million of subordinated securities in the form of 159,700 preferred shares at an issue price of $1,000 per share (the “Athena CLO IV Preferred Shares”).
As part of the Athena CLO IV Transaction, OTF II entered into a loan sale agreement with the Athena CLO IV Issuer dated as of the Athena CLO IV Closing Date, which provided for the contribution of approximately $215.5 million funded par amount of middle-market loans from OTF II to the Athena CLO IV Issuer on the Athena CLO IV Closing Date and for future sales from OTF II to the Athena CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO IV Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO IV Secured Notes consisted of approximately $182.4 million funded par amount of middle-market loans purchased by the Athena CLO IV Issuer from Athena Funding II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO IV Closing Date between the Athena CLO IV Issuer and Athena Funding II LLC. No gain or loss was recognized as a result of these sales and contributions. OTF II and Athena Funding II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction the Adviser, our investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default.
Unsecured Notes
June 2025 Notes
On June 12, 2020, we issued $210.0 million aggregate principal amount of 6.75% notes due 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The June 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between us and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of June 12, 2020 (the “First Supplemental Indenture” and together with the Base Indenture, the “June 2025 Indenture”), between us and the Trustee. The June 2025 Notes will mature on June 30, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2025 Indenture. The June 2025 Notes initially bear interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. As described in the First Supplemental Indenture, if the June 2025 Notes cease to have an investment grade rating from Kroll Bond Rating Agency (or if Kroll Bond Rating Agency ceases to rate the June 2025 Notes or fails to make a rating of the June 2025 Notes publicly available for reasons outside of our control, a “nationally recognized statistical rating organization,” as defined in Section 3(a)(62) of the Exchange Act, selected by us as a replacement agency for Kroll Bond Rating Agency) (an “Interest Rate Adjustment Event”), the interest rate on the June 2025 Notes will increase to 7.50% from the date of the Interest Rate Adjustment Event until the date on which the June 2025 Notes next again receive an investment grade rating. The June 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2025 Notes. The June 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The June 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2025 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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
December 2025 Notes
On September 23, 2020, we issued $400.0 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. On November 23, 2021, we issued an additional $250 million aggregate principal amount of the December 2025 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
June 2026 Notes
On December 17, 2020, we issued $375.0 million aggregate principal amount of 3.75% notes due 2026 (the “June 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
January 2027 Notes
On June 14, 2021, we issued $300.0 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of December 17, 2020 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “January 2027 Indenture”), between us and the Trustee. The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture. The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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
March 2028 Notes
On January 21, 2025, we issued $650.0 million aggregate principal amount of its 6.10% notes due 2028 (the “March 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The March 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2028 Notes were issued pursuant to the Base Indenture and a Fifth Supplemental Indenture, dated as of January 21, 2025 (the “Fifth Supplemental Indenture” and together with the Base Indenture, the “March 2028 Indenture”), between us and the Trustee. The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.10% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2028 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the Notes. The Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The March 2028 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the Investment Company Act of 1940, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
In addition, if a change of control repurchase event, as defined in the March 2028 Indenture, occurs prior to maturity, holders of the March 2028 Notes will have the right, at their option, to require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2028 Notes, on January, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. We will receive fixed rate interest at 6.10% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three months ended March 31, 2025, we did not make a periodic payment. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $10.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Notes Assumed in the Mergers
On March 24, 2025, in connection with the Mergers, we entered into a Second Supplemental Indenture (the “OTF II Supplemental Indenture”) relating to our assumption of the April 2029 Notes (as defined below). Also on March 24, 2025, in connection with the Mergers, we entered into an assumption agreement (the “OTF II Note Assumption Agreement”) relating to our assumption of the September 2028 Notes (as defined below).
September 2028 Notes

On September 27, 2023, OTF II entered into a Note Purchase Agreement (the “September 2028 Notes Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of September 2028 Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “September 2028 Notes”), to qualified institutional investors in a private placement. As of September 27, 2023, the September 2028 Notes were guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, subsidiaries of ours. On March 24, 2025, we entered into the OTF II Note Assumption Agreement for the benefit of the Noteholders (as defined in the September 2028 Notes Note Purchase Agreement) pursuant to which we unconditionally and expressly assumed, confirmed and agreed to perform and observe each and every one of the covenants, rights, promises, agreements, terms, conditions, obligations, duties and liabilities of OTF II under the September 2028 Notes Note Purchase Agreement, under the September 2028 Notes and under any documents, instruments or agreements executed and delivered or furnished by OTF II in connection therewith, and to be bound by all waivers made by OTF II with respect to any matter set forth therein.
Interest on the September 2028 Notes will be due semiannually on March 27 and September 27 each year. The September 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the September 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The September 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The September 2028 Notes Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the our status as a BDC within the meaning of the 1940 Act, a minimum net worth test, and a minimum asset coverage ratio of 1.5 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the September 2028 Notes Note Purchase Agreement) occurs, the September 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the September 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the September 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the September 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ration Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the September 2028 Notes will bear interest at a fixed rate per annum which is 0.02 above the stated rate of the September 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The September 2028 Notes Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.
April 2029 Notes
On April 4, 2024, OTF II issued $700.0 million aggregate principal amount of its 6.75% notes due 2029 (the “April 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 24, 2025, we entered into the OTF II Second Supplemental Indenture by and between the Trustee, effective as of the closing of the Mergers. Pursuant to the Second Supplemental Indenture, we expressly assumed the obligations of OTF II for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2029 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the OTF II Indenture (as defined below).
The April 2029 Notes were issued pursuant to an Indenture (the “OTF II Base Indenture”) and a First Supplemental Indenture, dated as of April 4, 2024 (the “April 2029 First Supplemental Indenture” and together with the OTF II Base Indenture, the “April 2029 Indenture”), between OTF II and the Trustee. The April 2029 Notes will mature on April 4, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The April 2029 Notes bear interest at a rate of 6.75% per year payable semi-annually on April 4 and October 4 of each year, commencing on October 4, 2024. Concurrent with the issuance of the April 2029 Notes, OTF II entered into a Registration Rights Agreement (the “April 2029 Notes Registration Rights Agreement”) for the benefit of the purchasers of the April 2029 Notes. Pursuant to the April 2029 Notes Registration Rights Agreement, OTF II filed a registration statement with the SEC and, on December 23, 2024, commenced an offer to exchange the notes initially issued on April 4, 2024 for newly issued registered notes with substantially similar terms, which expired on January 24, 2025 and was completed promptly thereafter.
The April 2029 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the April 2029 Notes. The April 2029 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the April 2029 Notes. The April 2029 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The April 2029 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The April 2029 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the April 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the April 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the April 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the April 2029 Indenture, occurs prior to maturity, holders of the April 2029 Notes will have the right, at their option, to require us to repurchase for cash some or all of the April 2029 Notes at a repurchase price equal to 1 of the aggregate principal amount of the April 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. We will receive fixed rate interest at 6.75% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the quarter ended March 31,2025, we did not make a periodic payment. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $10.7 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$675,122	$315,345
Total unfunded delayed draw loan commitments	$757,136	$286,912
Total unfunded revolving and delayed draw loan commitments	$1,432,258	$602,257

Total unfunded equity commitments	$25,316	$6,080

Total unfunded commitments	$1,457,574	$608,337

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2025, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$595,539	$—	$—	$595,539	$—
SPV Asset Facility I	600,000	—	—	—	600,000
SPV Asset Facility II	—	—	—	—	—
SPV Asset Facility III	312,500	—	—	—	312,500
SPV Asset Facility IV	—	—	—	—	—
CLO 2020-1	204,000	—	—	—	204,000
Athena CLO II	288,000	—	—	—	288,000
Athena CLO IV	240,000	—	—	—	240,000
June 2025 Notes	210,000	210,000	—	—	—
December 2025 Notes	650,000	650,000	—	—	—
June 2026 Notes	375,000	—	375,000	—	—
January 2027 Notes	300,000	—	300,000	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	—	75,000	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$5,200,039	$860,000	$1,325,000	$1,370,539	$1,644,500
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to OCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Credit SLF, a controlled affiliated investment, and Amergin, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.

Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, our Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
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
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
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

When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expects to continue to do so. We adopted a derivatives policy and complies with Rule 18f-4’s recordkeeping requirements.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If, at any point, we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to the sum of:
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of March 31, 2025, 97.2% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and SPV Asset Facility IV bear interest at variable interest rates with an interest rate floor of 0.0%. The June 2025 Notes, December 2025 Notes, June 2026 Notes, January 2027 Notes, March 2028 Notes, September 2028 Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes and March 2028 Notes are hedged against interest rate swap instruments. CLO 2020-1, Athena CLO II and Athena CLO IV bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$307,299	$67,201	$240,098
Up 200 basis points	$204,866	$44,801	$160,065
Up 100 basis points	$102,433	$22,400	$80,033
Down 100 basis points	$(102,433)	$(22,400)	$(80,033)
Down 200 basis points	$(204,866)	$(44,801)	$(160,065)
Down 300 basis points	$(306,098)	$(67,201)	$(238,897)
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information on the income based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.

Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 4A. Controls and Procedures.
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

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On January 31, 2025 and March 18, 2025, pursuant to our dividend reinvestment plan, we issued 1,098,294 and 1,131,018 shares of our common stock, priced at $16.95 and $17.09 per share, to stockholders of record as of December 31, 2024 and March 18, 2025, respectively, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.
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

3.1	Second Articles of Amendment and Restatement of Blue Owl Technology Finance Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2025).
3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
4.1
Fifth Supplemental Indenture, dated as of January 21, 2025, relating to the 6.100% notes due 2028, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

4.2
Registration Rights Agreement, dated as of January 21, 2025, by and among the Company and Truist Securities, Inc., ING Financial Markets LLC, Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

4.3
Indenture, dated as of April 4, 2024, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Blue Owl Technology Finance Corp. II’s Quarterly Report on Form 10-Q, filed May 9, 2024).

4.4
First Supplemental Indenture, dated as of April 4, 2024, relating to the 6.750% Notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed April 4, 2024)

4.5
Second Supplemental Indenture, dated as of March 24, 2025, relating to the 6.750% Notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 24, 2025).

10.1
Assumption Agreement, dated March 24, 2025, by Blue Owl Technology Finance Corp. (as successor by merger to Blue Owl Technology Finance Corp. II), of Note Purchase Agreement, dated as of September 27, 2023, among Blue Owl Technology Finance Corp. II, as issuer, and the Noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2025).

10.2
Note Purchase Agreement, dated September 27, 2023, between Blue Owl Technology Finance Corp. II and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on September 29, 2023).

10.3
Credit Agreement, dated July 15, 2022, among Athena Funding I LLC, as Borrower, the Lenders referred to therein, Société Générale, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC, as Document Custodian (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on July 20, 2022).

10.4
Sale and Contribution Agreement, dated July 15, 2022, between Owl Rock Technology Finance Corp. II, as Seller and Athena Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on July 20, 2022).

10.5
First Amendment to Credit Agreement, dated as of January 20, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Alter Domus (US) LLC, as Document Custodian, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on January 25, 2023).

10.6
Second Amendment to Credit Agreement, dated as of February 22, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Alter Domus (US) LLC, as Document Custodian, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on February 27, 2023).

10.7
Third Amendment to Credit Agreement, dated as of August 15, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on August 17, 2023).

10.8
Fourth Amendment to Credit Agreement, dated as of September 26, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on September 28, 2023).

10.9
Loan and Management Agreement, dated November 8, 2022, among Athena Funding II LLC, as Borrower, Owl Rock Technology Finance Corp. II, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, and Alter Domus (US) LLC, as Custodian (incorporated by reference to Exhibit 10.1 to the Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on November 10, 2022).

10.10
Purchase and Sale Agreement, dated November 8, 2022, by and between Athena Funding II LLC, as Purchaser, and Owl Rock Technology Finance Corp. II, as Seller (incorporated by reference to Exhibit 10.2 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on November 10, 2022).

10.11
Amendment No. 1 to Loan and Management Agreement, dated as of August 20, 2024, among Athena Funding II LLC, as Borrower, Blue Owl Technology Finance Corp. II, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, each of the Lenders party thereto, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Successor Collateral Custodian, and Alter Domus (US) LLC, as Resigning Collateral Custodian (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed on August 21, 2024).

10.12
Indenture and Security Agreement, dated as of December 13, 2023, by and between Athena CLO II, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.13
Loan Sale Agreement, dated as of December 13, 2023, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.14
Loan Sale Agreement, dated as of December 13, 2023, between Athena Funding I LLC, as Seller and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.15
Class A-L Credit Agreement, dated as of December 13, 2023, among Athena CLO II, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023)

10.16
Collateral Management Agreement, dated as of December 13, 2023, between Athena CLO II, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.5 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.17
Indenture and Security Agreement, dated as of August 15, 2024 by and between Athena CLO IV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.18
Loan Sale Agreement, dated as of August 15, 2024, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.19
Loan Sale Agreement, dated as of August 15, 2024, between Athena Funding II LLC, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.20
Collateral Management Agreement, dated as of August 15, 2024, between Athena CLO IV, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended March 31, 2025.
99.2*	Code of Ethics
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: May 12, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: May 12, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer