Form 10-Q
period 2025-06-30
Blue Owl Technology Finance Corp.
filed 2025-08-06
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-55977
______________________________________________________________________________
BLUE OWL TECHNOLOGY FINANCE CORP.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Maryland (State or other jurisdiction of incorporation or organization)	83-1273258 (I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value per share	OTF	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 6, 2025, the registrant had 467,141,783 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,891,793 and $5,921,172, respectively)	$11,906,643	$5,892,773
Non-controlled, affiliated investments (amortized cost of $700,264 and $435,706, respectively)	690,296	407,303
Controlled, affiliated investments (amortized cost of $85,870 and $76,243, respectively)	131,703	107,390
Total investments at fair value (amortized cost of $12,677,927 and $6,433,121, respectively)	12,728,642	6,407,466
Cash (restricted cash of $— and $—, respectively)	169,024	252,964
Foreign cash (cost of $1,518 and $4,040, respectively)	1,499	4,036
Interest receivable	82,414	45,838
Dividend income receivable	5,920	1,929
Prepaid expenses and other assets	55,433	10,388
Total Assets	$13,042,932	$6,722,621
Liabilities
Debt (net of unamortized debt issuance costs of $87,155 and $37,495, respectively)	$4,752,225	$2,914,509
Management fee payable	32,508	14,687
Distribution payable	162,793	70,998
Incentive fee payable	28,052	11,133
Payables to affiliates	61	1,903
Payable for investments purchased	—	52,796
Accrued expenses and other liabilities	81,875	31,445
Total Liabilities	$5,057,514	$3,097,471
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 465,126,583 and 212,155,118 shares issued and outstanding, respectively	$4,651	$2,122
Additional paid-in-capital	7,665,630	3,352,211
Total accumulated undistributed earnings	315,137	270,817
Total Net Assets	7,985,418	3,625,150
Total Liabilities and Net Assets	$13,042,932	$6,722,621
Net Asset Value Per Share	$17.17	$17.09

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$264,998	$128,685	$408,356	$260,237
Payment-in-kind interest income	22,648	31,146	37,929	59,069
Dividend income	539	522	539	1,028
Payment-in-kind dividend income	15,455	7,017	23,855	13,558
Other income	4,105	2,056	8,744	4,150
Total investment income from non-controlled, non-affiliated investments	307,745	169,426	479,423	338,042
Investment income from non-controlled, affiliated investments:
Interest income	1,612	—	2,233	—
Payment-in-kind interest income	955	—	2,131	—
Dividend income	5,866	1,894	12,019	2,689
Payment-in-kind dividend income	3,119	2,847	6,202	5,694
Other income	32	3	83	6
Total investment income from non-controlled, affiliated investments	11,584	4,744	22,668	8,389
Investment income from controlled, affiliated investments:
Dividend income	138	—	193	—
Total investment income from controlled, affiliated investments	138	—	193	—
Total Investment Income	319,467	174,170	502,284	346,431
Expenses
Interest expense	$87,327	$48,451	$139,013	$97,706
Management fees, net(1)	32,540	13,956	48,416	27,947
Incentive fees	28,052	3,993	37,493	14,090
Professional fees	2,841	1,768	6,209	3,316
Listing advisory fees (net of Adviser reimbursement)	4,821	—	4,821	—
Directors' fees	314	258	573	516
Other general and administrative	3,055	1,496	4,558	2,686
Total Expenses	158,950	69,922	241,083	146,261
Net Investment Income (Loss) Before Taxes	160,517	104,248	261,201	200,170
Income tax expense (benefit), including excise tax expense (benefit)	146	2,453	3,498	5,737
Net Investment Income (Loss) After Taxes	160,371	101,795	257,703	194,433
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$19,330	$(89,991)	$(655)	$(65,080)
Non-controlled, affiliated investments	19,194	(10,061)	18,435	(7,958)
Controlled, affiliated investments	14,684	6,481	14,686	2,026
Translation of assets and liabilities in foreign currencies and other transactions	24,894	469	25,968	(129)
Income tax (provision) benefit	(48)	—	(843)	—
Total Net Change in Unrealized Gain (Loss)	78,054	(93,102)	57,591	(71,141)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(12,106)	$325	$(10,259)	$(22,472)
Foreign currency transactions	(24,832)	(903)	(25,416)	(1,831)
Total Net Realized Gain (Loss)	(36,938)	(578)	(35,675)	(24,303)
Total Net Realized and Change in Unrealized Gain (Loss)	$41,116	$(93,680)	$21,916	$(95,444)

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Net Increase (Decrease) in Net Assets Resulting from Operations	$201,487	$8,115	$279,619	$98,989
Earnings (Loss) Per Share - Basic and Diluted	$0.43	$0.04	$0.80	$0.47
Weighted Average Shares Outstanding - Basic and Diluted	465,124,070	209,079,502	350,872,326	208,572,273
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & defense
ManTech International Corporation(9)(15)	First lien senior secured loan	S+	5.00%		9/2029	$76,122	$76,175	$76,122
Peraton Corp.(3)(9)(15)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	83,842	58,763
							160,017	134,885	1.7%
Airlines
Accommodations Plus Technologies LLC(9)	First lien senior secured loan	S+	4.50%		5/2032	48,967	48,482	48,477
							48,482	48,477	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(8)(15)	First lien senior secured loan	S+	4.50%		8/2031	50,189	49,737	49,687
AlphaSense, Inc.(9)(15)	First lien senior secured loan	S+	6.25%		6/2029	59,360	58,920	58,915
Anaplan, Inc.(9)	First lien senior secured loan	S+	4.50%		6/2029	107,085	107,085	107,085
Armstrong Bidco Limited(11)(15)(23)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£16,173	20,180	22,052
Artifact Bidco, Inc. (dba Avetta)(9)(15)	First lien senior secured loan	S+	4.25%		7/2031	34,579	34,433	34,579
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)(15)	First lien senior secured loan	S+	3.00%		7/2031	29,925	29,653	29,719
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(9)(15)(16)	First lien senior secured loan	S+	5.50%		8/2027	78,371	77,549	76,300
CivicPlus, LLC(9)	First lien senior secured loan	S+	5.50%		8/2030	92,655	92,201	92,424
Coupa Holdings, LLC(9)(15)	First lien senior secured loan	S+	5.25%		2/2030	84,741	84,805	84,741
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(10)(15)	Unsecured notes	S+		11.75%	6/2034	26,527	26,271	26,527
Diamondback Acquisition, Inc. (dba Sphera)(8)(15)	First lien senior secured loan	S+	5.50%		9/2028	75,472	74,666	75,472
Einstein Parent, Inc. (dba Smartsheet)(9)(15)	First lien senior secured loan	S+	6.50%		1/2031	105,186	104,184	104,135
Fullsteam Operations, LLC(9)(15)(16)	First lien senior secured loan	S+	8.25%		11/2029	31,408	31,034	31,408
Fullsteam Operations, LLC(9)(15)(16)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	10,284	10,192	10,284
Gainsight, Inc.(9)(15)	First lien senior secured loan	S+	5.75%		7/2027	67,754	67,377	67,754
Granicus, Inc.(9)(15)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,946	3,931	3,946
Granicus, Inc.(9)(15)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	584	580	582
Granicus, Inc.(16)(29)	First lien senior secured revolving loan	P+	4.25%		1/2031	77	75	77
GS Acquisitionco, Inc. (dba insightsoftware)(9)(15)(16)	First lien senior secured loan	S+	5.25%		5/2028	53,186	53,068	52,894
Infobip Inc.(9)	First lien senior secured loan	S+	5.75%		6/2029	67,705	66,704	66,690
JS Parent, Inc. (dba Jama Software)(9)(15)	First lien senior secured loan	S+	4.75%		4/2031	27,148	27,099	27,148
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(8)(15)(23)	First lien senior secured loan	S+	4.50%		7/2028	175,907	175,993	175,907
Ministry Brands Holdings, LLC(8)(15)	First lien senior secured loan	S+	5.50%		12/2028	8,181	8,090	8,121
Ministry Brands Holdings, LLC(16)(29)	First lien senior secured revolving loan	P+	4.50%		12/2027	61	55	56

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Simpler Postage, Inc. (dba Easypost)(9)(15)(16)	First lien senior secured loan	S+	8.00%		6/2029	65,077	62,373	62,457
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)(15)(16)	First lien senior secured loan	S+	5.75%		3/2028	10,183	10,063	10,183
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)	First lien senior secured loan	S+	5.75%		3/2029	2,085	2,057	2,085
Velocity HoldCo III Inc. (dba VelocityEHS)(9)(15)	First lien senior secured loan	S+	5.50%		4/2027	40,000	39,676	40,000
XPLOR T1, LLC(9)(15)	First lien senior secured loan	S+	3.50%		6/2031	9,925	9,929	9,925
Zendesk, Inc.(9)(15)(16)	First lien senior secured loan	S+	5.00%		11/2028	157,222	156,259	157,222
							1,484,239	1,488,375	18.6%
Banks
Finastra USA, Inc.(10)(15)(23)	First lien senior secured loan	S+	7.25%		9/2029	152,535	151,903	152,535
Finastra USA, Inc.(9)(16)	First lien senior secured revolving loan	S+	7.25%		9/2029	3,181	3,108	3,181
							155,011	155,716	2.0%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(8)(15)	First lien senior secured loan	S+	6.25%		3/2027	6,207	6,130	6,115
							6,130	6,115	0.1%
Building products
EET Buyer, Inc. (dba e-Emphasys)(9)(15)	First lien senior secured loan	S+	4.75%		11/2027	67,559	67,253	67,559
							67,253	67,559	0.8%
Buildings & Real Estate
Associations, Inc.(9)(15)(16)	First lien senior secured revolving loan	S+	6.50%		7/2028	105,871	105,867	105,871
Associations Finance, Inc.(15)(26)	Unsecured notes	N/A		14.25%	5/2030	42,628	42,520	42,628
							148,387	148,499	1.9%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(8)	First lien senior secured loan	S+	5.00%		6/2030	12,570	12,531	12,570
							12,531	12,570	0.2%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(9)(15)(16)	First lien senior secured loan	S+	4.50%		5/2031	39,684	39,548	39,584
Pye-Barker Fire & Safety, LLC(9)(15)(16)	First lien senior secured revolving loan	S+	4.50%		5/2030	682	664	668
SimpliSafe Holding Corporation(8)(15)	First lien senior secured loan	S+	6.25%		5/2028	23,398	23,405	23,398
							63,617	63,650	0.8%
Construction & Engineering
Dodge Construction Network LLC(9)(15)	First lien senior secured loan	S+	6.25%		1/2029	4,374	4,295	4,341
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	6,065	4,929	4,953
							9,224	9,294	0.1%
Consumer Finance
Klarna Holding AB(9)(15)(23)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	65,360	65,334
							65,360	65,334	0.8%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(3)(8)(15)	First lien senior secured loan	S+	3.00%		10/2029	7,958	7,936	7,973

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Icefall Parent, Inc. (dba EngageSmart)(9)(15)	First lien senior secured loan	S+	5.75%		1/2030	31,043	30,850	31,043
Litera Bidco LLC(8)(15)(16)	First lien senior secured loan	S+	5.00%		5/2028	188,715	188,091	188,243
Relativity ODA LLC(8)(15)	First lien senior secured loan	S+	4.50%		5/2029	137,241	136,853	137,241
							363,730	364,500	4.6%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)(15)	First lien senior secured loan	S+	4.00%		3/2029	89,948	89,911	90,371
BTRS Holdings Inc. (dba Billtrust)(9)(15)(16)	First lien senior secured loan	S+	5.50%		12/2028	149,027	148,744	148,626
Computer Services, Inc. (dba CSI)(9)(15)	First lien senior secured loan	S+	5.25%		11/2029	156,451	156,524	156,451
Computer Services, Inc. (dba CSI)(9)(15)	First lien senior secured loan	S+	4.75%		11/2029	26,459	26,339	26,459
Hg Genesis 8 Sumoco Limited(11)(15)(23)	Unsecured facility	SA+		7.50%	9/2027	£15,130	19,166	20,733
Hg Genesis 9 SumoCo Limited(12)(15)(23)	Unsecured facility	E+		6.25%	3/2029	€56,558	61,233	66,390
Hg Saturn Luchaco Limited(11)(15)(23)	Unsecured facility	SA+		8.25%	3/2027	£40,822	51,881	55,940
Juniper Square, Inc.(9)(15)(16)	First lien senior secured loan	S+	8.50%		12/2026	56,584	56,623	56,584
Minotaur Acquisition, Inc. (dba Inspira Financial)(8)(15)	First lien senior secured loan	S+	5.00%		6/2030	144,582	144,087	144,582
NMI Acquisitionco, Inc. (dba Network Merchants)(8)(15)	First lien senior secured loan	S+	5.00%		9/2028	24,231	24,194	24,231
Smarsh Inc.(9)(15)(16)	First lien senior secured revolving loan	S+	4.75%		2/2029	90,674	90,349	90,434
							869,051	880,801	11.0%
Diversified Support Services
CoreTrust Purchasing Group LLC(8)(15)	First lien senior secured loan	S+	5.25%		10/2029	29,937	29,960	29,937
							29,960	29,937	0.4%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(10)(15)(23)	First lien senior secured loan	S+	5.25%		7/2031	197,055	196,005	197,055
							196,005	197,055	2.5%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)(15)	First lien senior secured loan	S+	3.25%		4/2031	10,697	10,661	10,676
Storable Intermediate Holdings, LLC(8)	First lien senior secured loan	S+		6.00%	4/2032	103,539	103,026	103,021
							113,687	113,697	1.4%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)	First lien senior secured loan	S+	4.50%		12/2029	173,446	173,519	173,446
							173,519	173,446	2.2%
Health Care Equipment & Supplies
Cambrex Corporation(8)(15)	First lien senior secured loan	S+	4.75%		3/2032	39,067	38,705	38,969
Packaging Coordinators Midco, Inc.(9)(15)	First lien senior secured loan	S+	4.75%		1/2032	122,559	120,980	121,027
PerkinElmer U.S. LLC(8)(15)	First lien senior secured loan	S+	4.75%		3/2029	67,360	66,915	66,686
							226,600	226,682	2.8%
Health Care Providers & Services
Covetrus, Inc.(9)(15)	Second lien senior secured loan	S+	9.25%		10/2030	75,000	73,427	70,875

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Engage Debtco Limited(9)(15)(23)	First lien senior secured loan	S+	3.33%	2.75%	7/2029	15,826		15,465	15,153
Engage Debtco Limited(9)(15)(23)	First lien senior secured delayed draw term loan	S+	3.18%	2.54%	7/2029	5,138		5,022	4,920
EresearchTechnology, Inc. (dba Clario)(8)(15)(16)	First lien senior secured loan	S+	4.75%		1/2032	79,855		79,062	79,002
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(9)(15)	First lien senior secured loan	S+	4.75%		12/2029	45,465		45,146	45,465
Natural Partners, LLC(9)(15)(23)	First lien senior secured loan	S+	4.50%		11/2030	21,994		21,908	21,884
OneOncology, LLC(9)(15)(16)	First lien senior secured loan	S+	4.75%		6/2030	21,368		21,218	21,261
OneOncology, LLC(9)(15)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	13,832		13,797	13,832
PetVet Care Centers, LLC(8)(15)	First lien senior secured loan	S+	6.00%		11/2030	77,323		74,981	73,070
Valeris, Inc. (fka Phantom Purchaser, Inc.)(9)(15)	First lien senior secured loan	S+	5.00%		9/2031	8,865		8,850	8,842
Valeris, Inc. (fka Phantom Purchaser, Inc.)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,198		15,047	15,046
Vermont Aus Pty Ltd(14)(15)(23)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	12,908	8,055	8,417
								381,978	377,767	4.7%
Health Care Technology
Athenahealth Group Inc.(3)(8)(15)	First lien senior secured loan	S+	2.75%		2/2029	3,476		3,438	3,470
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(15)	First lien senior secured loan	S+	5.75%		8/2028	113,554		112,589	112,418
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	22,170		21,732	21,949
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(15)(16)	First lien senior secured revolving loan	S+	5.75%		8/2026	6,116		6,068	5,994
Color Intermediate, LLC (dba ClaimsXten)(8)(15)	First lien senior secured loan	S+	4.75%		10/2029	47,668		47,705	47,549
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(8)(15)	First lien senior secured loan	S+	5.00%		8/2031	155,445		155,220	155,445
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(15)	First lien senior secured loan	S+	5.75%		10/2028	26,817		26,505	26,279
Greenway Health, LLC(9)(15)	First lien senior secured loan	S+	6.75%		4/2029	18,813		18,553	18,578
Hyland Software, Inc.(8)(15)	First lien senior secured loan	S+	5.00%		9/2030	149,055		149,106	149,055
Indikami Bidco, LLC (dba IntegriChain)(8)(15)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	134,652		132,869	133,306
Indikami Bidco, LLC (dba IntegriChain)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	2,085		2,008	2,065
Indikami Bidco, LLC (dba IntegriChain)(8)(15)(16)	First lien senior secured revolving loan	S+	6.00%		6/2030	9,906		9,739	9,775
Inovalon Holdings, Inc.(9)	First lien senior secured loan	S+	3.00%	2.75%	11/2028	190,516		190,238	190,516
Inovalon Holdings, Inc.(9)	Second lien senior secured loan	S+		8.50%	11/2033	72,235		72,235	72,235
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(9)(15)(23)	First lien senior secured loan	S+	6.50%		8/2026	163,939		163,440	160,660
Interoperability Bidco, Inc. (dba Lyniate)(9)(15)(16)	First lien senior secured loan	S+	5.75%		3/2028	116,150		115,377	113,971
Modernizing Medicine, Inc. (dba ModMed)(9)	First lien senior secured loan	S+	2.50%	2.75%	4/2032	145,459		144,039	144,004

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Neptune Holdings, Inc. (dba NexTech)(9)(15)	First lien senior secured loan	S+	4.50%		8/2030	10,864	10,849	10,864
Project Ruby Ultimate Parent Corp. (dba Wellsky)(3)(8)(15)	First lien senior secured loan	S+	3.00%		3/2028	11,599	11,566	11,608
RL Datix Holdings (USA), Inc.(10)(15)	First lien senior secured loan	S+	5.25%		4/2031	104,855	104,064	104,331
RL Datix Holdings (USA), Inc.(11)(15)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£48,558	61,243	66,208
RL Datix Holdings (USA), Inc.(10)(16)	First lien senior secured revolving loan	S+	5.25%		10/2030	4,360	4,202	4,256
Salinger Bidco Inc. (dba Surgical Information Systems)(9)(15)	First lien senior secured loan	S+	5.75%		8/2031	94,453	94,317	94,453
Salinger Bidco Inc. (dba Surgical Information Systems)(9)(16)	First lien senior secured revolving loan	S+	5.75%		5/2031	1,828	1,810	1,828
							1,658,912	1,660,817	20.8%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(9)(15)	First lien senior secured loan	S+	6.00%		9/2027	72,962	72,918	72,962
							72,918	72,962	0.9%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(9)(15)	First lien senior secured loan	S+	6.50%		12/2026	83,695	83,452	83,695
							83,452	83,695	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(9)(15)(16)	First lien senior secured loan	S+	4.75%		1/2031	16,483	16,408	16,483
QAD, Inc.(8)(15)	First lien senior secured loan	S+	4.75%		11/2027	87,713	87,714	87,713
							104,122	104,196	1.3%
Insurance
AmeriLife Holdings LLC(10)(15)	First lien senior secured loan	S+	4.75%		8/2029	41,618	41,452	41,410
AmeriLife Holdings LLC(9)(16)	First lien senior secured delayed draw term loan	S+	4.84%		8/2029	3,809	3,791	3,788
AmeriLife Holdings LLC(9)(16)	First lien senior secured revolving loan	S+	4.75%		8/2028	408	386	384
Asurion, LLC(3)(8)(15)	First lien senior secured loan	S+	4.25%		8/2028	18,342	18,263	18,130
Asurion, LLC(3)(8)(15)	Second lien senior secured loan	S+	5.25%		1/2028	10,833	10,721	10,333
Diamond Insure Bidco (dba Acturis)(13)(15)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€8,121	8,670	9,485
Diamond Insure Bidco (dba Acturis)(11)(15)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£26,545	33,778	36,194
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)(15)	First lien senior secured loan	S+	7.00%		3/2029	44,738	44,431	44,738
Galway Borrower LLC(9)(15)(16)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	313	312	313
Integrated Specialty Coverages, LLC(8)(15)	First lien senior secured loan	S+	4.75%		7/2030	7,750	7,756	7,750
Integrity Marketing Acquisition, LLC(9)(15)	First lien senior secured loan	S+	5.00%		8/2028	90,021	89,807	90,021
Simplicity Financial Marketing Group Holdings, Inc.(8)(15)	First lien senior secured loan	S+	5.00%		12/2031	14,250	14,120	14,108
Simplicity Financial Marketing Group Holdings, Inc.(10)(15)(16)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	846	823	807
Trucordia Insurance Holdings, LLC(8)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	59,898	59,898
							334,208	337,359	4.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(12)(23)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,942	73,397	76,232
							73,397	76,232	1.0%
IT Services
Kaseya Inc.(3)(8)(15)	First lien senior secured loan	S+	3.25%		3/2032	69,825	69,531	70,062
Kaseya Inc.(3)(8)(15)	Second lien senior secured loan	S+	5.00%		3/2033	17,500	17,426	17,505
Severin Acquisition, LLC (dba PowerSchool)(8)(15)(16)	First lien senior secured delayed draw term loan	S+	2.75%	2.25%	10/2031	96,282	95,072	94,951
Severin Acquisition, LLC (dba PowerSchool)(8)(15)(16)	First lien senior secured revolving loan	S+	4.75%		10/2031	5,068	4,940	4,922
Spaceship Purchaser, Inc. (dba Squarespace)(9)(15)	First lien senior secured loan	S+	5.00%		10/2031	180,397	180,086	180,397
							367,055	367,837	4.6%
Life Sciences Tools & Services
Bamboo US BidCo LLC(9)(15)(16)	First lien senior secured loan	S+	5.25%		9/2030	29,260	29,246	29,260
Bamboo US BidCo LLC(12)(15)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€15,616	16,802	18,331
Bracket Intermediate Holding Corp.(3)(9)(15)(23)	First lien senior secured loan	S+	4.25%		5/2028	34,303	34,402	34,382
Commander Buyer, Inc. (dba CenExel)(9)(23)	First lien senior secured loan	S+	4.75%		6/2032	33,133	32,952	32,952
Creek Parent, Inc. (dba Catalent)(8)(15)	First lien senior secured loan	S+	5.25%		12/2031	174,452	172,693	174,452
							286,095	289,377	3.6%
Media
Monotype Imaging Holdings Inc.(9)(15)(16)	First lien senior secured loan	S+	5.50%		2/2031	129,321	128,976	129,321
							128,976	129,321	1.6%
Multiline Retail
PDI TA Holdings, Inc.(9)(15)(16)	First lien senior secured loan	S+	5.50%		2/2031	28,077	27,768	27,784
							27,768	27,784	0.3%
Pharmaceuticals
Foundation Consumer Brands, LLC(9)(15)	First lien senior secured loan	S+	5.00%		2/2029	21,300	21,212	21,194
Pacific BidCo Inc.(10)(15)(23)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	9,195	9,031	9,080
Pacific BidCo Inc.(10)(15)(23)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	937	943
							31,180	31,217	0.4%
Professional Services
Certinia Inc.(9)(15)	First lien senior secured loan	S+	5.25%		8/2030	88,235	87,907	88,235
CloudPay, Inc.(9)(15)	First lien senior secured loan	S+	7.50%		7/2029	21,000	20,818	20,370
Cornerstone OnDemand, Inc.(8)(15)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	70,990	65,933
Gerson Lehrman Group, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		12/2027	37,696	37,553	37,696
Proofpoint, Inc.(3)(8)(15)	First lien senior secured term loan	S+	3.00%		8/2028	3,151	3,136	3,151
Sensor Technology Topco, Inc. (dba Humanetics)(9)(15)(16)	First lien senior secured loan	S+	7.00%		5/2028	68,458	68,480	68,458
Sensor Technology Topco, Inc. (dba Humanetics)(12)(15)(16)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€11,710	12,667	13,754
Sovos Compliance, LLC(3)(8)(15)	First lien senior secured loan	S+	4.00%		8/2029	19,255	19,162	19,339
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(15)	First lien senior secured loan	S+	5.50%		6/2028	139,058	138,362	139,058

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
TK Operations Ltd (dba Travelperk, Inc.)(15)(26)	First lien senior secured loan	N/A		11.50%	5/2029	50,867	47,833	48,324
When I Work, Inc.(9)(15)	First lien senior secured loan	S+	5.50%		11/2027	36,128	35,993	35,225
							542,901	539,543	6.8%
Real Estate Management & Development
Entrata, Inc.(8)(15)	First lien senior secured loan	S+	5.75%		7/2030	45,083	45,107	45,083
RealPage, Inc.(3)(9)(15)	First lien senior secured loan	S+	3.75%		4/2028	34,913	34,741	34,913
							79,848	79,996	1.0%
Systems Software
Acquia Inc.(9)	First lien senior secured loan	S+	7.00%		10/2026	188,298	188,130	185,003
Activate Holdings (US) Corp. (dba Absolute Software)(9)(15)(23)	First lien senior secured loan	S+	5.50%		7/2030	54,263	54,281	54,263
Appfire Technologies, LLC(9)(15)	First lien senior secured loan	S+	5.00%		3/2028	6,959	6,964	6,959
Arctic Wolf Networks, Inc.(9)(15)	First lien senior secured loan	S+	5.75%		2/2030	88,384	87,546	87,500
Arctic Wolf Networks, Inc.(15)(26)	Senior convertible notes	N/A		3.00%	11/2030	129,334	170,739	170,739
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(8)(15)	First lien senior secured loan	S+	6.00%		3/2031	94,049	93,165	94,049
Barracuda Parent, LLC(3)(9)(15)	First lien senior secured loan	S+	4.50%		8/2029	22,918	20,325	18,960
Barracuda Parent, LLC(9)(15)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	44,017	41,348
Barracuda Parent, LLC(9)(15)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,875	18,500
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(15)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	154,961	154,997	154,961
Bayshore Intermediate #2, L.P. (dba Boomi)(9)(16)	First lien senior secured revolving loan	S+	5.75%		10/2027	1,576	1,547	1,576
ConnectWise, LLC(3)(9)(15)	First lien senior secured loan	S+	3.50%		9/2028	3,042	3,041	3,054
Crewline Buyer, Inc. (dba New Relic)(8)(15)	First lien senior secured loan	S+	6.75%		11/2030	213,236	210,994	211,104
Databricks, Inc.(8)(15)	First lien senior secured loan	S+	4.50%		1/2031	114,694	114,199	114,407
Delinea Buyer, Inc. (f/k/a Centrify)(9)(15)(16)	First lien senior secured loan	S+	5.75%		3/2028	105,183	103,887	105,183
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)(15)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	29,975	30,048
Forescout Technologies, Inc.(9)(15)	First lien senior secured loan	S+	5.00%		5/2031	67,473	67,175	67,473
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(8)(15)(23)	First lien senior secured loan	S+	6.50%		4/2027	148,889	148,149	148,889
LogRhythm, Inc.(9)(15)	First lien senior secured loan	S+	7.50%		7/2029	4,750	4,630	4,619
Oranje Holdco, Inc. (dba KnowBe4)(9)(15)	First lien senior secured loan	S+	7.75%		2/2029	119,636	119,587	119,636
Oranje Holdco, Inc. (dba KnowBe4)(9)(15)	First lien senior secured loan	S+	7.25%		2/2029	26,646	26,469	26,579
Ping Identity Holding Corp.(9)(15)	First lien senior secured loan	S+	4.75%		10/2029	102,086	102,151	102,086
Securonix, Inc.(9)(15)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	40,301	37,754	36,170
Securonix, Inc.(9)(15)(16)(28)	First lien senior secured revolving loan	S+	7.00%		4/2029	160	(286)	(569)
Sitecore Holding III A/S(9)(15)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	21,630	21,587	21,630
Sitecore Holding III A/S(12)(15)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€125,491	133,961	147,308
Sitecore USA, Inc.(9)(15)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	130,404	130,146	130,404
Sophos Holdings, LLC(3)(8)(15)(23)	First lien senior secured loan	S+	3.50%		3/2027	14,541	14,565	14,589
Talon MidCo 2 Limited(8)(15)(23)	First lien senior secured loan	S+	5.18%		8/2028	35,807	35,799	35,807

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Tricentis Operations Holdings, Inc.(8)(15)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	113,768	112,726	112,630
							2,258,095	2,264,905	28.4%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(9)	First lien senior secured loan	S+	5.00%		5/2032	75,114	74,373	74,363
							74,373	74,363	0.9%

Total non-controlled/non-affiliated debt investments							$10,698,081	$10,703,963	134.0%
Total non-controlled/non-affiliated misc. debt commitments(15)(28)(Note 8)							$(3,937)	$(3,309)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$10,694,144	$10,700,654	134.0%

Equity Investments
Aerospace & defense
Space Exploration Technologies Corp.(15)(17)(24)	Class A Common Stock	N/A			N/A	419,311	23,013	78,957
Space Exploration Technologies Corp.(15)(17)(24)	Class C Common Stock	N/A			N/A	84,250	4,011	15,864
							27,024	94,821	1.2%
Application Software
6Sense Insights, Inc.(15)(17)(24)	Series E-1 Preferred Stock	N/A			N/A	1,580,642	48,102	40,145
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Common stock	N/A			N/A	30,000	1,000	339
Alpha Partners Technology Merger Corp(2)(17)(23)(24)	Warrants	N/A			N/A	666,666	—	127
AlphaSense, LLC(15)(17)(24)	Series E Preferred Shares	N/A			N/A	284,408	13,176	13,896
Bird Holding B.V. (fka MessageBird Holding B.V.)(15)(17)(23)(24)	Extended Series C Warrants	N/A			N/A	191,530	1,174	278
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(15)(17)(26)	Preferred Stock	N/A		10.50%	N/A	15,000	22,288	21,535
EShares, Inc. (dba Carta)(17)(24)	Series E Preferred Stock	N/A			N/A	186,904	2,008	4,378
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(15)(17)(23)(24)	LP Interest	N/A			N/A	$2,285	2,285	2,862
Nylas, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	2,088,467	15,009	2,110
Project Alpine Co-Invest Fund, LP(15)(17)(23)(24)	LP Interest	N/A			N/A	$13,333	16,381	17,509
Saturn Ultimate, Inc.(15)(17)(24)	Common stock	N/A			N/A	5,580,593	25,008	38,032
Simpler Postage, Inc. (dba Easypost)(15)(17)(24)	Warrants	N/A			N/A	216,891	2,635	2,591
Zoro TopCo, L.P.(15)(17)(24)	Class A Common Units	N/A			N/A	19,731	17,739	18,455
Zoro TopCo, Inc.(9)(15)(17)	Series A Preferred Equity	S+		9.50%	N/A	1,644,254	19,536	19,523
							186,341	181,780	2.3%
Capital Markets
Acorns Grow Incorporated(15)(17)(23)(26)	Series F Preferred Stock	N/A		5.00%	N/A	572,135	11,521	11,518
							11,521	11,518	0.1%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(15)(17)(24)	Class A-2 Common Units	N/A			N/A	3,333,333	2,841	474
Dodge Construction Network Holdings, L.P.(9)(15)(17)	Series A Preferred Units	S+		8.25%	N/A	—	69	41
							2,910	515	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Consumer products
SLA Eclipse Co-Invest, L.P.(3)(17)(23)(24)	LP Interest	N/A			N/A	$15,000	15,256	17,240
							15,256	17,240	0.2%
Diversified Financial Services
Amergin Asset Management, LLC(15)(17)(23)(24)	Class A Units	N/A			N/A	50,000,000	783	2,165
Brex, Inc.(17)(24)	Preferred Stock	N/A			N/A	143,943	5,012	3,002
Juniper Square, Inc.(17)(24)	Warrants	N/A			N/A	40,984	2,128	1,822
							7,923	6,989	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(15)(17)(23)(24)	LP Interest	N/A			N/A	$2,540	1,901	3,340
Minerva Holdco, Inc.(15)(17)(26)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	140,863	142,333
ModMed Software Midco Holdings, Inc. (dba ModMed)(17)(26)	Series A Preferred Units	N/A		13.00%	N/A	32,375	31,566	31,566
Orange Blossom Parent, Inc.(15)(17)(24)	Common Units	N/A			N/A	16,667	1,665	1,720
WP Irving Co-Invest, L.P.(15)(17)(23)(24)	Partnership Units	N/A			N/A	2,500,000	1,848	3,288
							177,843	182,247	2.3%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(15)(17)(24)	Class A Interest	N/A			N/A	317	3,521	4,283
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(17)(26)	Series A Preferred Stock	N/A		15.00%	N/A	8,838	10,547	10,113
							14,068	14,396	0.2%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(15)(17)(26)	Series A Preferred Stock	N/A		11.00%	N/A	25,000	30,931	33,947
							30,931	33,947	0.4%
Insurance
Accelerate Topco Holdings, LLC(17)(24)	Common Units	N/A			N/A	12,822	612	612
							612	612	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(17)(24)	Senior Preferred Class D Units	N/A			N/A	4,126,175	50,025	39,463
Linked Store Cayman Ltd. (dba Nuvemshop)(15)(17)(23)(24)	Series E Preferred Stock	N/A			N/A	19,499	42,496	37,998
							92,521	77,461	1.0%
IT Services
JumpCloud, Inc.(17)(24)	Series B Preferred Stock	N/A			N/A	756,590	4,531	783
JumpCloud, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	6,679,245	40,017	28,343
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)(15)(17)	Perpetual Preferred Stock	S+		11.00%	N/A	44,100	65,728	65,754
Replicated, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	1,277,832	20,008	6,496
WMC Bidco, Inc. (dba West Monroe)(15)(17)(26)	Senior Preferred Stock	N/A		11.25%	N/A	57,231	85,320	84,897
							215,604	186,273	2.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(17)(24)	LP Interest	N/A			N/A	1,807	1,807	1,807
							1,807	1,807	—%
Pharmaceuticals
XOMA Corporation(15)(17)(24)	Warrants	N/A			N/A	24,000	174	236
							174	236	—%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(15)(17)(24)	Class A Common Stock	N/A			N/A	70,000	7,000	3,773
CloudPay, Inc.(15)(17)(23)(26)	Series E Preferred Stock	N/A		13.50%	N/A	84,830	20,636	20,628
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(15)(17)(26)	Series A Preferred Stock	N/A		10.50%	N/A	28,000	40,494	35,517
Thunder Topco L.P. (dba Vector Solutions)(15)(17)(24)	Common Units	N/A			N/A	7,857,410	7,857	9,348
TravelPerk, Inc.(15)(17)(24)	Warrants	N/A			N/A	156,041	4,447	5,400
Vestwell Holdings, Inc.(15)(17)(24)	Series D Preferred Stock	N/A			N/A	304,350	6,022	6,452
							86,456	81,118	1.0%
Road & Rail
Bolt Technology OÜ(17)(23)(24)	Preferred Stock	N/A			N/A	43,478	11,318	11,335
							11,318	11,335	0.1%
Systems Software
Algolia, Inc.(17)(24)	Series C Preferred Stock	N/A			N/A	970,281	10,000	17,523
Algolia, Inc.(17)(24)	Series D Preferred Stock	N/A			N/A	136,776	4,000	3,027
Arctic Wolf Networks, Inc.(17)(24)	Preferred Stock	N/A			N/A	3,032,840	25,036	26,901
Axonius, Inc.(17)(24)	Series E Preferred Stock	N/A			N/A	1,733,274	8,149	8,142
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(15)(17)(24)	Common Units	N/A			N/A	12,692,160	12,692	20,583
Chrome Investors LP(15)(16)(17)(23)(24)	LP Interest	N/A			N/A	$16,407	16,417	16,407
Circle Internet Services, Inc.(17)(24)	Warrants	N/A			N/A	358,412	6	535
Circle Internet Services, Inc.(17)(24)	Series D Preferred Stock	N/A			N/A	2,934,961	15,000	14,175
Circle Internet Services, Inc.(17)(24)	Series E Preferred Stock	N/A			N/A	821,806	6,917	4,978
Circle Internet Services, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	75,876	1,500	788
Circle Internet Services, Inc.(17)(24)	Subordinated Convertible Security	N/A				758,882	759	759
Elliott Alto Co-Investor Aggregator L.P.(15)(17)(23)(24)	LP Interest	N/A			N/A	14,627	21,934	26,527
Excalibur CombineCo, L.P.(15)(17)(24)	Class A Units	N/A			N/A	3,340,668	99,452	73,557
Halo Parent Newco, LLC(15)(17)(26)	Class H PIK Preferred Equity	N/A		11.00%	N/A	45,000	48,849	45,948
HARNESS INC.(17)(24)(27)	Series D Preferred Stock	N/A			N/A	1,022,648	9,169	7,751
Illumio, Inc.(17)(24)	Common stock	N/A			N/A	358,365	2,432	1,438
Illumio, Inc.(17)(24)	Series F Preferred Stock	N/A			N/A	2,483,618	16,684	14,907
Project Hotel California Co-Invest Fund, L.P.(3)(15)(17)(23)(24)	LP Interest	N/A			N/A	$10,739	14,719	19,744
							313,715	303,690	3.8%
Thrifts & Mortgage Finance
Blend Labs, Inc.(15)(17)(24)	Warrants	N/A			N/A	299,216	1,625	4
							1,625	4	—%
Total non-controlled/non-affiliated portfolio company equity investments							$1,197,649	$1,205,989	15.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Total non-controlled/non-affiliated portfolio company investments							$11,891,793	$11,906,643	149.1%

Non-controlled/affiliated portfolio company investments(21)
Debt Investments(6)
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(23)(26)	First lien senior secured loan	N/A		12.00%	7/2030	15,256	15,247	15,256
AAM Series 2.1 Aviation Feeder, LLC(15)(23)(26)	First lien senior secured loan	N/A		12.00%	11/2030	16,213	16,222	16,213
							31,469	31,469	0.4%
Insurance
Coherent Group Inc.(15)(21)(26)	Convertible notes	N/A	5.30%		3/2026	3,029	3,031	3,029
							3,031	3,029	—%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(9)(15)(21)(25)	First lien senior secured loan	S+		6.75%	3/2027	21,144	17,603	1,180
Walker Edison Furniture Company LLC(8)(15)(16)(21)(25)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	2,036	1,979	2,036
							19,582	3,216	—%
IT Services
Pluralsight, LLC(9)(15)(21)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,711	30,711	30,711
Pluralsight, LLC(9)(15)(21)	First lien senior secured loan	S+		7.50%	8/2029	33,296	33,296	33,296
							64,007	64,007	0.8%
Total non-controlled/affiliated portfolio company debt investments							$118,089	$101,721	1.3%

Equity Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(17)(23)(24)	LLC Interest	N/A			N/A	7,365,950	9,178	9,936
AAM Series 2.1 Aviation Feeder, LLC(15)(16)(17)(23)(24)	LLC Interest	N/A			N/A	6,519,100	9,073	11,255
							18,251	21,191	0.3%
Insurance
Coherent Group Inc.(17)(21)(24)	Series B Preferred Shares	N/A			N/A	456,035	12,210	13,503
Fifth Season Investments LLC(15)(17)(19)(21)	Class A Units	N/A			N/A	16	157,019	163,837
							169,229	177,340	2.2%
Internet & Direct Marketing Retail
Signifyd Inc.(17)(21)(26)	Preferred equity	N/A		9.00%	N/A	2,755,121	145,390	142,308
Walker Edison Holdco LLC(15)(17)(21)(24)	Common Units	N/A			N/A	98,319	9,500	—
							154,890	142,308	1.8%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(15)(17)(21)(24)	Common stock	N/A			N/A	10,119,090	26,850	25,729
							26,850	25,729	0.3%
Pharmaceuticals
LSI Financing 1 DAC(15)(17)(21)(23)	Preferred equity	N/A			N/A	$6,748	7,043	6,252
LSI Financing LLC(15)(16)(17)(21)(23)(30)	Common Equity	N/A			N/A	$107,442	106,495	112,371
							113,538	118,623	1.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(7)(18)(20)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Systems Software
Help HP SCF Investor, LP(15)(17)(21)(24)	LP Interest	N/A			N/A	$59,333	59,385	59,923
Securiti, Inc.(15)(17)(24)	Series C Preferred Shares	N/A			N/A	5,051,142	40,032	43,461
							99,417	103,384	1.3%
Total non-controlled/affiliated portfolio company equity investments							$582,175	$588,575	7.4%
Total non-controlled/affiliated portfolio company investments							$700,264	$690,296	8.6%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(17)(22)(23)(24)	LLC Interest	N/A			N/A	122,996	75,294	121,210
							75,294	121,210	1.5%
Joint Ventures
Blue Owl Credit SLF LLC(15)(17)(19)(22)(23)(30)	LLC Interest	N/A			N/A	$10,566	10,576	10,493
							10,576	10,493	0.1%
Total controlled/affiliated portfolio company equity investments							$85,870	$131,703	1.6%
Total controlled/affiliated portfolio company investments							$85,870	$131,703	1.6%
Total Investments							$12,677,927	$12,728,642	159.4%

	Interest Rate Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.5645%	3/4/2029	700,000	15,735	—	7,083	April 2029 Notes	Note 5
Interest rate swap(b)	6.10%	S + 1.7670%	2/15/2028	650,000	13,087	—	13,088	March 2028 Notes	Note 5
Total				$1,350,000	$28,822		$20,171

(a) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(b) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with SMBC Capital Markets, Inc.

	Forward Contracts as of June 30, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$197,237		£146,416	Goldman Sachs Bank USA	7/21/2025	$(3,832)
Foreign currency forward contract	$331,083		€286,855	Goldman Sachs Bank USA	7/21/2025	(7,492)
Foreign currency forward contract	$8,443	A$	12,942	Goldman Sachs Bank USA	7/21/2025	(76)
Total						$(11,400)

(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Level 1 investment.
(3)Level 2 investment.
(4)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(5)As of June 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $189.0 million based on a tax cost basis of $12.5 billion. As of June 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $67.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $256.9 million.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement..
(7)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 17 for additional information on our restricted securities.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
(11)The interest rate on these loans is subject to SONIA, which as of June 30, 2025 was 4.22%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2025 was 1.94%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2025 was 2.05%.
(14)The interest rate on these loans is subject to 3 month BBSY, which as of June 30, 2025 was 3.60%.
(15)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 8 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	10,038	(50)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(90)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	11,872	(89)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	3,809	717	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	5,250	(13)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	2,108	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	38	3,843	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	2,511	5,126	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	321	6,535	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	16,263	9,959	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	5,831	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,007	1,231	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	21,473	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	(23)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	18,393	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	6,316	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,643	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	5,364	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	25,806	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	9,545	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,769	10,866	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	7,321	4,531	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	252	1,302	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	715	1,203	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(13)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	2,085	16,162	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	514	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	7,195	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	7,619	(133)
Juniper Square, Inc.	First lien senior secured delayed draw term loan	6/2026	3,545	7,705	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	(44)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,596	3,385	—
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	3,520	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	20,908	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,740	7,895	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	8,328	26,371	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	65,095	(326)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	10,239	(461)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	11,408	14,424	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	866	420	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	205	102	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	2,569	16,928	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	5,582	52,600	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	846	2,962	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	16,329	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	10,765	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(112)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	11,218	24,591	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(75)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	28,149	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(63)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	408	4,490	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	816	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	952	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	5,380	750	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	5,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,576	11,556	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	6,116	6,116	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	11,022	11,022	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	5,102	(13)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	2,338	4,450	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	(44)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	8,824	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	6,185	(15)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	(30)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,852	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(214)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	13,410	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	3,823	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	6,150	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(109)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	5,231	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	6,318	(63)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	3,181	12,843	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	9,693	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	(3)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	593	593	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	61	134	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	1,913	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,211	(44)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	77	471	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	355	4,443	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	25,000	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	9,906	3,128	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	722	8,305	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
Juniper Square, Inc.	First lien senior secured revolving loan	12/2026	—	2,250	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,251	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	(25)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(13)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	61	676	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	(136)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	(8)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	9,300	(47)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	14,955	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	12,346	(154)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	905	1,358	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	10,745	(591)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	10,286	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	682	4,773	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	11,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	4,360	16,348	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	1,828	7,313	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	160	6,958	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	5,571	(2)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	5,068	6,628	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	(19)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3,697	4,968	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	214	1,468	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(140)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	2,500	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,605	(140)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	132,426	—
Total non-controlled/non-affiliated - debt commitments			$203,340	$1,508,984	$(3,309)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
Total non-controlled/non-affiliated - equity commitments			$16,407	$4,102	$—

Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	985	440	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Total non-controlled/affiliated - debt commitments			$5,480	$18,149	$—

Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	$7,366	$13,794	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	6,519	4,083	—
LSI Financing LLC	Common Equity	N/A	107,442	54,500	—
Total non-controlled/affiliated - equity commitments			$121,327	$72,377	$—
Total Portfolio Company Commitments			$346,554	$1,603,612	$(3,309)
*Fully funded
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $1.9 billion or 24.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 02, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Blend Labs, Inc.	Warrants	July 02, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Blue Owl Credit SLF LLC*	LLC Interest	August 01, 2024
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
Circle Internet Services, Inc.	Subordinated Convertible Security	April 12, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019
Excalibur CombineCo, L.P.	Class A Units	July 02, 2024
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
HARNESS INC.	Series D Preferred Stock	June 11, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common stock	August 27, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 08, 2022
JumpCloud, Inc.	Series F Preferred Stock	September 03, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
Juniper Square, Inc.	Warrants	March 24, 2025
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 09, 2021
LSI Financing 1 DAC	Preferred equity	December 14, 2022
LSI Financing LLC	Common Equity	November 25, 2024
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 05, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nylas, Inc.	Series C Preferred Stock	June 03, 2021
Orange Blossom Parent, Inc.	Common Units	March 24, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
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
* Refer to Note 4 “Investments – Blue Owl Credit SLF LLC” for further information.
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
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the period ended June 30, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at June 30, 2025	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	$—	$20,473	$(24)	$767	$—	$3,976	$25,192	$471	$—	$19
AAM Series 2.1 Aviation Feeder	—	22,125	(792)	2,175	—	3,960	27,468	569	—	—
Coherent Group LTD	—	15,241	(1)	1,292	—	—	16,532	44	—	—
Fifth Season Investments LLC	62,517	100,359	—	961	—	—	163,837	—	8,636	—
Help HP SCF Investor, LP	60,350	—	—	(427)	—	—	59,923	—	—	—
LSI Financing 1 DAC	3,093	4,930	(1,001)	(770)	—	—	6,252	—	555	—
LSI Financing LLC	61,677	66,605	(21,975)	6,064	—	—	112,371	—	2,828	—
Pluralsight, LLC	88,660	2,198	—	(1,122)	—	—	89,736	3,290	—	64
Securiti, Inc.	—	20,016	—	3,429	—	20,016	43,461	—	—	—
Signifyd Inc.	126,065	6,200	—	10,043	—	—	142,308	—	6,202	—
Walker Edison Furniture Company LLC	4,941	2,259	(7)	(3,977)	—	—	3,216	(10)	—	—
Total Non-Controlled Affiliates	$407,303	$260,406	$(23,800)	$18,435	$—	$27,952	$690,296	$4,364	$18,221	$83

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
(22)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended June 30, 2025, were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at June 30, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC(c)	$947	$9,627	$—	$(81)	$—	$—	$10,493	$—	$193	$—
Revolut Ribbit Holdings, LLC	106,443	—	—	14,767	—	—	121,210	—	—	—
Total Controlled Affiliates	$107,390	$9,627	$—	$14,686	$—	$—	$131,703	$—	$193	$—
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2025, non-qualifying assets represented 15.4% of total assets as calculated in accordance with the regulatory requirements.
(24)Non-income producing investment.
(25)Loan was on non-accrual status as of June 30, 2025.
(26)Contains a fixed-rate structure.
(27)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(28)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(29)The interest rate on these loans is subject to Prime, which as of June 30, 2025 was 7.50%.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(30)Investment measured at net asset value (“NAV”).
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
IT Services

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(7)(17)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	4.50% (1.50% PIK)	8/2029	30,474	30,474	30,474	0.8%
Pluralsight, LLC(6)(9)(13)(20)	First lien senior secured loan	S+	7.50% PIK	8/2029	31,336	31,336	31,336	0.9%
						61,810	61,810	1.7%
Total non-controlled/affiliated portfolio company debt investments						$79,140	$66,751	1.8%

Equity Investments
Insurance
Fifth Season Investments LLC(13)(16)(18)(20)	Class A Units		N/A	N/A	8	56,660	62,517	1.7%
						56,660	62,517	1.7%
Internet & Direct Marketing Retail
Signifyd Inc.(16)(20)(25)	Preferred equity		9.00% PIK	N/A	2,755,121	139,190	126,065	3.5%
Walker Edison Holdco LLC(13)(16)(20)(23)	Common Units		N/A	N/A	98,319	9,500	—	—%
						148,690	126,065	3.5%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(13)(16)(20)(23)	Common stock		N/A	N/A	10,119,090	26,850	26,850	0.7%
						26,850	26,850	0.7%
Pharmaceuticals
LSI Financing 1 DAC(13)(14)(16)(20)(22)	Preferred equity		N/A	N/A	$3,053	3,116	3,093	0.1%
LSI Financing LLC(13)(14)(16)(20)(22)(23)	Common Equity		N/A	N/A	$61,865	61,865	61,677	1.7%
						64,981	64,770	1.8%
Systems Software
Help HP SCF Investor, LP(13)(16)(20)(23)	LP Interest		N/A	N/A	$59,333	59,385	60,350	1.7%
						59,385	60,350	1.7%
Total non-controlled/affiliated portfolio company equity investments						$356,566	$340,552	9.5%
Total non-controlled/affiliated portfolio company investments						$435,706	$407,303	11.3%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(14)(16)(21)(22)(23)	LLC Interest		N/A	N/A	122,996	75,294	106,443	2.9%
						75,294	106,443	2.9%
Joint Ventures
Blue Owl Credit SLF LLC(13)(16)(18)(21)(22)(23)	LLC Interest		N/A	N/A	$947	949	947	—%
						949	947	—%
Total controlled/affiliated portfolio company equity investments						$76,243	$107,390	2.9%
Total controlled/affiliated portfolio company investments						$76,243	$107,390	2.9%

Total non-controlled/non-affiliated misc. debt commitments(16)(27)(Note 8)						$(2,583)	$(1,943)	(0.1)%
Total Investments						$6,433,121	$6,407,466	176.3%
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
(14)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 8 “Commitments and Contingencies”.

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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$160,371	$101,795	$257,703	$194,433
Net change in unrealized gain (loss)	78,054	(93,102)	57,591	(71,141)
Net realized gain (loss)	(36,938)	(578)	(35,675)	(24,303)
Net Increase (Decrease) in Net Assets Resulting from Operations	201,487	8,115	279,619	98,989
Distributions
Distributions declared from earnings	(162,792)	(83,123)	(235,299)	(159,483)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(162,792)	(83,123)	(235,299)	(159,483)
Capital Share Transactions
Issuance of common shares in connection with the Mergers(1)	—	—	4,278,003	—
Reinvestment of distributions	—	20,352	37,945	40,857
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	20,352	4,315,948	40,857
Total Increase (Decrease) in Net Assets	38,695	(54,656)	4,360,268	(19,637)
Net Assets, at beginning of period	7,946,723	3,565,013	3,625,150	3,529,994
Net Assets, at end of period	$7,985,418	$3,510,357	$7,985,418	$3,510,357
(1)Refer to Note 13. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$279,619	$98,989
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,272,908)	(939,670)
Proceeds from investments and investment repayments, net	692,311	904,318
Net amortization of discount on investments	(25,529)	(22,036)
Net change in unrealized (gain) loss on investments	(32,466)	71,012
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	20,992	—
Net change in unrealized gain (loss) on forward contracts	(11,400)	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(25,968)	129
Net realized (gain) loss on investments	10,259	22,472
Net realized (gain) loss on foreign currency transactions relating to investments	(3,581)	14,377
Net realized (gain) loss on foreign currency transactions relating to debt	29,674	—
Paid-in-kind interest	(43,270)	(49,064)
Paid-in-kind dividends	(33,016)	(18,803)
Amortization of debt issuance costs	11,058	4,420
Cash acquired in the Mergers	647,248	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	37,902	(3,386)
(Increase) decrease in dividend income receivable	(3,991)	(500)
(Increase) decrease in paid-in-kind interest receivable	—	(3,152)
(Increase) decrease in prepaid expenses and other assets	3,227	(3,221)
Increase (decrease) in management fee payable	6,033	(295)
Increase (decrease) in incentive fee payable	6,236	(7,337)
Increase (decrease) in payables to affiliates	(1,842)	1,199
Increase (decrease) in payable for investments purchased	(52,796)	(8,304)
Increase (decrease) in accrued expenses and other liabilities	(105,734)	(5,145)
Net cash provided by (used in) operating activities	132,058	56,003
Cash Flows from Financing Activities
Borrowings on debt	1,030,000	76,828
Payments on debt	(1,129,340)	(157,700)
Debt issuance costs	(13,636)	(562)
Distributions paid	(105,559)	(112,385)
Net cash provided by (used in) financing activities	(218,535)	(193,819)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $— and $—, respectively)	(86,477)	(137,816)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $— and $—, respectively)	257,000	469,017
Cash and restricted cash, including foreign cash, end of period (restricted cash of $— and $—, respectively)	$170,523	$331,201

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$138,677	$92,704
Distributions declared during the period	$235,299	$159,483
Reinvestment of distributions during the period	$37,945	$40,857
Distributions Payable	$162,793	$83,124
Issuance of shares in connection with the Mergers(1)	$4,278,003	$—
Taxes, including excise tax, paid during the period	$11,550	$10,155
(1)Refer to Note 13. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the merger between the Company and OTF II (the “Mergers”).
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Company’s private offering. In September 2018, the Company made its first portfolio company investment.
On March 24, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), a Delaware limited liability company and investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OTF II merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). Refer to Note 13. Merger with Blue Owl Technology Finance Corp. II for further discussion of the Mergers.
On June 12, 2025, the Company’s common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
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
Cash & Restricted Cash
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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statement of operations.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis.
Interest Rate Swaps
The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 to the Company's Consolidated Financial Statements for additional details.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	$23,603	$31,146	$40,060	$59,069
PIK Interest Income as a % of Investment Income	7.4%	17.9%	8.0%	17.0%
PIK Dividend Income	$18,574	$9,864	$30,057	$19,252
PIK Dividend Income as a % of Investment Income	5.8%	5.7%	6.0%	5.6%
Total PIK Income	$42,177	$41,010	$70,117	$78,321
Total PIK Income as a % of Investment Income	13.2%	23.6%	14.0%	22.6%

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
The Company has adopted an “opt out” dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares or shares purchased in the open market to implement the dividend reinvestment plan.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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
For the three months ended June 30, 2025 and 2024, the Company incurred expenses of approximately $2.2 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
For the six months ended June 30, 2025 and 2024, the Company incurred expenses of approximately $3.8 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2025 and 2024, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.1 million and $2.3 million, respectively.
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
The management fee (“Management Fee”) is payable quarterly in arrears. Prior to the Exchange Listing, the Management Fee was payable at an annual rate of 0.90% of the Company’s (i) average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters; provided, however, that no Management Fee was charged on the value of gross assets (excluding cash and cash-equivalents but including assets purchased with borrowed amounts) that was below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act; plus (ii) the average of any remaining unfunded capital commitments at the end of the two most recently completed calendar quarters. Following the Exchange Listing, the Management Fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during the relevant calendar quarters. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.
For the three months ended June 30, 2025 and 2024, management fees were $32.5 million, net of $90.1 thousand in management fee waivers, and $14.0 million, respectively.
For the six months ended June 30, 2025 and 2024, management fees were $48.4 million, net of $122.2 thousand in management fee waivers and $27.9 million, respectively.
Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.
The portion of the Incentive Fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the initial closing date, and equals (i) prior to the Exchange Listing, 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate”, until the Adviser has received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre-Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to the Exchange Listing, 100% of the pre-Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to the Exchange Listing, 10% on all pre- Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to the Exchange Listing, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to the Exchange Listing, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to the Exchange Listing, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
For the three months ended June 30, 2025 and 2024, performance-based incentive fees based on net investment income were $21.8 million and $10.6 million, respectively.
For the six months ended June 30, 2025 and 2024, performance-based incentive fees based on net investment income were $32.6 million and $20.9 million, respectively.
The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to the Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
each calendar year, and (ii) subsequent to the Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
For the three and six months ended June 30, 2025, the Company incurred performance-based incentive fees based on capital gains of $6.2 million and $4.9 million, respectively. For the three and six months ended June 30, 2024 the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $(6.6) million and $(6.8) million, respectively.
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
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, its commitment to Amergin AssetCo is $63.3 million, of which $31.8 million is equity and $31.5 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2025, its investment in Fifth Season was $163.8 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC and LSI Financing LLC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of June 30, 2025, the Company’s investment in LSI Financing DAC was $6.3 million at fair value and its total commitment was $6.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the fair value of the Company’s investment in LSI Financing LLC was $112.4 million and its total commitment was $161.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$9,909,503	$9,924,118	$4,462,489	$4,456,838
Second-lien senior secured debt investments	462,530	426,937	292,835	258,538
Unsecured debt investments	440,200	451,319	337,386	336,635
Preferred equity investments(2)	1,087,962	1,022,197	767,932	689,952
Common equity investments(3)	767,156	893,578	571,530	664,556
Joint ventures(4)	10,576	10,493	949	947
Total Investments	$12,677,927	$12,728,642	$6,433,121	$6,407,466
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Aerospace & Defense	1.7%	2.6%
Airlines	0.4	—
Application Software	13.1	13.6
Banks	1.2	1.2
Beverages(5)	—	—
Building Products	0.5	0.9
Buildings & Real Estate	1.2	1.1
Capital Markets	0.2	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.0	3.9
Diversified Financial Services(1)	8.3	6.7
Diversified Support Services	0.2	—
Entertainment	1.5	1.9
Equity Real Estate Investment Trusts (REITs)	0.9	0.1
Food & Staples Retailing	1.4	0.4
Health Care Equipment & Supplies	1.8	—
Health Care Technology	14.5	16.0
Health Care Providers & Services	3.1	1.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.7	1.3
Industrial Conglomerates	0.8	1.4
Insurance(2)	4.1	2.0
Internet & Direct Marketing Retail	2.4	4.4
IT Services	5.1	5.5
Joint Ventures(3)	0.1	—
Life Sciences Tools & Services	2.3	1.4
Media	1.0	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(4)	1.2	1.0
Professional Services	4.9	5.8
Real Estate Management & Development	0.6	0.6
Road & Rail	0.1	0.2
Systems Software	21.0	23.2
Thrifts & Mortgage Finance(5)	—	—
Wireless Telecommunication Services	0.6	—
Total	100.0%	100.0%
(1)Includes investment in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(5)As of June 30, 2025 and December 31, 2024 our investment rounds to less than 0.1% of the fair value of the portfolio.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	17.0%	20.9%
Northeast	19.9	15.9
South	24.7	19.8
West	26.6	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland	—	1.0
Israel	1.2	2.3
Netherlands(1)	—	—
Norway	0.6	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	6.5	5.2
Total	100.0%	100.0%
(1)As of June 30, 2025 and December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
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
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company's capital commitment in Credit SLF capital remained at $2.5 million and economic ownership decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million of which $16.2 million was unfunded.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of June 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$404,139	79.1%
Blue Owl Capital Corporation II	244	0.1%
Blue Owl Credit Income Corp.	46,332	5.2%
Blue Owl Technology Finance Corp.	18,690	2.1%
Blue Owl Technology Income Corp.	8,691	1.0%
State Teachers Retirement System of Ohio	68,299	12.5%
Total	$546,395	100.0%
(1) Economic Ownership Interest based on funded capital to date.

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$118,041	$17,354
Investments at fair value	$1,790,366	$1,164,473
Total Assets	$1,939,737	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,285,621	$750,610
Total Liabilities	$1,446,788	$847,556
Total Credit SLF Members' Equity	$492,949	$348,811

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Consolidated Statement of Operations Data
Investment income	$31,420	$55,117
Net operating expenses	18,482	32,139
Net investment income (loss)	$12,938	$22,978
Total net realized and unrealized gain (loss)	9,319	(6,785)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$22,257	$16,193

The Company's proportional share of Credit SLF's generated distributions for the following period:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Dividend Income	$138	$193

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 264% and 220%, respectively.
The tables below present debt obligations as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,575,000	$365,009	$2,209,991	$26,535	$338,474
SPV Asset Facility I	700,000	650,000	50,000	8,949	641,051
SPV Asset Facility II	400,000	—	400,000	4,272	(4,272)
SPV Asset Facility III	775,000	312,500	334,351	9,360	303,140
SPV Asset Facility IV	300,000	—	300,000	3,077	(3,077)
CLO 2020-1	204,000	204,000	—	3,835	200,165
Athena CLO II	288,000	288,000	—	2,161	285,839
Athena CLO IV	240,000	240,000	—	2,446	237,554
December 2025 Notes	650,000	650,000	—	(710)	650,710
June 2026 Notes	375,000	375,000	—	1,482	373,518
January 2027 Notes	300,000	300,000	—	2,389	297,611
March 2028 Notes(3)	650,000	650,000	—	9,538	654,138
September 2028 Notes	75,000	75,000	—	585	74,415
April 2029 Notes(3)	700,000	700,000	—	13,236	702,959
Total Debt	$8,232,000	$4,809,509	$3,294,342	$87,155	$4,752,225
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$79,430	$46,325	$127,134	$93,286
Amortization of debt issuance costs, net	7,544	2,126	11,058	4,420
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	353	—	821	—
Total Interest Expense	$87,327	$48,451	$139,013	$97,706
Average interest rate	6.1%	6.3%	6.0%	6.1%
Average daily borrowings	$5,173,588	$2,955,024	$4,276,854	$2,969,633
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.57 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million (increased from $75.0 million to $100.0 million on March 24, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.47 billion (increased from $990.0 million to $1.27 billion on January 16, 2025 and increased from $1.27 billion to $2.47 billion on March 24, 2025 following the consummation of the Mergers). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
On the CLO 2020-1 Closing Date, the CLO 2020-1 Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $243.4 million par amount of middle-market loans from the Company to the CLO 2020-1 Issuer on the CLO 2020-1 Refinancing Date and for future sales from the Company to the CLO 2020-1 Issuer on an ongoing basis. No gain or loss was recognized as a result of these sales and contributions. As part of the CLO 2020-1 Refinancing, the CLO 2020-1 Refinancing Issuer, as the successor to the CLO 2020-1 Issuer, entered into an amended and restated loan sale agreement with the Company dated as of the CLO 2020-1 Refinancing Date, pursuant to which the CLO 2020-1 Refinancing Issuer assumed all ongoing obligations of the CLO 2020-1 Issuer under the original agreement and the Company sold and contributed approximately $83.93 million par amount middle-market loans to the CLO 2020-1 Refinancing Issuer on the CLO 2020-1 Refinancing Date and provides for future sales from the Company to the CLO 2020-1 Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO 2020-1 Refinancing Secured Notes. The Company made customary representations, warranties, and covenants to the CLO 2020-1 Refinancing Issuer under the loan sale agreement.

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
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), OTF II completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO II Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, the Company became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO II Transaction.
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
Through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction of the Adviser, the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default.
Unsecured Notes
June 2025 Notes
On June 12, 2020, the Company issued $210 million aggregate principal amount of 6.75% notes that were due on June 30, 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
On April 28, 2025, the Company caused notice to be issued to the Trustee of the June 2025 Notes regarding the Company’s exercise of the option to redeem in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, May 30, 2025. On May 30, 2025, the Company redeemed in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
The June 2025 Notes bore interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. The June 2025 Notes were the Company’s direct, general unsecured obligations and ranked senior in right of payment to all of the Company’s future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the June 2025 Notes.
December 2025 Notes
On September 23, 2020, the Company issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. On November 23, 2021, the Company issued an additional $250 million aggregate principal amount of the December 2025 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The December 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The December 2025 Notes were issued pursuant to an indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”) and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between the Company and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The December 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The March 2028 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
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
In connection with the issuance of the March 2028 Notes, on January 21, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. The Company will receive fixed rate interest at 6.100% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three and six months ended June 30, 2025, the Company made periodic payments of $10.0 million and $16.0 million, respectively. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $13.1 million. Depending on the nature of the balance at period end, the fair

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For both the three and six months ended June 30, 2025, the Company made periodic payments of $1.6 million. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $15.7 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$170,523	$—	$—	$170,523
Investments:
First-lien senior secured debt investments(1)	$—	$375,351	$9,548,767	$9,924,118
Second-lien senior secured debt investments	—	116,649	310,288	426,937
Unsecured debt investments	—	—	451,319	451,319
Preferred equity investments(2)	—	—	1,022,197	1,022,197
Common equity investments(3)	465	36,984	743,758	781,207
Subtotal	$465	$528,984	$12,076,329	$12,605,778
Investments measured at Net Asset Value(4)	$—	$—	$—	$122,864
Total Investments at fair value	$465	$528,984	$12,076,329	$12,728,642
Derivatives:
Foreign currency forward contracts	$—	$(11,400)	$—	$(11,400)
Interest rate swaps	$—	$28,822	$—	$28,822
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(3)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,120,915	$291,217	$460,216	$956,331	$706,192	$11,534,871
Purchases of investments, net	684,131	61,324	(2)	31,565	10,643	787,661
Payment-in-kind	13,127	5,360	6,210	23,295	—	47,992
Proceeds from investments, net	(231,957)	(32,717)	(30,661)	(8,694)	13,555	(290,474)
Net change in unrealized gain (loss)	27,299	1,012	8,932	18,653	13,368	69,264
Net realized gains (losses)	3,495	—	710	76	—	4,281
Net amortization/accretion of premium/discount on investments	6,271	1,505	5,914	971	—	14,661
Transfers into (out of) Level 3(1)	(74,514)	(17,413)	—	—	—	(91,927)
Fair value, end of period	$9,548,767	$310,288	$451,319	$1,022,197	$743,758	$12,076,329
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$4,346,309	$166,159	$336,635	$689,952	$535,467	$6,074,522
Purchases of investments, net	1,062,322	61,323	(1)	31,565	27,037	1,182,246
Payment-in-kind	20,348	9,065	13,713	33,158	—	76,284
Proceeds from investments, net	(469,084)	(41,117)	(33,358)	(12,581)	13,479	(542,661)
Net change in unrealized gain (loss)	22,305	8,501	11,872	12,218	18,887	73,783
Net realized gains (losses)	3,528	(12,198)	85	115	—	(8,470)
Net amortization/accretion of premium/discount on investments	10,753	1,565	10,516	1,210	—	24,044
Transfers into (out of) Level 3(1)	—	—	—	—	(3,092)	(3,092)
Transfers in from the Mergers	4,552,286	116,990	111,857	266,560	151,980	5,199,673
Fair value, end of period	$9,548,767	$310,288	$451,319	$1,022,197	$743,758	$12,076,329
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,975,147	$235,292	$407,407	$861,779	$310,585	$5,790,210
Purchases of investments, net	776,023	—	51,464	5,891	29,087	862,465
Payment-in-kind	27,528	4,576	16,960	18,803	—	67,867
Proceeds from investments, net	(562,953)	(68,548)	(154,085)	(1,319)	(1,247)	(788,152)
Net change in unrealized gain (loss)	(71,902)	(1,688)	6,225	(63,721)	39,231	(91,855)
Net realized gains (losses)	(21)	(806)	(13,223)	—	—	(14,050)
Net amortization of discount on investments	12,717	684	7,623	231	—	21,255
Transfers into (out of) Level 3(1)	—	—	—	—	(1,000)	(1,000)
Fair value, end of period	$4,156,539	$169,510	$322,371	$821,664	$376,656	$5,846,740
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2025 on Investments Held at June 30, 2025	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on Investments Held at June 30, 2024
First-lien senior secured debt investments	$30,350	$(58,531)
Second-lien senior secured debt investments	2,078	(3,120)
Unsecured debt investments	8,932	6,812
Preferred equity investments	18,653	(32,128)
Common equity investments	13,382	9,731
Total Investments	$73,395	$(77,236)

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2025 on Investments Held at June 30, 2025	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on Investments Held at June 30, 2024
First-lien senior secured debt investments	$25,112	$(66,519)
Second-lien senior secured debt investments	(446)	(1,917)
Unsecured debt investments	11,330	6,225
Preferred equity investments	12,218	(63,123)
Common equity investments	19,000	38,231
Total Investments	$67,214	$(87,103)

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

June 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$571,748	Recent Transaction	Transaction Price	98.5% - 99.5% (99.1%)	Increase
	8,973,803	Yield Analysis	Market Yield	6.6% - 17.8% (9.8%)	Decrease
	3,216	Collateral Analysis	Recovery Rate	—% - 100.0% (73.0%)	Increase
Second-lien senior secured debt investments	$59,898	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
	250,390	Yield Analysis	Market Yield	12.1% - 27.3% (16.4%)	Decrease
Unsecured debt investments	$448,290	Yield Analysis	Market Yield	8.4% - 15.8% (12.0%)	Decrease
	3,029	Market Approach	Revenue Multiple	5.5x - 5.5x (5.5x)	Increase
Preferred equity investments	$31,566	Recent Transaction	Transaction Price	97.5% - 97.5% (97.5%)	Increase
	465,860	Yield Analysis	Market Yield	11.7% - 37.9% (14.9%)	Decrease
	3,002	Market Approach	Gross Profit Multiple	8.0x - 8.0x (8.0x)	Increase
	521,769	Market Approach	Revenue Multiple	2.0x - 16.5x (7.7x)	Increase
Common equity investments	$118,436	Recent Transaction	Transaction Price	100.0% - 395.6% (304.7%)	Increase
	73,559	Yield Analysis	Market Yield	18.7% - 18.7% (18.7%)	Decrease
	135,242	Market Approach	EBITDA Multiple	8.1x - 27.0x (12.5x)	Increase
	163,837	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	21,191	Market Approach	N/A(1)	N/A	N/A
	278	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
	228,810	Market Approach	Revenue Multiple	4.5x - 15.3x (11.5x)	Increase
	240	Option Pricing Model	Volatility	60.0% - 70.0% (69.8%)	Increase
	2,165	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
________________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value
Revolving Credit Facility	$338,474	$26,535	$338,474	$298,329	$14,675	$298,329
SPV Asset Facility I	641,051	8,949	641,051	590,448	9,552	590,448
SPV Asset Facility II	(4,272)	4,272	(4,272)	295,247	4,753	295,247
SPV Asset Facility III	303,140	9,360	303,140	—	—	—
SPV Asset Facility IV	(3,077)	3,077	(3,077)	—	—	—
CLO 2020-1	200,165	3,835	200,165	199,985	4,015	199,985
Athena CLO II	285,839	2,161	285,839	—	—	—
Athena CLO IV	237,554	2,446	237,554	—	—	—
June 2025 Notes	—	—	—	209,377	623	208,425
December 2025 Notes	650,710	(710)	646,750	651,495	(1,495)	643,500
June 2026 Notes	373,518	1,482	366,563	372,773	2,227	362,813
January 2027 Notes	297,611	2,389	284,250	296,855	3,145	281,250
March 2028 Notes	654,138	9,538	648,375	—	—	—
September 2028 Notes	74,415	585	75,000	—	—	—
April 2029 Notes	702,959	13,236	710,500	—	—	—
Total Debt	$4,752,225	$87,155	$4,730,312	$2,914,509	$37,495	$2,879,997

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	2,731,438	1,495,988
Level 3	1,998,874	1,384,009
Total Debt	$4,730,312	$2,879,997
Financial Instruments Not Carried at Fair Value
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Foreign Currency Forward Contracts
The table below presents certain information related to the Company’s foreign currency forward derivative instruments as of the following periods:

	As of June 30, 2025
(all amounts in thousands)	Notional Amount to be Sold		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Foreign currency forward contract		£146,416	$197,237	$201,069
Foreign currency forward contract		€286,855	331,083	338,574
Foreign currency forward contract	A$	12,942	8,443	8,519
Total			$536,763	$548,162
The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(11,400)	$—	$(11,400)	$—
Net realized gain (loss) on foreign currency forward contracts	—	—	—	—
Total net unrealized and realized gain (loss) on foreign currency forward contracts	$(11,400)	$—	$(11,400)	$—
Interest Rate Swaps
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship. The table below presents certain information related to the Company’s interest rate swaps as of the following periods:

	As of June 30, 2025
($ in thousands)	Hedged Items	Notional Amount	Company Receives	Company Pays	Maturity Date
Interest rate swaps	April 2029 Notes	$700,000	6.75%	S + 2.5645%	3/4/2029
Interest rate swaps	March 2028 Notes	$650,000	6.10%	S + 1.7670%	2/15/2028
The table below presents the balance sheet impact of fair valuing the interest rate swaps for the following periods:

	As of June 30, 2025
($ in thousands)	Notional Amount	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities
Interest rate swaps	$700,000	$15,735	$16,195
Interest rate swaps	$650,000	13,087	13,676
Total		$28,822	$29,871

For interest rate swaps designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. The table below presents net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Change in unrealized gain (loss) on effective interest rate swaps	$7,950	$—	$20,171	$—
Change in unrealized gain (loss) on hedged items	(8,303)	—	(20,992)	—
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items included in interest expense	$(353)	$—	$(821)	$—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$688,971	$315,345
Total unfunded delayed draw loan commitments	$838,162	$286,912
Total unfunded revolving and delayed draw loan commitments	$1,527,133	$602,257

Total unfunded equity commitments	$76,479	$6,080

Total unfunded commitments	$1,603,612	$608,337
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the "2025 Stock Repurchase Program") under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the period ended June 30, 2025, there were no repurchases pursuant to the 2025 Stock Repurchase Program.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management was not aware of any pending or threatened litigation.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three and six months ended June 30, 2025 and 2024. See “Note 13. Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
________________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of the Company's common stock, as of the last day of the Company's calendar quarter immediately preceding the date such distribution was declared. In connection with the Exchange Listing, the Company entered into an amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of the Company's common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
February 21, 2024	March 29, 2024	May 15, 2024	1,190,220
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the "2025 Stock Repurchase Program") under which the Company may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the period ended June 30, 2025, there were no repurchases pursuant to the 2025 Stock Repurchase Program.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$201,487	$8,115	$279,619	$98,989
Weighted average shares of common stock outstanding—basic and diluted	465,124,070	209,079,502	350,872,326	208,572,273
Earnings (loss) per common share-basic and diluted	$0.43	$0.04	$0.80	$0.47
Note 11. Income Taxes
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
For the three months ended June 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.1 million, and $2.5 million, including U.S. federal excise tax expense of $0.1 million and $2.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.5 million, and $5.7 million, including U.S. federal excise tax expense of $3.5 million and $5.7 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, the Company recorded U.S. federal and state income tax expense/(benefit) of $(78) thousand and $(18) thousand respectively, for taxable subsidiaries. For the three and six months ended June 30, 2024, the Company recorded U.S. federal and state income tax expense/(benefit) of $1 thousand and $3 thousand, respectively.
The Company recorded a net deferred tax liability of $973 thousand as of June 30, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, beginning of period	$17.09	$17.03
Net investment income (loss)(1)	0.74	0.93
Net realized and unrealized gain (loss)(1)	0.06	(0.46)
Total from operations	0.80	0.47
Issuance of common shares in connection with the Mergers(2)	(0.03)	—
Distributions declared from net investment income	(0.69)	(0.76)
Total increase (decrease) in net assets	0.08	(0.29)
Net asset value, end of period	$17.17	$16.74
Shares outstanding, end of period	465,126,583	209,654,978
Per share market value at end of period	$15.25	N/A
Total Return, based on net market value(3)	(9.1)%	N/A
Total Return, based on net asset value(4)	4.8%	2.8%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(5)(6)	7.6%	8.6%
Ratio of net investment income to average net assets(5)	8.0%	11.0%
Net assets, end of period	$7,985,418	$3,510,357
Weighted-average shares outstanding	350,872,326	208,572,273
Total capital commitments, end of period	N/A	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	10.8%	15.8%
Year of formation	2018	2018
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the issuance of common stock because of the timing of sales of the Company’s shares.
(3)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the listing price of $17.15 per share on the listing date of June 12, 2025.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share. Total return is not annualized.
(5)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended June 30, 2025 was 7.6%.
Note 13. Merger with Blue Owl Technology Finance Corp. II
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
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
SPV Asset Facility III Waiver
On July 21, 2025, Athena Funding I, as borrower, Société Générale, as administrative agent and the lenders party to the SPV Asset Facility III entered into a Waiver to Credit Agreement in order to facilitate a drawdown of term loan commitments and convert an outstanding revolving loan into a term loan.
Dividend
On August 5, 2025, the Board declared a third quarter dividend of $0.35 per share for stockholders of record as of September 30, 2025, payable on or before October 15, 2025.

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
On June 12, 2025, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of June 30, 2025, the Adviser and its affiliates had $145.5 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2025, the Blue Owl Credit Advisers have originated $154.08 billion aggregate principal amount of investments across multiple industries, of which $150.10 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on large, established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for software products and services.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $50 million and $350 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of June 30, 2025, our average investment size in each of our portfolio companies was approximately $69.2 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market. Our ARR loans as a percentage of our portfolio has decreased from its peak, and as we seek to originate additional loans we expect to increase our exposure to ARR loans.
We may also invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly syndicated loans, including “covenant lite” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, where OTF focuses, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlements, royalty interests and equipment finance.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2025, 97.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2025, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Compelling Business Models. We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. We find many of these opportunities are in the form of preferred equities, where there is the opportunity to invest in large, established companies through structures that protect invested capital and also offer upside opportunities. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Portfolio and Investment Activity
As of June 30, 2025, based on fair value, our portfolio consisted of 78.0% first lien senior secured debt investments (of which 61% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.4% second lien senior secured debt investments, 3.5% unsecured debt investments, 8.0% preferred equity investments, 7.0% common equity investments, and less than 0.1% joint ventures.
As of June 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.6% and 9.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 10.4% and 10.4%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2025, the weighted average spread of total debt investments was 5.7%.
As of June 30, 2025, we had investments in 184 portfolio companies with an aggregate fair value of $12.7 billion. Our current target ratio is 0.90x to 1.25x. As of June 30, 2025, we had net leverage of 0.58x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies, including those related to tariffs, impacted investor expectations regarding economic growth, which resulted in increased uncertainty. Merger and acquisition activity remains below historical averages and refinancing activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. Deal activity remains subdued and a large portion of our originations across the platform this quarter were deployed into existing borrowers.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of June 30, 2025, 81.4% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $904.0 million, weighted average annual EBITDA of $266.1 million, and a weighted average enterprise value of $5.2 billion. 16.5% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $991.4 million and enterprise value of $24.3 billion. These statistics exclude strategic portfolio transactions, which comprise 1.0% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
We believe the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA and our ARR loans continue to experience strong credit performance. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Virtually all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.
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
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Joint Ventures.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended June 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$1,473,048	$1,108,165
Less: Sell downs	—	(864)
Total new investment commitments	$1,473,048	$1,107,301
Principal amount of new investments funded:
First-lien senior secured debt investments	$978,664	$648,461
Second-lien senior secured debt investments	130,219	13,500
Unsecured debt investments	—	51,607
Preferred equity investments	32,375	5,890
Common equity investments	45,194	7,360
Joint ventures	8,124	—
Total principal amount of new investments funded	$1,194,576	$726,818

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$84,243

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(604,750)	$(341,712)
Second-lien senior secured debt investments	(101,007)	(47,187)
Unsecured debt investments	(30,661)	(135,827)
Preferred equity investments	(7,616)	(1,076)
Common equity investments	(12,237)	(700)
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(756,271)	$(526,502)
Number of new investment commitments in new portfolio companies(2)	9	20
Average new investment commitment amount	$84,276	$49,165
Weighted average term for new debt investment commitments (in years)	6.0	6.0
Percentage of new debt investment commitments at floating rates	99.9%	96.5%
Percentage of new debt investment commitments at fixed rates	0.1%	3.5%
Weighted average interest rate of new debt investment commitments(3)	9.8%	10.8%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.5%	5.4%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.32% as of June 30, 2025 and 2024, respectively.
The table below presents our investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$9,909,503	$9,924,118	$4,462,489	$4,456,838
Second-lien senior secured debt investments	462,530	426,937	292,835	258,538
Unsecured debt investments	440,200	451,319	337,386	336,635
Preferred equity investments(3)	1,087,962	1,022,197	767,932	689,952
Common equity investments(4)	767,156	893,578	571,530	664,556
Joint ventures(5)	10,576	10,493	949	947
Total Investments	$12,677,927	$12,728,642	$6,433,121	$6,407,466
(1)61% and 69% of which we consider unitranche loans as of June 30, 2025 and December 31, 2024, respectively.
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
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Aerospace & Defense	1.7%	2.6%
Airlines	0.4	—
Application Software	13.1	13.6
Banks	1.2	1.2
Beverages(5)	—	—
Building Products	0.5	0.9
Buildings & Real Estate	1.2	1.1
Capital Markets	0.2	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.0	3.9
Diversified Financial Services(1)	8.3	6.7
Diversified Support Services	0.2	—
Entertainment	1.5	1.9
Equity Real Estate Investment Trusts (REITs)	0.9	0.1
Food & Staples Retailing	1.4	0.4
Health Care Equipment & Supplies	1.8	—
Health Care Technology	14.5	16.0
Health Care Providers & Services	3.1	1.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.7	1.3
Industrial Conglomerates	0.8	1.4
Insurance(2)	4.1	2.0
Internet & Direct Marketing Retail	2.4	4.4
IT Services	5.1	5.5
Joint Ventures(3)	0.1	—
Life Sciences Tools & Services	2.3	1.4
Media	1.0	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(4)	1.2	1.0
Professional Services	4.9	5.8
Real Estate Management & Development	0.6	0.6
Road & Rail	0.1	0.2
Systems Software	21.0	23.2
Thrifts & Mortgage Finance(5)	—	—
Wireless Telecommunication Services	0.6	—
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(5)As of June 30, 2025 and December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	17.0%	20.9%
Northeast	19.9	15.9
South	24.7	19.8
West	26.6	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland	—	1.0
Israel	1.2	2.3
Netherlands(1)	—	—
Norway	0.6	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	6.5	5.2
Total	100.0%	100.0%
(1)As of June 30, 2025 and December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.6%	9.4%
Weighted average total yield of debt and income producing securities	10.4%	10.9%
Weighted average interest rate of debt securities	9.9%	10.3%
Weighted average spread over base rate of all floating rate investments	5.7%	6.1%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of June 30, 2025, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.16%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,055,320	8.3%	$497,938	7.8%
2	10,640,091	83.6	5,264,285	82.1
3	1,013,482	8.0	640,302	10.0
4	16,533	0.1	—	—
5	3,216	—	4,941	0.1
Total	$12,728,642	100.0%	$6,407,466	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,792,651	99.8%	$5,075,380	99.7%
Non-accrual	19,582	0.2	17,330	0.3
Total	$10,812,233	100.0%	$5,092,710	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, our commitment to Amergin AssetCo is $63.3 million, of which $31.8 million is equity and $31.5 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2025, our investment in Fifth Season was $163.8 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2025, our investment in LSI Financing DAC was $6.3 million based on fair value and our total commitment was was $6.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the fair value of our investment in LSI Financing LLC was $112.4 million and our total commitment was $161.9 million. We do not consolidate our equity interest in LSI Financing LLC.

Joint Ventures
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

Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp., two Blue Owl managed alternative credit funds, (Blue Owl Alternative Credit Fund and Blue Owl Asset Leasing Fund) and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of June 30, 2025, Blue Owl Leasing had not made any investments.

Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$319,467	$174,170	$502,284	$346,431
Less: Expenses	158,950	69,922	241,083	146,261
Net Investment Income (Loss) Before Taxes	$160,517	$104,248	$261,201	$200,170
Less: Income taxes, including excise taxes	146	2,453	3,498	5,737
Net Investment Income (Loss) After Taxes	$160,371	$101,795	$257,703	$194,433
Net change in unrealized gain (loss)	78,054	(93,102)	57,591	(71,141)
Net realized gain (loss)	(36,938)	(578)	(35,675)	(24,303)
Net Increase (Decrease) in Net Assets Resulting from Operations	$201,487	$8,115	$279,619	$98,989
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2025, our net asset value per share increased, primarily driven by unrealized appreciation in our portfolio. For the three and six months ended June 30, 2024, our net asset value per share decreased, primarily driven by unrealized depreciation in our portfolio.
On March 24, 2025, we completed the transactions contemplated by the Merger Agreement and OTF II was merged with and into us. The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to OTF II’s shareholders was more than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase premium (the “purchase premium”). The purchase premium was allocated to the cost of OTF II investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Mergers, the investments were marked to their respective fair values and, as a result, the purchase premium allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation on our Consolidated Statement of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan through interest expense with a corresponding adjustment recorded as unrealized appreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest expense and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$266,610	$128,685	$410,589	$260,237
Payment-in-kind interest income	23,603	31,146	40,060	59,069
Dividend income	6,543	2,416	12,751	3,717
Payment-in-kind dividend income	18,574	9,864	30,057	19,252
Other income	4,137	2,059	8,827	4,156
Total investment income	$319,467	$174,170	$502,284	$346,431
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2025 and 2024
Investment income increased to $319.5 million for the three months ended June 30, 2025 from $174.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio from our acquisition of OTF II, which at par increased from $5.0 billion as of June 30, 2024 to $10.9 billion as of June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $6.0 million for the three months ended June 30, 2025 from $7.2 million for the same period in prior year due to a decrease in repayment activity for the period. Included in investment income is dividend income, which increased to $6.5 million from $2.4 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, affiliated equity investments. Payment-in-kind (“PIK”) interest income as a percentage of total investment income decreased to 7.4% for the three months ended June 30, 2025 from 17.9% for the three months ended June 30, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio from the merger. PIK dividend income as a percentage of total investment income increased to 5.8% for the three months ended June 30, 2025 from 5.7% for the three months ended June 30, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Six Months Ended June 30, 2025 and 2024
Investment income increased to $502.3 million for the six months ended June 30, 2025, from $346.4 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio from our acquisition of OTF II, which at par increased from $5.0 billion as of June 30, 2024 to $10.9 billion as of June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $17.6 million for the six months ended June 30, 2025 from $9.5 million for the same period in prior year due to an increase in repayment activity for the period. Dividend income increased to $12.8 million from $3.7 million in the prior period, primarily due to an increase in dividends earned from certain of our equity investments. PIK interest income as a percentage of total investment income decreased to 8.0% for the six months ended June 30, 2025 from 17.0% for the six months ended June 30, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income increased to 6.0% for the six months ended June 30, 2025 from 5.6% for the six months ended June 30, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$87,327	$48,451	$139,013	$97,706
Management fees, net(1)	32,540	13,956	48,416	27,947
Incentive fees	28,052	3,993	37,493	14,090
Professional fees	2,841	1,768	6,209	3,316
Listing advisory fees (net of Adviser reimbursement)	4,821	—	4,821	—
Directors' fees	314	258	573	516
Other general and administrative	3,055	1,496	4,558	2,686
Total expenses	$158,950	$69,922	$241,083	$146,261
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
For the Three Months Ended June 30, 2025 and 2024
Total expenses increased to $159.0 million for the three months ended June 30, 2025, from $69.9 million for the same period in the prior year primarily due to an increase in interest expense, management fees and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $5.2 billion from $3.0 billion primarily due to the assumption of OTF II’s debt facilities, offset by a decrease in the average interest rate to 6.1% from 6.3%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
For the Six Months Ended June 30, 2025 and 2024
Total expenses increased to $241.1 million for the six months ended June 30, 2025, from $146.3 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $4.3 billion from $3.0 billion primarily due to the assumption of OTF II’s debt facilities, offset by a decrease in the average interest rate to 6.0% from 6.1%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of
Subchapter M. As of June 30, 2025 we have generated undistributed taxable earnings “spillover” of $0.57 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three months ended June 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.1 million, and $2.5 million, including U.S. federal excise tax expense of $0.1 million and $2.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.5 million, and $5.7 million, including U.S. federal excise tax expense of $3.5 million and $5.7 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, we recorded U.S. federal and state income tax expense/(benefit) of $(78) thousand and $(18) thousand respectively, for taxable subsidiaries. For the three and six months ended June 30, 2024, we recorded U.S. federal and state income tax expense/(benefit) of $1 thousand and $3 thousand, respectively.
We recorded a net deferred tax liability of $973 thousand as of June 30, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$53,208	$(93,571)	$32,466	$(71,012)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	24,894	469	25,968	(129)
Income tax (provision) benefit	(48)	—	(843)	—
Net change in unrealized gain (loss)	$78,054	$(93,102)	$57,591	$(71,141)
For the Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by a decrease in the fair value of certain of our debt and equity investments. As of June 30, 2025, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.1% as of March 31, 2025.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2025 consisted of the following:

For the Three Months Ended June 30, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Revolut Ribbit Holdings, LLC	$14.8
E2Open Parent Holdings, Inc.	14.2
Signifyd Inc.	9.2
Cornerstone OnDemand, Inc.	8.2
SalesLoft, Inc.	(7.5)
Project Hotel California Co-Invest Fund, L.P.	4.8
Exabeam, Inc.	(4.7)
Peraton Corp.	(4.2)
Securiti, Inc.	3.5
Barracuda Networks, Inc	(3.2)
Remaining portfolio companies	18.1
Total	$53.2
For the three months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to March 31, 2024. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 99.0% as of March 31, 2024. The primary drivers of our portfolio’s unrealized losses were decreases in the fair value of certain equity investments as compared to March 31, 2024 and reversals of prior period unrealized gains that were realized during the period.

For the Three Months Ended June 30, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Pluralsight, LLC	$(62.0)
Arctic Wolf Networks, Inc.	(7.6)
Revolut Ribbit Holdings, LLC	6.5
Space Exploration Technologies Corp.	5.3
Algolia, Inc.	(5.1)
Cornerstone OnDemand, Inc.	(5.0)
Signifyd Inc.	(4.9)
Ivanti Software, Inc.	(4.7)
Halo Parent Newco, LLC	(4.4)
EShares, Inc. (dba Carta)	(4.4)
Remaining portfolio companies	(7.3)
Total	$(93.6)
For the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by decreases in the fair value of certain of our debt and equity investments. As of June 30, 2025, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.0% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2025 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Revolut Ribbit Holdings, LLC	$14.8
E2Open Parent Holdings, Inc.	13.1
Signifyd Inc.	10.0
SalesLoft, Inc.	(9.9)
Peraton Corp.	(9.5)
Ivanti Software, Inc.	9.1
Klaviyo, Inc.	(8.5)
Cornerstone OnDemand, Inc.	7.5
LSI Financing LLC	6.1
Barracuda Networks, Inc	(5.4)
Remaining portfolio companies	5.2
Total	$32.5
For the six months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our debt and equity investments coupled with credit spreads tightening across the broader market, partially offset by increases in the fair value of certain of our debt and equity investments. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 99.0% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Pluralsight, LLC	$(84.5)
Robinhood Markets, Inc.	33.6
Toast, Inc.	26.5
Circle Internet Services, Inc.	(9.4)
Exabeam, Inc.	(7.8)
Space Exploration Technologies Corp.	7.7
Arctic Wolf Networks, Inc.	(7.6)
JumpCloud, Inc.	(5.2)
Algolia, Inc.	(5.1)
Fifth Season Investments LLC	4.6
Remaining portfolio companies	(23.8)
Total	$(71.0)
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$(12,106)	$325	$(10,259)	$(22,472)
Net realized gain (loss) on foreign currency transactions	(24,832)	(903)	(25,416)	(1,831)
Net realized gain (loss)	$(36,938)	$(578)	$(35,675)	$(24,303)

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 264% and 220%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the six months ended June 30, 2025, our weighted average cost of debt was 6.5%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2025, cash, taken together with our available debt capacity of $3.29 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2025, we had $0.2 billion in cash and restricted cash. During the six months ended June 30, 2025, $0.13 billion in cash was provided by operating activities, primarily as a result of funding portfolio investments of $1.27 billion offset by sell downs and repayments of $0.69 billion and other operating activity of $0.71 billion. Lastly, cash used in financing activities was $0.22 billion during the period, primarily from net repayments on debt and distributions paid.
Equity
Exchange Listing
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On June 12, 2025, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
In connection with the Exchange Listing, the Board has determined to eliminate any outstanding fractional shares of the Company’s common stock (the “Fractional Shares”), as permitted by the Maryland General Corporation Law by rounding up the number of Fractional Shares held by each shareholder to the nearest whole share.
In connection with the Exchange Listing, the Board waived the transfer restrictions contained in the Company’s amended and restated articles of incorporation (the “Charter”) with respect to 23,256,814 shares of the Company’s common stock. The Charter provides for three separate restricted periods as follows:
•One period is 180 days after the Exchange Listing and applies to all of the shares of OTF common stock outstanding prior to the Listing (the “First Lock-Up Period”);
•One period is 270 days after the Exchange Listing and applies to two-thirds of the shares of OTF common stock outstanding prior to the Listing (the “Second Lock-Up Period”); and
•One period is 365 days after the Exchange Listing and applies to one-third of the shares of OTF common stock outstanding prior to the Listing (the “Third Lock-Up Period”).
In connection with the Exchange Listing, a pro rata portion of each shareholder’s shares of OTF common stock were released from each of the First, Second and Third Lock-Up Periods. Generally, all of the Company’s common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.

Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
February 21, 2024	March 29, 2024	May 15, 2024	1,190,220
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the "2025 Stock Repurchase Program") under which the Company may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the period ended June 30, 2025, there were no repurchases pursuant to the 2025 Stock Repurchase Program.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,575,000	$365,009	$2,209,991	$26,535	$338,474
SPV Asset Facility I	700,000	650,000	50,000	8,949	641,051
SPV Asset Facility II	400,000	—	400,000	4,272	(4,272)
SPV Asset Facility III	775,000	312,500	334,351	9,360	303,140
SPV Asset Facility IV	300,000	—	300,000	3,077	(3,077)
CLO 2020-1	204,000	204,000	—	3,835	200,165
Athena CLO II	288,000	288,000	—	2,161	285,839
Athena CLO IV	240,000	240,000	—	2,446	237,554
December 2025 Notes	650,000	650,000	—	(710)	650,710
June 2026 Notes	375,000	375,000	—	1,482	373,518
January 2027 Notes	300,000	300,000	—	2,389	297,611
March 2028 Notes(3)	650,000	650,000	—	9,538	654,138
September 2028 Notes	75,000	75,000	—	585	74,415
April 2029 Notes(3)	700,000	700,000	—	13,236	702,959
Total Debt	$8,232,000	$4,809,509	$3,294,342	$87,155	$4,752,225
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$79,430	$46,325	$127,134	$93,286
Amortization of debt issuance costs, net	7,544	2,126	11,058	4,420
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	353	—	821	—
Total Interest Expense	$87,327	$48,451	$139,013	$97,706
Average interest rate	6.1%	6.3%	6.0%	6.1%
Average daily borrowings	$5,173,588	$2,955,024	$4,276,854	$2,969,633
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – March 2028 Notes and April 2029 Notes” for details on the facility’s interest rate swap.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2025 (Unaudited)	$365.0	$2,642.0	—	N/A
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
June 30, 2025 (Unaudited)	$650.0	$2,642.0	—	N/A
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
June 30, 2025 (Unaudited)	$—	$2,642.0	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
SPV Asset Facility III
June 30, 2025 (Unaudited)	$312.5	$2,642.0	—	N/A
SPV Asset Facility IV
June 30, 2025 (Unaudited)	$—	$2,642.0	—	N/A
CLO 2020-1
June 30, 2025 (Unaudited)	$204.0	$2,642.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
Athena CLO II
June 30, 2025 (Unaudited)	$288.0	$2,642.0	—	N/A
Athena CLO IV
June 30, 2025 (Unaudited)	$240.0	$2,642.0	—	N/A
June 2025 Notes(6)
June 30, 2025 (Unaudited)	$—	$2,642.0	—	N/A
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
June 30, 2025 (Unaudited)	$650.0	$2,642.0	—	N/A
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
June 30, 2025 (Unaudited)	$375.0	$2,642.0	—	N/A
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
June 30, 2025 (Unaudited)	$300.0	$2,642.0	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
March 2028 Notes
June 30, 2025 (Unaudited)	$650.0	$2,642.0	—	N/A
September 2028 Notes
June 30, 2025 (Unaudited)	$75.0	$2,642.0	—	N/A
April 2029 Notes
June 30, 2025 (Unaudited)	$700.0	$2,642.0	—	N/A
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
(5)Facility was terminated in 2021.
(6)On May 30, 2025, we redeemed in full all $210,000,000 in aggregate principal amount of the 2025 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.57 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million (increased from $75.0 million to $100.0 million on March 24, 2025) and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.47 billion (increased from $990.0 million to $1.27 billion on January 16, 2025 and increased from $1.27 billion to $2.47 billion on March 24, 2025 following the consummation of the Mergers). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of ours entered into an Amended and Restated Credit Agreement (the “SPV Asset Facility I”), which amended and restated in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On October 30, 2024, the parties to the SPV Asset Facility I entered into the Second Amendment to the Amended and Restated Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility I as amended through October 30, 2024 (the “SPV Asset Facility I Second Amendment Date”).
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
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV until October 27, 2026 (the “SPV Asset Facility IV Reinvestment Period”) unless the SPV Asset Facility IV Reinvestment Period is terminated sooner as provided in the SPV Asset Facility IV. Unless otherwise terminated, the SPV Asset Facility IV will mature after the last day of the SPV Asset Facility IV Reinvestment Period, on October 27, 2029 (the “SPV Asset Facility IV Stated Maturity”).

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
Through January 15, 2022, the net proceeds of the issuance of the CLO 2020-1 Secured Notes not used to purchase the initial portfolio of loans securing the CLO 2020-1 Secured Notes and a portion of the proceeds received by the CLO 2020-1 Issuer from the loans securing the CLO 2020-1 Secured Notes were able to be used by the CLO 2020-1 Issuer to purchase additional middle-market loans and recurring revenue loans under the direction of the Adviser, in its capacity as collateral manager for the CLO 2020-1 Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans and recurring revenue loans.

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
Debt Securitization Transactions Assumed in the Mergers
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), OTF II completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by our consolidated subsidiary Athena CLO II, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO II Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO II Transaction.
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
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), OTF II completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”). The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by our consolidated subsidiary Athena CLO IV, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”). On March 24, 2025, as a result of the consummation of the Mergers, we became party to the relevant agreements with respect to and assumed all of OTF II’s obligations under the Athena CLO IV Transaction.
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
Through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction of the Adviser, our investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default.
Unsecured Notes
June 2025 Notes
On June 12, 2020, we issued $210.0 million aggregate principal amount of 6.75% notes that were due on June 30, 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration. On April 28, 2025, the Company caused notice to be issued to the Trustee of the June 2025 Notes regarding the Company’s exercise of the option to redeem in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, May 30, 2025. On May 30, 2025, the Company redeemed in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
The June 2025 Notes bore interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. The June 2025 Notes were our direct, general unsecured obligations and ranked senior in right of payment to all of the Company’s future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the June 2025 Notes.
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
The December 2025 Notes were issued pursuant to an Indenture dated as of June 12, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”) and a Second Supplemental Indenture, dated as of September 23, 2020 (the “Second Supplemental Indenture” and together with the Base Indenture, the “December 2025 Indenture”), between us and the Trustee. The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The December 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The March 2028 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
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
In connection with the issuance of the March 2028 Notes, on January 21, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. We will receive fixed rate interest at 6.10% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three and six months ended June 30, 2025, we made periodic payments of $10.0 million and $16.0 million, respectively. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $13.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
The September 2028 Notes Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth test, and a minimum asset coverage ratio of 1.5 to 1.00.

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
In connection with the issuance of the April 2029 Notes, on April 4, 2024, OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. We will receive fixed rate interest at 6.75% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For both the three and six months ended June 30, 2025, we made periodic payments of $1.6 million. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $15.7 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$688,971	$315,345
Total unfunded delayed draw loan commitments	$838,162	$286,912
Total unfunded revolving and delayed draw loan commitments	$1,527,133	$602,257

Total unfunded equity commitments	$76,479	$6,080

Total unfunded commitments	$1,603,612	$608,337

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2025, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2025, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$365,009	$—	$—	$365,009	$—
SPV Asset Facility I	650,000	—	—	—	650,000
SPV Asset Facility II	—	—	—	—	—
SPV Asset Facility III	312,500	—	—	—	312,500
SPV Asset Facility IV	—	—	—	—	—
CLO 2020-1	204,000	—	—	—	204,000
Athena CLO II	288,000	—	—	—	288,000
Athena CLO IV	240,000	—	—	—	240,000
December 2025 Notes	650,000	650,000	—	—	—
June 2026 Notes	375,000	375,000	—	—	—
January 2027 Notes	300,000	—	300,000	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	—	75,000	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$4,809,509	$1,025,000	$950,000	$1,140,009	$1,694,500
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;

•the Administration Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally become due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to the sum of:
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
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
SPV Asset Facility III Waiver
On July 21, 2025, Athena Funding I, as borrower, Société Générale, as administrative agent and the lenders party to the SPV Asset Facility III entered into a Waiver to Credit Agreement in order to facilitate a drawdown of term loan commitments and convert an outstanding revolving loan into a term loan.
Dividend
On August 5, 2025, the Board declared a third quarter dividend of $0.35 per share for stockholders of record as of September 30, 2025, payable on or before October 15, 2025.

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
As of June 30, 2025, 97.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and SPV Asset Facility IV bear interest at variable interest rates with an interest rate floor of 0.0%. The December 2025 Notes, June 2026 Notes, January 2027 Notes, March 2028 Notes, September 2028 Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes and March 2028 Notes are hedged against interest rate swap instruments. CLO 2020-1, Athena CLO II and Athena CLO IV bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$322,678	$102,285	$220,393
Up 200 basis points	$215,118	$68,190	$146,928
Up 100 basis points	$107,559	$34,095	$73,464
Down 100 basis points	$(107,559)	$(34,095)	$(73,464)
Down 200 basis points	$(215,118)	$(68,190)	$(146,928)
Down 300 basis points	$(321,476)	$(102,285)	$(219,191)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock or the perception that such sales could occur could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities or the availability of securities for future sales will have on the market price of our common stock prevailing from time to time.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our Board has approved a repurchase program (the “Repurchase Program”) under which we may repurchase up to $200 million of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the Repurchase Program will terminate on December 11, 2026.
The Repurchase Program is discretionary and whether purchases will be made under the Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Repurchase Program’s effectiveness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
10.1
Form of Second Amended and Restated Dividend Reinvestment Plan of Blue Owl Technology Finance Corp. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 3, 2025).

21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended June 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: August 6, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: August 6, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer