Form 10-Q
period 2025-09-30
Blue Owl Technology Finance Corp.
filed 2025-11-05
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 5, 2025, the registrant had 468,625,740 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment, trade disputes with other countries, and the risk of recession or a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,932,448 and $5,921,172, respectively)	$11,949,880	$5,892,773
Non-controlled, affiliated investments (amortized cost of $713,080 and $435,706, respectively)	756,010	407,303
Controlled, affiliated investments (amortized cost of $93,994 and $76,243, respectively)	178,156	107,390
Total investments at fair value (amortized cost of $12,739,522 and $6,433,121, respectively)	12,884,046	6,407,466
Cash (restricted cash of $— and $—, respectively)	396,921	252,964
Foreign cash (cost of $225 and $4,040, respectively)	212	4,036
Interest receivable	71,682	45,838
Dividend income receivable	11,939	1,929
Prepaid expenses and other assets	35,988	10,388
Total Assets	$13,400,788	$6,722,621
Liabilities
Debt (net of unamortized debt issuance costs of $82,572 and $37,495, respectively)	$4,966,719	$2,914,509
Management fee payable	47,969	14,687
Distribution payable	186,631	70,998
Incentive fee payable	55,948	11,133
Payables to affiliates	—	1,903
Payable for investments purchased	—	52,796
Accrued expenses and other liabilities	88,297	31,445
Total Liabilities	$5,345,564	$3,097,471
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 466,464,720 and 212,155,118 shares issued and outstanding, respectively	$4,665	$2,122
Additional paid-in-capital	7,687,119	3,352,211
Total accumulated undistributed earnings	363,440	270,817
Total Net Assets	8,055,224	3,625,150
Total Liabilities and Net Assets	$13,400,788	$6,722,621
Net Asset Value Per Share	$17.27	$17.09

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$266,669	$131,461	$675,025	$391,698
Payment-in-kind interest income	23,823	24,994	61,752	84,063
Dividend income	—	599	539	1,627
Payment-in-kind dividend income	16,120	7,371	39,975	20,929
Other income	3,909	939	12,653	5,089
Total investment income from non-controlled, non-affiliated investments	310,521	165,364	789,944	503,406
Investment income from non-controlled, affiliated investments:
Interest income	1,600	275	3,833	275
Payment-in-kind interest income	1,160	475	3,291	475
Dividend income	5,563	1,774	17,582	4,463
Payment-in-kind dividend income	3,292	3,007	9,494	8,701
Other income	22	13	105	19
Total investment income from non-controlled, affiliated investments	11,637	5,544	34,305	13,933
Investment income from controlled, affiliated investments:
Dividend income	432	—	625	—
Total investment income from controlled, affiliated investments	432	—	625	—
Total Investment Income	322,590	170,908	824,874	517,339
Expenses
Interest expense	$85,427	$48,278	$224,440	$145,984
Management fees, net(1)	47,970	14,071	96,386	42,018
Incentive fees	49,737	10,251	87,230	24,341
Professional fees	2,938	1,670	9,147	4,986
Listing advisory fees (net of Adviser reimbursement)	—	—	4,821	—
Directors' fees	259	259	832	775
Other general and administrative	3,261	1,275	7,819	3,961
Total Expenses	189,592	75,804	430,675	222,065
Net Investment Income (Loss) Before Taxes	132,998	95,104	394,199	295,274
Income tax expense (benefit), including excise tax expense (benefit)	2,433	2,846	5,931	8,583
Net Investment Income (Loss) After Taxes	130,565	92,258	388,268	286,691
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$9,445	$57,725	$8,790	$(7,355)
Non-controlled, affiliated investments	52,899	13,135	71,334	5,177
Controlled, affiliated investments	38,330	37,906	53,016	39,932
Translation of assets and liabilities in foreign currencies and other transactions	2,686	922	28,654	793
Income tax (provision) benefit	—	—	(843)	—
Total Net Change in Unrealized Gain (Loss)	103,360	109,688	160,951	38,547
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(2,153)	$(65,983)	$(12,412)	$(88,455)
Non-controlled, affiliated investments	—	(16,865)	—	(16,865)
Foreign currency transactions	3,163	440	(22,253)	(1,391)
Total Net Realized Gain (Loss)	1,010	(82,408)	(34,665)	(106,711)

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Total Net Realized and Change in Unrealized Gain (Loss)	$104,370	$27,280	$126,286	$(68,164)
Net Increase (Decrease) in Net Assets Resulting from Operations	$234,935	$119,538	$514,554	$218,527
Earnings (Loss) Per Share - Basic and Diluted	$0.50	$0.57	$1.32	$1.04
Weighted Average Shares Outstanding - Basic and Diluted	466,720,357	210,331,300	389,912,688	209,162,895
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2029	$75,928	$75,978	$75,928
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	83,883	49,995
							159,861	125,923	1.6%
Airlines
Accommodations Plus Technologies LLC(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	48,844	48,373	48,356
							48,373	48,356	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)	First lien senior secured loan	S+	4.50%		8/2031	50,189	49,747	49,687
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	59,360	58,935	59,063
Anaplan, Inc.(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	124,052	124,052	124,052
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£16,173	20,193	21,665
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.25%		7/2031	34,579	34,435	34,579
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	29,850	29,588	29,784
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	77,420	76,692	75,354
CivicPlus, LLC(4)(9)	First lien senior secured loan	S+	5.50%		8/2030	92,655	92,219	92,424
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	84,527	84,589	84,527
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	26,527	26,278	26,527
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	105,186	104,211	104,135
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	67,754	67,419	67,754
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,959	3,945	3,959
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	586	582	585
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	54,292	54,202	53,855
Infobip Inc.(4)(9)(31)	First lien senior secured loan	S+	5.75%		6/2029	67,536	66,590	66,523
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	27,079	27,033	27,079
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	175,458	175,538	175,458
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	8,161	8,075	8,100
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)(22)	First lien senior secured loan	S+	8.00%		6/2029	62,754	60,341	58,453
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		3/2029	12,958	12,819	12,958
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2027	39,896	39,615	39,896
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		6/2031	9,900	9,904	9,875
Zendesk, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2028	156,835	155,939	156,835

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
							1,382,941	1,383,127	17.2%
Banks
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	42,622	42,534	42,835
							42,534	42,835	0.5%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	2,606	2,580	2,595
							2,580	2,595	—%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2027	75,022	74,723	75,022
							74,723	75,022	0.9%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	125,766	125,649	125,766
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	44,180	44,076	44,180
							169,725	169,946	2.1%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	12,597	12,517	12,597
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	86,364	85,085	85,068
							97,602	97,665	1.2%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2031	42,336	42,179	42,229
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		5/2030	682	665	668
SimpliSafe Holding Corporation(3)(4)(8)	First lien senior secured loan	S+	6.25%		5/2028	23,338	23,344	23,338
							66,188	66,235	0.8%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	4,363	4,288	4,319
Dodge Construction Network LLC(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	6,050	4,967	4,931
							9,255	9,250	0.1%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	65,359	65,334
							65,359	65,334	0.8%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	23,675	23,557	23,556
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	30,068	30,068	30,068
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	189,725	189,119	189,725
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	137,241	136,871	137,241
							379,615	380,590	4.7%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		3/2029	89,722	89,687	89,991
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	152,176	151,906	152,176

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	5.25%		11/2029	156,046	156,117	156,046
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2029	26,393	26,278	26,393
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	126,400	125,772	125,768
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+		7.50%	9/2027	£15,129	19,166	20,368
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€57,780	62,665	67,892
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£43,398	55,355	58,425
Juniper Square, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	8.50%		12/2026	56,584	56,617	56,584
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	144,059	143,585	144,059
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	24,168	24,137	24,168
Smarsh Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	86,977	86,689	86,759
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	2,426	2,408	2,404
							1,000,382	1,011,033	12.6%
Diversified Support Services
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	29,861	29,883	29,861
							29,883	29,861	0.4%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured loan	S+	5.25%		7/2031	197,055	196,036	197,055
							196,036	197,055	2.4%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	9,951	9,919	9,970
Storable Intermediate Holdings, LLC(4)(9)	First lien senior secured loan	S+		6.00%	4/2032	106,297	105,801	106,297
							115,720	116,267	1.4%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(4)(8)	First lien senior secured loan	S+	4.50%		12/2029	187,088	187,022	187,088
							187,022	187,088	2.3%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2032	39,067	38,714	39,067
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2032	122,253	120,714	121,641
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	67,189	66,752	67,189
							226,180	227,897	2.8%
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	18,258	18,167	18,167
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000	73,479	69,938
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	21,110	20,659	20,318
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	79,855	79,079	79,855
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2029	45,350	45,047	45,350
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,937	21,855	21,883
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		6/2030	40,962	40,722	40,962

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030		13,792	13,759	13,792
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030		77,127	74,872	71,342
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031		8,842	8,828	8,842
Valeris, Inc. (fka Phantom Purchaser, Inc.)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031		15,160	15,015	15,084
Vermont Aus Pty Ltd(3)(4)(16)(31)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	12,875	8,037	8,533
								419,519	414,066	5.1%
Health Care Technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029		3,467	3,432	3,458
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028		113,260	112,362	112,127
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		24,764	24,337	24,516
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026		10,193	10,156	10,071
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029		47,548	47,583	47,548
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031		157,569	157,351	157,569
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031		41,868	41,630	41,624
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029		18,765	18,524	18,531
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(8)	First lien senior secured loan	S+	5.75%		10/2028		26,746	26,457	26,211
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.25%	6/2032		93,856	92,929	92,917
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2030		148,677	148,726	148,677
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		135,515	133,791	133,482
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		2,085	2,012	2,054
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030		9,906	9,747	9,710
Inovalon Holdings, Inc.(4)(8)	First lien senior secured loan	S+	2.75%	2.75%	11/2028		192,750	192,491	192,750
Inovalon Holdings, Inc.(4)(8)	Second lien senior secured loan	S+		8.50%	11/2033		76,289	76,289	76,289
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026		163,543	163,152	161,907
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028		118,741	118,051	116,877
Modernizing Medicine, Inc. (dba ModMed)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032		146,451	145,073	145,718
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030		10,836	10,822	10,836
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031		104,855	104,855	104,855
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£48,558	65,531	65,371
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031		94,453	94,318	94,453
Salinger Bidco Inc. (dba Surgical Information Systems)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031		1,523	1,506	1,523

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
							1,801,125	1,799,074	22.3%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	72,962	72,929	72,962
							72,929	72,962	0.9%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2026	83,520	83,317	83,520
							83,317	83,520	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	16,827	16,754	16,827
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.34%		1/2031	93	90	93
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	87,486	87,487	87,486
							104,331	104,406	1.3%
Insurance
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	41,513	41,351	41,305
AmeriLife Holdings LLC(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.81%		8/2029	4,134	4,116	4,113
AmeriLife Holdings LLC(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	816	796	792
Asurion, LLC(3)(8)	First lien senior secured loan	S+	4.25%		8/2028	18,296	18,217	18,349
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2028	10,833	10,731	10,535
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.00%		7/2031	€8,121	8,674	9,542
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.25%		7/2031	£26,545	33,792	35,736
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	292	292	292
Integrated Specialty Coverages, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		7/2030	7,731	7,736	7,731
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	90,560	90,353	90,560
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	15,342	15,194	15,342
Trucordia Insurance Holdings, LLC(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	59,909	60,500
							291,161	294,797	3.7%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,941	73,397	76,306
							73,397	76,306	0.9%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	17,563	17,521	17,519
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€5,300	6,193	6,212
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	69,650	69,364	69,713
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	19,884	19,812	19,876
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	97,308	96,128	95,971
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	179,948	179,645	179,948
							388,663	389,239	4.8%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€15,578	16,761	18,304
Bamboo US BidCo LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.25%		9/2030	32,030	32,008	32,030
Bracket Intermediate Holding Corp.(3)(8)	First lien senior secured loan	S+	4.25%		5/2028	34,217	34,307	34,374
Commander Buyer, Inc. (dba CenExel)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	33,133	32,956	33,050
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	174,014	172,309	174,014
							288,341	291,772	3.6%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		2/2031	128,994	128,663	128,994
							128,663	128,994	1.6%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	28,006	27,705	27,860
							27,705	27,860	0.3%
Pharmaceuticals
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	21,076	20,990	20,971
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	9,195	9,040	9,126
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	938	947
							30,968	31,044	0.4%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,694	4,694	4,694
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2030	88,015	87,701	88,015
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	24,500	24,253	23,460
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	71,022	67,725
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	37,696	37,564	37,696
Proofpoint, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		8/2028	3,143	3,128	3,151
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	7.00%		5/2028	68,679	68,699	68,679
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€11,770	12,730	13,830
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	19,255	19,255	19,272
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	138,709	138,066	138,709
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	52,362	49,482	50,399
							516,594	515,630	6.4%
Real Estate Management & Development
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	34,825	34,668	34,912
							34,668	34,912	0.4%
Systems Software
Acquia Inc.(4)(9)	First lien senior secured loan	S+	6.00%		10/2026	188,298	188,257	185,003
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		7/2030	54,125	54,142	54,125
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2028	7,361	7,363	7,361

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Arctic Wolf Networks, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		2/2030	88,384	87,573	87,942
Arctic Wolf Networks, Inc.(3)(4)(6)	Senior convertible notes	N/A		3.00%	11/2030	130,908	177,679	177,679
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	94,049	93,196	94,049
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	22,859	20,399	19,085
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	44,399	42,186
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,903	18,653
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	156,899	156,928	156,899
Bayshore Intermediate #2, L.P. (dba Boomi)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	3,257	3,231	3,257
Circle Internet Services, Inc.(4)(29)	Subordinated Convertible Security	N/A			N/A	759	759	759
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	3,034	3,033	3,037
Crewline Buyer, Inc. (dba New Relic)(3)(4)(8)	First lien senior secured loan	S+	6.75%		11/2030	213,236	211,061	211,637
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	114,694	114,216	114,694
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	104,910	103,727	104,910
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	29,976	29,823
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2031	67,303	67,015	67,303
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	148,517	148,009	148,517
LogRhythm, Inc.(3)(4)(8)	First lien senior secured loan	S+	7.50%		7/2029	4,750	4,636	4,572
Ping Identity Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	101,829	101,890	101,829
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	40,683	38,195	36,513
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	21,975	21,936	21,975
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€127,115	135,873	149,360
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%	4.00%	3/2029	132,472	132,225	132,472
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	14,503	14,523	14,513
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	5.18%		8/2028	33,455	33,448	33,455
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	5.17%		8/2028	2,262	2,261	2,262
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	115,185	114,173	114,033
							2,130,026	2,137,903	26.5%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	75,114	74,392	74,738
							74,392	74,738	0.9%

Total non-controlled/non-affiliated debt investments							$10,719,778	$10,713,302	133.0%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(4,828)	$(4,121)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$10,714,950	$10,709,181	132.9%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	419,311	23,013	90,236

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	84,250	4,011	18,131
							27,024	108,367	1.3%
Application Software
6Sense Insights, Inc.(3)(4)(29)(30)	Series E-1 Preferred Stock	N/A			N/A	1,580,642	48,102	40,145
Alpha Partners Technology Merger Corp(29)(30)(31)	Common stock	N/A			N/A	30,000	1,000	339
Alpha Partners Technology Merger Corp(29)(30)(31)	Warrants	N/A			N/A	666,666	—	113
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	284,408	13,176	17,010
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	191,530	1,174	213
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)(30)	Preferred Stock	N/A		10.50%	N/A	15,000	23,480	22,547
EShares, Inc. (dba Carta)(4)(29)(30)	Series E Preferred Stock	N/A			N/A	186,904	2,008	4,547
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$2,285	2,285	2,862
Nylas, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	2,088,467	15,009	1,879
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$13,333	16,381	17,509
Saturn Ultimate, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	5,580,593	25,008	30,241
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	216,891	2,635	2,356
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,644,254	17,739	18,455
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	19,731	20,215	20,202
							188,212	178,418	2.2%
Capital Markets
Acorns Grow Incorporated(3)(4)(6)(30)(31)	Series F Preferred Stock	N/A		5.00%	N/A	572,135	11,670	11,588
							11,670	11,588	0.1%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	3,333,333	2,841	361
Dodge Construction Network Holdings, L.P.(3)(4)(9)(30)	Series A Preferred Units	S+		8.25%	N/A	—	69	42
							2,910	403	—%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(29)(30)(31)	LP Interest	N/A			N/A	$15,000	15,308	18,275
							15,308	18,275	0.2%
Diversified Financial Services
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	783	2,576
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	1,358,335	9,997	9,997
Brex, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	143,943	5,012	3,678
Juniper Square, Inc.(4)(29)(30)	Warrants	N/A			N/A	40,984	2,128	1,471
							17,920	17,722	0.2%
Health Care Technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$2,540	1,901	3,340
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	144,936	146,243
ModMed Software Midco Holdings, Inc. (dba ModMed)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	32,375	31,566	31,809

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,665	1,720
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	2,500,000	1,848	3,288
							181,916	186,400	2.3%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	317	3,521	4,401
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	8,838	10,987	10,178
							14,508	14,579	0.2%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		11.00%	N/A	25,000	31,779	35,434
							31,779	35,434	0.4%
Insurance
Accelerate Topco Holdings, LLC(4)(29)(30)	Common Units	N/A			N/A	12,822	612	612
							612	612	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(4)(29)(30)	Senior Preferred Class D Units	N/A			N/A	4,126,175	50,025	38,371
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)(29)(30)(31)	Series E Preferred Stock	N/A			N/A	19,499	42,496	39,383
							92,521	77,754	1.0%
IT Services
JumpCloud, Inc.(4)(29)(30)	Series B Preferred Stock	N/A			N/A	756,590	4,531	782
JumpCloud, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	6,679,245	40,017	28,343
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	7,506,912	7,507	7,507
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	5,004,539	5,005	5,005
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	44,100	57,310	57,271
Replicated, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	1,277,832	20,008	6,317
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	57,231	87,852	87,781
							222,230	193,006	2.4%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(4)(29)(30)(31)	LP Interest	N/A			N/A	1,807	1,807	1,807
							1,807	1,807	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	24,000	174	444
							174	444	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	84,830	21,906	21,898
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	28,000	40,515	36,848
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	7,857,410	7,857	9,348

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	156,041	4,447	5,764
Vestwell Holdings, Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	304,350	6,022	6,452

							80,747	80,310	1.0%
Road & Rail
Bolt Technology OÜ(4)(29)(30)(31)	Preferred Stock	N/A			N/A	43,478	11,318	12,482
							11,318	12,482	0.2%
Systems Software
Algolia, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	970,281	10,000	17,523
Algolia, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	136,776	4,000	3,027
Arctic Wolf Networks, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	3,032,840	25,036	28,149
Axonius, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	1,733,274	8,149	10,000
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	12,692,160	12,692	21,299
Chrome Investors LP(3)(4)(6)(22)(30)(31)	LP Interest	N/A			N/A	$16,407	16,417	16,407
Circle Internet Services, Inc.(4)(29)(30)	Warrants	N/A			N/A	358,412	6	567
Circle Internet Services, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	2,934,961	15,000	14,175
Circle Internet Services, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	821,806	6,917	4,978
Circle Internet Services, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	75,876	1,500	788
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	14,627	21,934	30,201
Excalibur CombineCo, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	3,340,668	99,452	66,350
Halo Parent Newco, LLC(3)(4)(6)(30)	Class H PIK Preferred Equity	N/A		11.00%	N/A	45,000	51,110	44,783
HARNESS INC.(4)(29)(30)(31)(32)	Series D Preferred Stock	N/A			N/A	1,022,648	9,169	8,314
Illumio, Inc.(4)(29)(30)	Common stock	N/A			N/A	358,365	2,432	1,649
Illumio, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	2,483,618	16,684	15,802
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	$10,739	14,719	19,079
							315,217	303,091	3.8%
Thrifts & Mortgage Finance
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	299,216	1,625	7
							1,625	7	—%
Total non-controlled/non-affiliated portfolio company equity investments							$1,217,498	$1,240,699	15.4%
Total non-controlled/non-affiliated portfolio company investments							$11,932,448	$11,949,880	148.3%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Diversifed Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	15,520	15,511	15,520
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	21,236	21,243	21,236
							36,754	36,756	0.5%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Insurance
Coherent Group Inc.(3)(4)(6)(24)(31)	Convertible notes	N/A	5.30%		3/2026	3,029	3,030	3,029
							3,030	3,029	—%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.75%	3/2027	17,700	13,531	2,070
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A		10.00%	2/2026	2,037	2,005	2,020
Walker Edison Furniture Company LLC(3)(4)(9)(24)(28)	First lien senior secured revolving loan	S+	6.25%		3/2027	4,495	4,496	236
							20,032	4,326	0.1%
IT Services
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,752	30,752	30,444
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+		7.50%	8/2029	34,303	34,303	33,960
							65,055	64,404	0.8%
Total non-controlled/affiliated debt investments							$124,871	$108,515	1.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							—	(177)	—%
Total non-controlled/affiliated portfolio company debt investments							$124,871	$108,338	1.3%

Equity Investments
Asset based lending and fund finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(34)	Specialty finance equity investment	N/A			N/A	$4,913	4,913	4,913
							4,913	4,913	0.1%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	7,365,950	9,178	11,033
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	8,168,669	10,722	12,474
							19,900	23,507	0.3%
Insurance
Coherent Group Inc.(4)(24)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	455,940	12,210	13,506
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	16	164,869	174,132
							177,079	187,638	2.3%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(24)(30)	Preferred equity	N/A		9.00%	N/A	2,755,121	145,390	146,662
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	98,319	9,500	—
							154,890	146,662	1.8%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	10,119,090	26,850	16,694
							26,850	16,694	0.2%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	$6,748	7,043	6,422

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	$99,065	98,117	106,340
							105,160	112,762	1.4%
Systems Software
Help HP SCF Investor, LP(3)(4)(24)(29)(30)	LP Interest	N/A			N/A	$59,333	59,385	60,323
Securiti, Inc.(3)(4)(24)(29)(30)	Series C Preferred Shares	N/A			N/A	5,051,142	40,032	95,173
							99,417	155,496	1.9%
Total non-controlled/affiliated portfolio company equity investments							$588,209	$647,672	8.0%
Total non-controlled/affiliated portfolio company investments							$713,080	$756,010	9.4%

Controlled/affiliated portfolio company investments(24)
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(4)(24)(29)(30)(31)	LLC Interest	N/A			N/A	122,996	75,294	159,664
							75,294	159,664	2.0%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	$10,566	18,700	18,492
							18,700	18,492	0.2%
Total controlled/affiliated portfolio company equity investments							$93,994	$178,156	2.2%
Total controlled/affiliated portfolio company investments							$93,994	$178,156	2.2%
Total Investments							$12,739,522	$12,884,046	159.9%

	Interest Rate Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.5645%	3/4/2029	700,000	15,840	—	7,189	April 2029 Notes	Note 5
Interest rate swap(b)	6.10%	S + 1.7670%	2/15/2028	650,000	12,794	—	12,794	March 2028 Notes	Note 5
Total				$1,350,000	$28,634		$19,983

(a) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(b) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with SMBC Capital Markets, Inc.

	Forward Contracts as of September 30, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$197,770		£147,230	Goldman Sachs Bank USA	1/20/2026	$(177)
Foreign currency forward contract	$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	(13)
Foreign currency forward contract	$334,694		€282,462	Goldman Sachs Bank USA	7/17/2026	(1,522)
Foreign currency forward contract	$8,405	A$	12,910	Goldman Sachs Bank USA	1/20/2026	(141)
Total						$(1,853)

(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments.
(5)Investment measured at net asset value (“NAV”).
(6)Contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement..
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(11)Reserved.
(12)Reserved.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2025 was 1.93%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(15)Reserved.
(16)The interest rate on these loans is subject to 1 month BBSY, which as of September 30, 2025 was 3.49%.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of September 30, 2025 was 3.97%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 8 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	10,038	(50)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	11,872	(59)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(60)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	4,134	381	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	5,250	(13)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	245	1,863	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,478	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	5,409	29,539	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	3,162	3,694	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	18,872	7,303	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	5,831	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	10,933	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	11/2025	—	7,254	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,007	1,231	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	21,473	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	18,393	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	6,316	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,643	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2031	12,967	17,010	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	25,806	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	5,919	(15)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,769	10,866	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	7,636	1,909	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	251	1,302	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(26)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	713	1,203	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	12,896	(64)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	12,896	(64)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	2,085	16,162	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	514	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	6,427	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	7,619	(114)
Juniper Square, Inc.	First lien senior secured delayed draw term loan	6/2026	3,545	7,705	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	44,628	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,499	3,385	—
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	3,520	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	20,908	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,733	7,895	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	27,955	6,723	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	65,095	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	10,239	(666)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	2,005	11,771	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	3,287	16,207	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	7,016	50,693	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	1,128	2,676	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	16,329	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	10,765	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	934	2,242	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(112)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	450	1,151	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	11,189	24,591	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(75)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	28,149	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(63)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	816	4,081	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	175	641	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	93	860	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	6,131	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	5,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	3,257	9,875	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	10,193	2,039	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	(9)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	14,171	7,873	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	5,102	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	1,584	5,204	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	(22)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	8,824	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	6,185	(15)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	(15)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,852	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(160)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	20,378	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	11,850	(59)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	8,636	(130)
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	3,157	(16)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	6,150	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(109)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	6,318	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(3)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	9,693	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	(3)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	41	155	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	1,913	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	2,211	(44)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	1,600	3,199	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	25,000	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	14,509	(145)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	9,906	3,128	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	3,611	5,416	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
Juniper Square, Inc.	First lien senior secured revolving loan	12/2026	—	2,250	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	11,498	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	1,486	8,517	—
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(18)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(6)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	(68)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	(4)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	9,300	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	12,346	(62)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	12/2032	—	2,694	(13)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	905	1,358	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	10,745	(806)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	10,286	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	682	4,773	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	11,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	1,523	7,617	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	7,119	(730)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	5,571	(2)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	11,696	(146)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	2,426	6,238	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	1,682	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(140)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(15)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	2,500	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	132,426	—
Total non-controlled/non-affiliated - debt commitments			$232,152	$1,617,838	$(4,121)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
Total non-controlled/non-affiliated - equity commitments			$16,407	$4,102	$—

Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$(126)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	1,000	440	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	(51)
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Total non-controlled/affiliated - debt commitments			$5,495	$18,149	$(177)

Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$7,366	$11,369	$—
LSI Financing LLC	Specialty finance equity investment	N/A	99,065	31,120	—
Total non-controlled/affiliated - equity commitments			$106,431	$42,489	$—
Total Portfolio Company Commitments			$360,485	$1,682,578	$(4,298)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended September 30, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at September 30, 2025	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$20,736	$(24)	$1,865	$—	$3,976	$26,553	$939	$—	$19
AAM Series 2.1 Aviation Feeder, LLC(c)	—	28,796	(791)	1,745	—	3,960	33,710	1,126	—	—
Blue Owl Cross-Strategy Opportunities LLC	—	4,913	—	—	—	—	4,913	—	14	—
Coherent Group Inc.	—	15,242	(2)	1,295	—	—	16,535	84	—	—
Fifth Season Investments LLC	62,517	108,209	—	3,406	—	—	174,132	—	12,561	—
Help HP SCF Investor, LP	60,350	—	—	(27)	—	—	60,323	—	—	—
LSI Financing 1 DAC	3,093	4,928	(1,002)	(597)	—	—	6,422	—	555	—
LSI Financing LLC	61,677	92,350	(56,098)	8,411	—	—	106,340	—	4,452	—
Pluralsight, LLC	88,660	3,321	(77)	(10,983)	—	—	80,921	4,982	—	86
Securiti, Inc.	—	20,016	—	55,141	—	20,016	95,173	—	—	—
Signifyd Inc.	126,065	6,200	—	14,397	—	—	146,662	—	9,494	—
Walker Edison Furniture Company LLC	4,941	4,266	(1,562)	(3,319)	—	—	4,326	(7)	—	—
Total Non-Controlled Affiliates	$407,303	$308,977	$(59,556)	$71,334	$—	$27,952	$756,010	$7,124	$27,076	$105

Controlled Affiliates
Blue Owl Credit SLF LLC (d)	$947	$17,750	$—	$(205)	$—	$—	$18,492	$—	$625	$—
Revolut Ribbit Holdings, LLC	106,443	—	—	53,221	—	—	159,664	—	—	—
Total Controlled Affiliates	$107,390	$17,750	$—	$53,016	$—	$—	$178,156	$—	$625	$—
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
(d)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”

(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See Note 5 “Debt”.
(26)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See Note 5 “Debt”.
(27)As of September 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $291.8 million based on a tax cost basis of $12.6 billion. As of September 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $78.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $370.3 million.
(28)Loan was on non-accrual status as of September 30, 2025.
(29)Non-income producing investment.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $2.1 billion or 25.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 01, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Blend Labs, Inc.	Warrants	July 02, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities LLC	Limited Partner Interest	September 19, 2025
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Class A Units	August 15, 2025
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019
Excalibur CombineCo, L.P.	Class A Units	July 02, 2024
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	October 15, 2021
HARNESS INC.	Series D Preferred Stock	June 11, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common stock	August 27, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 08, 2022
JumpCloud, Inc.	Series F Preferred Stock	September 03, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
Juniper Square, Inc.	Warrants	March 24, 2025
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 09, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	November 25, 2024
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 05, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nylas, Inc.	Series C Preferred Stock	June 03, 2021
Orange Blossom Parent, Inc.	Common Units	March 24, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Signifyd Inc.	Preferred equity	April 08, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 23, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 23, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 02, 2024
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 01, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 09, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
* Refer to Note 4 “Investments – Blue Owl Credit SLF LLC” for further information.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 14.7% of total assets as calculated in accordance with the regulatory requirements.
(32)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(33)Reserved.
(34)BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate.
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$130,565	$92,258	$388,268	$286,691
Net change in unrealized gain (loss)	103,360	109,688	160,951	38,547
Net realized gain (loss)	1,010	(82,408)	(34,665)	(106,711)
Net Increase (Decrease) in Net Assets Resulting from Operations	234,935	119,538	514,554	218,527
Distributions
Distributions declared from earnings	(186,632)	(76,545)	(421,931)	(236,029)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(186,632)	(76,545)	(421,931)	(236,029)
Capital Share Transactions
Issuance of common shares in connection with the Mergers(1)	—	—	4,278,003	—
Repurchase of common shares	(8,880)	—	(8,880)	—
Reinvestment of distributions	30,383	22,161	68,328	63,019
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	21,503	22,161	4,337,451	63,019
Total Increase (Decrease) in Net Assets	69,806	65,154	4,430,074	45,517
Net Assets, at beginning of period	7,985,418	3,510,357	3,625,150	3,529,994
Net Assets, at end of period	$8,055,224	$3,575,511	$8,055,224	$3,575,511
(1)Refer to Note 13. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$514,554	$218,527
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,913,874)	(1,430,018)
Proceeds from investments and investment repayments, net	1,332,126	1,235,677
Net amortization/accretion of premium/discount on investments	(40,711)	(31,814)
Net change in unrealized (gain) loss on investments	(133,140)	(37,754)
Net change in unrealized (gain) loss on interest rate swaps attributed to unsecured notes	20,903	—
Net change in unrealized (gain) loss on forward contracts	1,852	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(30,506)	(793)
Net realized (gain) loss on investments	12,412	105,320
Net realized (gain) loss on foreign currency transactions relating to investments	(7,382)	14,377
Net realized (gain) loss on foreign currency transactions relating to debt	29,635	—
Paid-in-kind interest	(85,445)	(82,120)
Paid-in-kind dividends	(34,455)	(18,803)
Amortization of debt issuance costs	16,464	6,528
Cash acquired in the Mergers	647,248	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	48,634	(8,818)
(Increase) decrease in dividend income receivable	(10,010)	540
(Increase) decrease in paid-in-kind interest receivable	—	(5,384)
(Increase) decrease in prepaid expenses and other assets	22,676	(36,841)
Increase (decrease) in management fee payable	21,494	(182)
Increase (decrease) in incentive fee payable	34,132	(7,664)
Increase (decrease) in payables to affiliates	(1,903)	127
Increase (decrease) in payable for investments purchased	(52,796)	(24,163)
Increase (decrease) in accrued expenses and other liabilities	(101,165)	5,666
Net cash provided by (used in) operating activities	290,743	(97,592)
Cash Flows from Financing Activities
Borrowings on debt	1,620,000	156,829
Payments on debt	(1,509,301)	(167,700)
Debt issuance costs	(14,459)	(731)
Repurchases of common stock	(8,880)	—
Distributions paid	(237,970)	(173,348)
Net cash provided by (used in) financing activities	(150,610)	(184,950)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $— and $—, respectively)	140,133	(282,542)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $— and $—, respectively)	257,000	469,017
Cash and restricted cash, including foreign cash, end of period (restricted cash of $— and $—, respectively)	$397,133	$186,475

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental and Non-Cash Information
Interest paid during the period	$192,783	$131,689
Distributions declared during the period	$421,931	$236,029
Reinvestment of distributions during the period	$68,328	$63,019
Distributions Payable	$186,631	$76,545
Issuance of shares in connection with the Mergers(1)	$4,278,003	$—
Taxes, including excise tax, paid during the period	$11,550	$10,155
(1)Refer to Note 13. Merger with Blue Owl Technology Finance Corp. II (“OTF II”) for additional information on the Mergers.
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”). For further description of the Company’s investment in Credit SLF, see Note 4 “Investments”.
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
Interest Rate Swaps
The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the net carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see Note 5 to the Company's Consolidated Financial Statements for additional details.
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
PIK interest and PIK dividend income consisted of the following for the periods:

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	$24,983	$25,469	$65,043	$84,538
PIK Interest Income as a % of Investment Income	7.8%	14.9%	7.9%	16.3%
PIK Dividend Income	$19,412	$10,378	$49,469	$29,630
PIK Dividend Income as a % of Investment Income	6.0%	6.1%	6.0%	5.7%
Total PIK Income	$44,395	$35,847	$114,512	$114,168
Total PIK Income as a % of Investment Income	13.8%	21.0%	13.9%	22.1%
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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
For the three months ended September 30, 2025 and 2024, the Company incurred expenses of approximately $1.9 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
For the nine months ended September 30, 2025 and 2024, the Company incurred expenses of approximately $5.7 million and $2.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2025 and 2024, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $— million and $1.2 million, respectively.

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
For the three months ended September 30, 2025 and 2024, management fees were $48.0 million, net of $105.5 thousand in management fee waivers, and $14.1 million, respectively.
For the nine months ended September 30, 2025 and 2024, management fees were $96.4 million, net of $227.7 thousand in management fee waivers and $42.0 million, respectively.
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
For the three months ended September 30, 2025 and 2024, performance-based incentive fees based on net investment income were $31.5 million and $10.3 million, respectively.
For the nine months ended September 30, 2025 and 2024, performance-based incentive fees based on net investment income were $64.1 million and $31.1 million, respectively.
The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to the Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to the Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
For the three and nine months ended September 30, 2025, the Company incurred performance-based incentive fees based on capital gains of $18.2 million and $23.1 million, respectively. The Company did not record performance-based incentive fees based on capital gains for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $6.8 million.
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
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo (“Amergin”), Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), and LSI Financing LLC (“LSI Financing LLC”), and in a controlled, affiliated company, Blue Owl Credit SLF LLC (“Credit SLF”). For further description of Credit SLF, see “Note 4. Investments.”
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, its commitment to Amergin AssetCo is $63.7 million, of which $27.0 million is equity and $36.7 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, the Company’s investment at fair value in BOCSO was $4.9 million and the Company’s total commitment was $4.9 million. The Company does not consolidate its equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2025, its investment in Fifth Season was $174.1 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of September 30, 2025, the Company’s investment in LSI Financing DAC was $6.4 million at fair value and its total commitment was $6.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the fair value of the Company’s investment in LSI Financing LLC was $106.3 million and its total commitment was $130.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,874,507	$9,885,010	$4,457,465	$4,451,797
Second-lien senior secured debt investments	469,499	426,867	292,835	258,538
Unsecured debt investments	459,061	468,887	337,386	336,635
Specialty finance debt investments	36,754	36,755	5,024	5,041
Preferred equity investments	1,097,718	1,096,622	764,816	686,859
Common equity investments	487,660	633,523	450,093	536,136
Specialty finance equity investments	295,624	317,890	124,553	131,513
Joint ventures	18,699	18,492	949	947
Total Investments	$12,739,522	$12,884,046	$6,433,121	$6,407,466
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
Aerospace & Defense	2.0%	2.6%
Airlines	0.4	—
Application Software	12.2	13.6
Asset based lending and fund finance(1)(6)	—	—
Banks	0.3	1.2
Beverages(1)	—	—
Building Products	0.6	0.9
Buildings & Real Estate	1.3	1.1
Capital Markets	0.8	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.1	3.9
Diversified Financial Services(2)	9.7	6.7
Diversified Support Services	0.2	—
Entertainment	1.5	1.9
Equity Real Estate Investment Trusts (REITs)	0.9	0.1
Food & Staples Retailing	1.5	0.4
Health Care Equipment & Supplies	1.8	—
Health Care Technology	15.4	16.0
Health Care Providers & Services	3.3	1.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.6	1.3
Industrial Conglomerates	0.8	1.4
Insurance(3)	3.8	2.0
Internet & Direct Marketing Retail	2.4	4.4
IT Services	5.1	5.5
Joint Ventures(4)	0.1	—
Life Sciences Tools & Services	2.3	1.4
Media	1.0	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(5)	1.1	1.0
Professional Services	4.6	5.8

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Real Estate Management & Development	0.3	0.6
Road & Rail	0.1	0.2
Systems Software	20.1	23.2
Thrifts & Mortgage Finance(1)	—	—
Wireless Telecommunication Services	0.6	—
Total	100.0%	100.0%
(1)As of September 30, 2025 and December 31, 2024 the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF.
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
United States:
Midwest	16.3%	20.9%
Northeast	22.7	15.9
South	24.6	19.8
West	26.3	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland(1)	—	1.0
Israel	—	2.3
Netherlands(1)	—	—
Norway	0.6	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	6.0	5.2
Total	100.0%	100.0%
(1)As of September 30, 2025 or December 31, 2024, the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company's capital commitment in Credit SLF capital remained at $2.5 million and economic ownership

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million of which $16.2 million was unfunded; the previously unfunded $16.2 million has since been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $34.9 million of which $16.2 million was unfunded.

As of September 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$427,085	74.0%
Blue Owl Capital Corporation II	244	0.0%
Blue Owl Credit Income Corp.	87,169	8.5%
Blue Owl Technology Finance Corp.	34,937	3.4%
Blue Owl Technology Income Corp.	16,161	1.6%
State Teachers Retirement System of Ohio	80,799	12.5%
Total	$646,395	100.0%
(1) Economic Ownership Interest based on funded capital to date.

The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$153,889	$17,354
Investments at fair value	$2,149,879	$1,164,473
Total Assets	$2,322,279	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,567,440	$750,610
Total Liabilities	$1,781,658	$847,556
Total Credit SLF Members’ Equity	$540,621	$348,811

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024(1)	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$38,037	$556	$93,154	$556
Net operating expenses	22,351	602	54,491	672
Net investment income (loss)	$15,686	$(46)	$38,663	$(116)
Total net realized and unrealized gain (loss)	(2,345)	104	(9,129)	104
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$13,341	$58	$29,534	$(12)
(1) Credit SLF commenced operations on May 6, 2024.
The Company’s proportional share of Credit SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Dividend Income	$432	$625

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 258% and 220%, respectively.
The tables below present debt obligations as of the following periods:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$100,009	$2,574,991	$25,234	$74,775
SPV Asset Facility I	700,000	650,000	43,589	8,643	641,357
SPV Asset Facility II	400,000	325,000	75,000	4,027	320,973
SPV Asset Facility III	925,000	462,500	146,236	9,100	453,400
SPV Asset Facility IV	300,000	—	299,259	2,898	(2,898)
CLO 2020-1	204,000	204,000	—	3,745	200,255
Athena CLO II	288,000	288,000	—	2,110	285,890
Athena CLO IV	240,000	240,000	—	2,396	237,604
December 2025 Notes	650,000	650,000	—	(310)	650,310
June 2026 Notes	375,000	375,000	—	1,098	373,902
January 2027 Notes	300,000	300,000	—	2,005	297,995
March 2028 Notes(3)	650,000	650,000	—	8,681	654,730
September 2028 Notes	75,000	75,000	—	541	74,459
April 2029 Notes(3)	700,000	700,000	—	12,404	703,967
Total Debt	$8,482,000	$5,019,509	$3,139,075	$82,572	$4,966,719
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$79,922	$46,170	$207,056	$139,456
Amortization of debt issuance costs, net	5,406	2,108	16,464	6,528
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	99	—	920	—
Total Interest Expense	$85,427	$48,278	$224,440	$145,984
Average interest rate	6.4%	6.2%	6.1%	6.2%
Average daily borrowings	$4,998,522	$2,931,667	$4,520,054	$2,956,886
(1)Refer to the March 2028 Notes and April 2029 Notes for details on the facilities’ interest rate swaps.

Credit Facilities
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the "Revolving Credit Facility Third Amendment Date), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through August 29, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.68 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.58 billion (increased from $2.48 billion to $2.58 billion on August 29, 2025). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility III
On July 15, 2022 (the “SPV Asset Facility III Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts and to permit a conversion of a revolving loan into a term loan. The following describes the terms of SPV Asset Facility III as amended through July 21, 2025.
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
Unsecured Notes
Tripartite Agreement
On August 11, 2025, the Company entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated June 12, 2020 between the Company and the Retiring Trustee (the “Base Indenture”), the second supplemental indenture, dated September 23, 2020 (the “Second Supplemental Indenture”) between the Company and the Retiring Trustee, the third supplemental indenture, dated December 17, 2020 (the “Third Supplemental Indenture”) between the Company and the Retiring Trustee, the Fourth Supplemental Indenture, dated June 14, 2021 (the “Fourth Supplemental Indenture”) between the Company and the Retiring Trustee, and the Fifth Supplemental Indenture, dated January 21, 2025 (the “Fifth Supplemental Indenture” and together with the Base Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, and the Fourth Supplemental Indenture, the “Indenture”) between the Company and the Retiring Trustee.
The Tripartite Agreement provides that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment as successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment became effective on August 25, 2025.
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
The December 2025 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “December 2025 Indenture”). The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The December 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The June 2026 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “June 2026 Indenture”). The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company's future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The June 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended 1940, whether or not it is subject to those requirements,

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
and (ii) provide financial information to the holders of the June 2026 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
January 2027 Notes
On June 14, 2021, the Company issued $300 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “January 2027 Indenture”). The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture. The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The January 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The March 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together , the “March 2028 Indenture”). The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.100% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2028 Notes will be the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the Notes. The Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The March 2028 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
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
In connection with the issuance of the March 2028 Notes, on January 21, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. The Company will receive fixed rate interest at 6.100% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three and nine months ended September 30, 2025, the Company made periodic payments of $10.0 million and $26.1 million, respectively. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $12.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
April 2029 Notes
On April 4, 2024, OTF II issued $700.0 million aggregate principal amount of its 6.750% notes due 2029 (the “April 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The April 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 24, 2025, the Company entered into the OTF II Second Supplemental Indenture by and between the Successor Trustee, effective as of the closing of the Mergers. Pursuant to the Second Supplemental Indenture, the Company expressly assumed the obligations of OTF II for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2029 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the April 2029 Indenture (as defined below).
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
The April 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the April 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the April 2029 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the OTF II Indenture.
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
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the nine months ended September 30, 2025, the Company made periodic payments of $1.6 million. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $15.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$397,133	$—	$—	$397,133
Investments:
First-lien senior secured debt investments	$—	$353,929	$9,531,081	$9,885,010
Second-lien senior secured debt investments	—	110,229	316,638	426,867
Unsecured debt investments	—	—	468,887	468,887
Specialty finance debt investments	—	—	36,755	36,755
Preferred equity investments	—	—	1,096,622	1,096,622
Common equity investments	452	37,353	595,718	633,523
Specialty finance equity investments	—	—	206,637	206,637
Subtotal	$452	$501,511	$12,252,338	$12,754,301
Investments measured at Net Asset Value(1)	—	—	—	129,745
Total Investments at fair value	$452	$501,511	$12,252,338	$12,884,046
Derivatives:
Foreign currency forward contracts	$—	$(1,853)	$—	$(1,853)
Interest rate swaps	$—	$28,634	$—	$28,634
(1)Includes equity investments in Credit SLF, LSI Financing LLC and BOCSO, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$257,000	$—	$—	$257,000
Investments:
First-lien senior secured debt investments	$—	$110,529	$4,341,268	$4,451,797
Second-lien senior secured debt investments	—	92,379	166,159	258,538
Unsecured debt investments	—	—	336,635	336,635
Specialty finance debt investments	—	—	5,041	5,041
Preferred equity investments	—	—	686,858	686,858
Common equity investments	49,334	18,078	468,725	536,137
Specialty finance equity investments	—	—	69,836	69,836
Subtotal	$49,334	$220,986	$6,074,522	$6,344,842
Investments measured at Net Asset Value(1)	—	—	—	62,624
Total Investments at fair value	$49,334	$220,986	$6,074,522	$6,407,466
(1)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$9,517,301	$310,288	$451,319	$31,470	$1,015,943	$556,563	$193,445	$12,076,329
Purchases of investments, net	557,656	—	4,694	4,859	13,060	9,997	9,500	599,766
Payment-in-kind	18,949	4,054	8,033	428	12,150	—	—	43,614
Proceeds from investments, net	(571,306)	—	—	—	(8,568)	(4,695)	—	(584,569)
Net change in unrealized gain (loss)	(4,125)	1,817	(1,293)	1	63,880	36,159	3,692	100,131
Net realized gains (losses)	3,801	—	—	—	149	(2,306)	—	1,644
Net amortization/accretion of premium/discount on investments	8,193	479	5,375	(3)	767	—	—	14,811
Transfers between investment types	—	—	759	—	(759)	—	—	—
Transfers into (out of) Level 3(1)	612	—	—	—	—	—	—	612
Fair value, end of period	$9,531,081	$316,638	$468,887	$36,755	$1,096,622	$595,718	$206,637	$12,252,338
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$4,152,727	$169,510	$322,371	$3,812	$809,724	$299,356	$89,240	$5,846,740
Purchases of investments, net	446,907	—	—	749	17,258	3,784	9,069	477,767
Payment-in-kind	12,932	3,584	6,215	20	10,305	—	—	33,056
Proceeds from investments, net	(210,923)	(17,647)	—	—	(25,159)	(60,514)	(732)	(314,975)
Net change in unrealized gain (loss)	85,000	(1,046)	8,316	—	12,024	10,238	2,340	116,872
Net realized gains (losses)	(91,275)	—	—	—	(16,293)	23,746	—	(83,822)
Net amortization/accretion of premium/discount on investments	5,515	236	3,491	—	379	—	—	9,621
Transfers between investment types	(26,850)	—	(759)	—	(132,236)	159,845	—	—
Transfers into (out of) Level 3(1)	—	13,362	—	—	—	—	—	13,362
Fair value, end of period	$4,374,033	$167,999	$339,634	$4,581	$676,002	$436,455	$99,917	$6,098,621
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$4,341,267	$166,159	$336,633	$5,041	$686,857	$468,723	$69,836	$6,074,516
Purchases of investments, net	1,617,353	61,325	4,694	10,461	44,623	21,320	25,214	1,784,990
Payment-in-kind	39,124	13,119	21,748	600	45,308	—	—	119,899
Proceeds from investments, net	(1,043,413)	(41,117)	(33,358)	—	(20,147)	(5,527)	13,310	(1,130,252)
Net change in unrealized gain (loss)	18,213	10,317	10,580	(16)	76,867	51,074	6,895	173,930
Net realized gains (losses)	7,329	(12,198)	85	—	264	(2,306)	—	(6,826)
Net amortization/accretion of premium/discount on investments	19,023	2,043	15,889	(2)	1,976	—	—	38,929
Transfers between investment types	—	—	759	—	(759)	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	(3,092)	—	(3,092)
Transfers in from the Mergers	4,532,185	116,990	111,857	20,671	261,633	65,526	91,382	5,200,244
Fair value, end of period	$9,531,081	$316,638	$468,887	$36,755	$1,096,622	$595,718	$206,637	$12,252,338
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$3,970,342	$235,292	$407,407	$4,805	$848,786	$263,525	$60,053	$5,790,210
Purchases of investments, net	1,222,878	—	51,465	801	23,149	6,023	35,916	1,340,232
Payment-in-kind	40,420	8,160	23,174	60	29,108	—	—	100,922
Proceeds from investments, net	(772,792)	(86,195)	(154,087)	(1,085)	(25,159)	(60,514)	(3,298)	(1,103,130)
Net change in unrealized gain (loss)	13,099	(6,206)	14,542	—	(31,152)	23,019	7,246	20,548
Net realized gains (losses)	(91,296)	(806)	(13,222)	—	(16,293)	23,746	—	(97,871)
Net amortization of discount on investments	18,232	954	11,114	—	610	—	—	30,910
Transfers between investment types	(26,850)	—	(759)	—	(153,047)	180,656	—	—
Transfers into (out of) Level 3(1)	—	16,800	—	—	—	—	—	16,800
Fair value, end of period	$4,374,033	$167,999	$339,634	$4,581	$676,002	$436,455	$99,917	$6,098,621
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on Investments Held at September 30, 2024
First-lien senior secured debt investments	$2,150	$250
Second-lien senior secured debt investments	1,817	(869)
Unsecured debt investments	(1,293)	8,316
Specialty finance debt investments	1	—
Preferred equity investments	63,880	3,909
Common equity investments	32,916	18,037
Specialty finance equity investments	3,692	732
Total Investments	$103,163	$30,375

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on Investments Held at September 30, 2024
First-lien senior secured debt investments	$21,436	$6,617
Second-lien senior secured debt investments	1,371	(6,259)
Unsecured debt investments	10,037	14,542
Specialty finance debt investments	(16)	—
Preferred equity investments	76,867	(37,539)
Common equity investments	47,998	27,534
Specialty finance equity investments	6,895	5,638
Total Investments	$164,588	$10,533

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

September 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$500,287	Recent Transaction	Transaction Price	98.5% - 103.3% (99.3%)	Increase
	9,028,489	Yield Analysis	Market Yield	6.1% - 20.5% (9.5%)	Decrease
	2,305	Collateral Analysis	Recovery Rate	—% - 100.0% (90.3%)	Increase
Second-lien senior secured debt investments	$316,638	Yield Analysis	Market Yield	8.5% - 27.5% (15.0%)	Decrease
Unsecured debt investments	$460,405	Yield Analysis	Market Yield	8.4% - 14.8% (11.8%)	Decrease
	4,694	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	3,788	Market Approach	Revenue Multiple	4.5x - 5.3x (5.1x)	Increase
Specialty finance debt investments	$36,755	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
Preferred equity investments	$121,362	Recent Transaction	Transaction Price	73.6% - 237.9% (207.4%)	Increase
	493,139	Yield Analysis	Market Yield	11.7% - 37.9% (15.0%)	Decrease
	482,121	Market Approach	Revenue Multiple	2.0x - 16.0x (7.2x)	Increase
Common equity investments	$125,936	Recent Transaction	Transaction Price	100.0% - 452.1% (363.6%)	Increase
	66,349	Yield Analysis	Market Yield	22.5% - 22.5% (22.5%)	Decrease
	130,287	Market Approach	EBITDA Multiple	8.5x - 26.5x (12.0x)	Increase
	213	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
	272,483	Market Approach	Revenue Multiple	4.5x - 16.5x (13.8x)	Increase
	450	Option Pricing Model	Volatility	60.0% - 70.0% (69.9%)	Increase
Specialty finance equity investments	$174,132	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	23,507	Market Approach	N/A(1)	N/A	N/A
	6,422	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	2,576	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,085,269	Yield Analysis	Market Yield	6.8% - 35.2% (11.0%)	Decrease
	253,946	Recent Transaction	Transaction Price	98.3% - 100.0% (99.0%)	Increase
	2,053	Collateral Analysis	Recovery Rate	11.2% - 13.5% (13.1%)	Increase
Second-lien senior secured debt investments	$166,159	Yield Analysis	Market Yield	16.5% - 43.6% (19.6%)	Decrease
Unsecured debt investments	$177,356	Yield Analysis	Market Yield	8.6% - 16.7% (13.1%)	Decrease
	159,279	Market Approach	Revenue Multiple	10.3x - 10.3x (10.3x)	Increase
Specialty finance debt investments	$5,041	Yield Analysis	Market Yield	12.3% - 12.3% (12.3%)	Decrease
Preferred equity investments	$257,469	Yield Analysis	Market Yield	12.8% - 37.1% (20.3%)	Decrease
	393,291	Market Approach	Revenue Multiple	2.5x - 18.0x (7.8x)	Increase
	36,099	Recent Transaction	Transaction Price	100.3% - 107.5% (105.6%)	Increase
Common equity investments	$151,151	Market Approach	Revenue Multiple	5.3x - 14.5x (11.3x)	Increase
	103,833	Market Approach	EBITDA Multiple	3.3x - 20.0x (13.1x)	Increase
	153	Option Pricing Model	Volatility	60.0% - 70.0% (69.1%)	Increase
	281	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
	138,010	Recent Transaction	Transaction Price	96.8% - 100.0% (97.9%)	Increase
	75,296	Yield Analysis	Market Yield	18.3% - 18.3% (18.3%)	Decrease
Specialty finance equity investments	$62,517	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	3,448	Market Approach	N/A(1)	N/A	N/A
	3,093	Yield Analysis	Market Yield	12.3% - 12.3% (12.3%)	Decrease
	778	Discounted Cash Flow Analysis	Discounted Factor	12.5% - 12.5% (12.5%)	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value
Revolving Credit Facility	$74,775	$25,234	$74,775	$298,329	$14,675	$298,329
SPV Asset Facility I	641,357	8,643	641,357	590,448	9,552	590,448
SPV Asset Facility II	320,973	4,027	320,973	295,247	4,753	295,247
SPV Asset Facility III	453,400	9,100	453,400	—	—	—
SPV Asset Facility IV	(2,898)	2,898	(2,898)	—	—	—
CLO 2020-1	200,255	3,745	200,255	199,985	4,015	199,985
Athena CLO II	285,890	2,110	285,890	—	—	—
Athena CLO IV	237,604	2,396	237,604	—	—	—
June 2025 Notes	—	—	—	209,377	623	208,425
December 2025 Notes	650,310	(310)	648,375	651,495	(1,495)	643,500
June 2026 Notes	373,902	1,098	371,250	372,773	2,227	362,813
January 2027 Notes	297,995	2,005	291,000	296,855	3,145	281,250
March 2028 Notes	654,730	8,681	658,125	—	—	—
September 2028 Notes	74,459	541	75,000	—	—	—
April 2029 Notes	703,967	12,404	722,750	—	—	—
Total Debt	$4,966,719	$82,572	$4,977,856	$2,914,509	$37,495	$2,879,997

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	2,766,500	1,495,988
Level 3	2,211,356	1,384,009
Total Debt	$4,977,856	$2,879,997
Financial Instruments Not Carried at Fair Value
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See Note 6 “Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

	As of September 30, 2025
	Notional Amount		Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps April 2029 Notes		$700,000	$15,840	$—
Interest rate swaps March 2028 Notes		$650,000	12,794	—
Total derivatives designated as hedges(1)(2)			$28,634	$—

Derivatives not designated as hedges
Foreign currency forward contract GBP		£147,230	$197,770	$(197,947)
Foreign currency forward contract EUR		€287,763	340,990	(342,525)
Foreign currency forward contract AUD	A$	12,910	8,405	(8,546)
Total derivatives not designated as hedges			$547,165	$(549,018)
(1)The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $29.8 million as of September 30, 2025.
The Company did not hold interest rate swaps or foreign currency forward contracts as of December 31, 2024.
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Change in Unrealized Gain (Loss) on:			Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges
Interest rate swaps April 2029 Notes	$105	$(176)	$(71)	$7,189	$(7,492)	$(303)
Interest rate swaps March 2028 Notes	$(293)	$265	(28)	$12,794	$(13,411)	(617)
Net change in unrealized gain (loss) on interest rate swaps and hedged items(1)			$(99)			$(920)
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The Company did not hold any interest rate swaps for the three and nine months ended September 30, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges
Foreign currency forward contract GBP	$3,655	$791	$4,446	$(177)	$791	$614
Foreign currency forward contract EUR	$5,957	$(1,497)	4,460	$(1,535)	$(1,497)	(3,032)
Foreign currency forward contract AUD	$(65)	$43	(22)	$(141)	$43	(98)
Total net unrealized and realized gain (loss)(1)			$8,884			$(2,516)
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three and nine months ended September 30, 2024.
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$704,540	$315,345
Total unfunded delayed draw loan commitments	$931,447	$286,912
Total unfunded debt commitments	$1,635,987	$602,257

Total unfunded specialty finance equity commitments	$42,489	$6,080
Total unfunded common equity commitments	$4,102	$—
Total unfunded equity commitments	$46,591	$6,080

Total unfunded commitments	$1,682,578	$608,337
The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Other Commitments and Contingencies
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. As of September 30, 2025, 614,291 shares of the Company’s common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $8.9 million since the 2025 Stock Repurchase Program’s inception. All shares purchased by us pursuant to 2025 Stock Repurchase Program have been retired and are authorized and unissued shares.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management was not aware of any pending or threatened litigation.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three and nine months ended September 30, 2025 and 2024. See “Note 13. Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
August 5, 2025	September 30, 2025	October 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 29, 2024(1)	March 29, 2024	May 15, 2024	$0.37
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program under which the Company may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the nine-month period ended September 30, 2025, repurchases under the 2025 Stock Repurchase Program were as follows:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 1, 2025 - September 30, 2025	614,291	$14.46	$8,880	$191,120
Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$234,935	$119,538	$514,554	$218,527
Weighted average shares of common stock outstanding—basic and diluted	466,720,357	210,331,300	389,912,688	209,162,895
Earnings (loss) per common share-basic and diluted	$0.50	$0.57	$1.32	$1.04
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended September 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million, and $2.8 million, including U.S. federal excise tax expense of $2.4 million and $2.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $5.9 million, and $8.6 million, including U.S. federal excise tax expense of $5.9 million and $8.6 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended September 30, 2025, the Company did not record a U.S. federal and state income tax expense/(benefit), for taxable subsidiaries. For the nine months ended September 30, 2025, the Company recorded U.S. federal and state income tax expense/(benefit) of $(18) thousand, for taxable subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(4) thousand, respectively.
The Company recorded a net deferred tax liability of $973 thousand as of September 30, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, beginning of period	$17.09	$17.03
Net investment income (loss)(1)	1.00	1.37
Net realized and unrealized gain (loss)(1)	0.32	(0.33)
Total from operations	1.32	1.04
Repurchase of common shares(7)	—	—
Issuance of common shares in connection with the Mergers(2)	(0.05)	—
Distributions declared from net investment income(7)	(1.09)	(1.12)
Total increase (decrease) in net assets	0.18	(0.08)
Net asset value, end of period	$17.27	$16.95
Shares outstanding, end of period	466,464,720	210,978,842
Per share market value at end of period	$13.82	N/A
Total Return, based on net market value(3)	(15.3)%	N/A
Total Return, based on net asset value(4)	8.4%	6.3%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(5)(6)	8.5%	8.7%
Ratio of net investment income to average net assets(5)	7.5%	11.0%
Net assets, end of period	$8,055,224	$3,575,511
Weighted-average shares outstanding	389,912,688	209,162,895
Total capital commitments, end of period	N/A	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	14.1%	25.2%
Year of formation	2018	2018
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
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended September 30, 2025 was 8.5%.
(7)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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
Athena CLO V
On October 8, 2025, the Company completed a $501.3 million term debt securitization transaction by the Company’s consolidated subsidiary, Athena CLO V, LLC (the “Athena CLO V Issuer”). As part of the transaction, the Athena CLO V Issuer issued the following classes of notes: (i) $260.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73% and (ii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70%. The CLO XIX Issuer also issued approximately $201.3 million of subordinated securities, in the form of 201,320 preferred shares at an issue price of U.S.$1,000 per share held by the Company. All classes of notes are scheduled to mature on October 15, 2038.
December 2025 Notes
On October 15, 2025, the Company caused notice to be issued to the Successor Trustee of the December 2025 Notes regarding the Company's exercise of the option to redeem in full all $650.0 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, November 15, 2025.
Owl Rock Technology Financing CLO 2020-1 Redemption
On October 15, 2025, the CLO 2020-1 Refinancing Issuer redeemed and paid in full all classes of the CLO 2020-1 Refinancing Secured Notes, plus accrued interest thereon though October 15, 2025.
SPV Asset Facility IV Amendment
On October 30, 2025, Athena Funding II entered into Omnibus Amendment No.2 to SPV Asset Facility IV in order to (i) increase the maximum principal amount of SPV Asset Facility IV from $300.0 million to $500.0 million, (ii) change the interest rate from a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) to Term SOFR, (iii) change the applicable margin from 2.63% during the SPV Asset Facility IV Reinvestment Period and 3.03% after the end of the SPV Asset Facility IV Reinvestment Period to 2.00% during the SPV Asset Facility IV Reinvestment Period and 2.35% after the end of the SPV Asset Facility IV Reinvestment Period, (iv) extend the SPV Asset Facility IV Reinvestment Period to October 30,2028 and (v) extend the SPV Asset Facility IV Stated Maturity to October 30, 2030.
Dividend
On November 4, 2025, the Board approved a fourth quarter dividend of $0.35 per share for stockholders of record as of December 31, 2025, payable on or before January 15, 2026.
Waiver of Transfer Restrictions
On November 4, 2025, the Board waived the transfer restrictions contained in the Company’s second amended and restated articles of incorporation (the “Charter”) with respect to shares of the Company’s common stock as follows:

Approximate Number of Shares Being Released from Transfer Restrictions	Effective Date
50.4 million(1)	November 13, 2025
49.1 million(2)	January 20, 2026
49.1 million(2)	February 20, 2026
49.1 million(3)	April 20, 2026
49.1 million(3)	May 20, 2026
(1)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the First Lock-Up Period (as defined below).
(2)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the Second Lock-Up Period (as defined below).
(3)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the Third Lock-Up Period (as defined below).

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Charter provides for three separate restricted periods as set forth below and initially applied to all of the Company’s shares that were acquired by shareholders prior to the Exchange Listing. Previously, in connection with the Exchange Listing, the Board waived the transfer restrictions with respect to 23,256,814 shares of the Company’s common stock and a pro rata portion of each shareholder’s shares of the Company’s common stock were released from each of the three separate restricted periods. In addition, the Board previously waived the transfer restrictions with respect to 46,513,271 shares of the Company’s common stock, effective as of September 9, 2025 and such shares were released from the First Lock-Up Period.
The three separate restricted periods are as follows:

•One period is 180 days after the Exchange Listing and applies to all shares of the Company’s common stock issued prior to the Exchange Listing (the “First Lock-Up Period”);
•One period is 270 days after the Exchange Listing and applies to two-thirds of the shares of the Company’s common stock issued prior to the Exchange Listing (the “Second Lock-Up Period”); and
•One period is 365 days after the Exchange Listing and applies to one-third of the shares of the Company’s common stock issued prior to the Exchange Listing (the “Third Lock-Up Period”).

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
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of September 30, 2025, the Adviser and its affiliates had $152.1 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2025, the Blue Owl Credit Advisers have originated $174.7 billion aggregate principal amount of investments across multiple industries, of which $170.6 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $50 million and $350 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of September 30, 2025, our average investment size in each of our portfolio companies was approximately $69.6 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market. Our ARR loans, as a percentage of our portfolio, have decreased from its peak, and as we seek to originate additional loans we expect to increase our exposure to ARR loans.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2025, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be 2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2025, based on fair value, our portfolio consisted of 76.8% first lien senior secured debt investments (of which 58% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.3% second lien senior secured debt investments, 3.6% unsecured debt investments, 0.3% specialty finance debt investments, 8.5% preferred equity investments, 4.9% common equity investments, 2.5% specialty finance equity investments, and 0.1% joint ventures.
As of September 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.2% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 10.1% and 10.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2025, the weighted average spread of total debt investments was 5.6%.
As of September 30, 2025, we had investments in 185 portfolio companies with an aggregate fair value of $12.9 billion. Our current target leverage ratio is 0.90x to 1.25x. As of September 30, 2025, we had net leverage of 0.57x debt-to-equity.
Although deal activity remained muted, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.
Since quarter end, we have seen an uptick in origination activity. Through October 31, 2025, we have deployed nearly $400 million in new deals and have an investment backlog of over $500 million in transactions we expect to fund in this calendar quarter. While deals in our investment backlog are expected to close, such transactions are subject to the approval of the Technology Lending Investment Committee, the acceptance of final terms and structure and the execution and delivery of satisfactory transaction documentation. In addition, certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of September 30, 2025, 80.1% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of

$950.1 million, weighted average annual EBITDA of $281.6 million, and a weighted average enterprise value of $5.8 billion. 17.5% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.06 billion and enterprise value of $26.0 billion. These statistics exclude strategic portfolio transactions, which comprise 1.0% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
We also believe that our portfolio companies are well positioned to evolve as a result of developments in artificial intelligence (“AI”). We remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge.
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
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in Blue Owl Credit SLF LLC (“Credit SLF”) and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”). We formed Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended September 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$1,027,266	$630,789
Less: Sell downs	(19,438)	—
Total new investment commitments	$1,007,828	$630,789
Principal amount of new investments funded:
First-lien senior secured debt investments	$677,923	$571,381
Second-lien senior secured debt investments	2,384	—
Unsecured debt investments	4,694	—
Specialty finance debt investments	4,859	—
Preferred equity investments	5,551	17,237
Common equity investments	17,504	103,202
Specialty finance equity investments	23,488	—
Joint ventures	8,124	2,188
Total principal amount of new investments funded	$744,527	$694,008

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$66,197

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(800,957)	$(325,500)
Second-lien senior secured debt investments	—	(17,647)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	(8,568)	(99,895)
Common equity investments	(4,694)	(35,741)
Specialty finance equity investments	(34,123)	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(848,342)	$(478,783)
Number of new investment commitments in new portfolio companies(2)	12	16
Average new investment commitment amount	$60,942	$60,552
Weighted average term for new debt investment commitments (in years)	6.2	6.0
Percentage of new debt investment commitments at floating rates	98.9%	99.5%
Percentage of new debt investment commitments at fixed rates	1.1%	0.5%
Weighted average interest rate of new debt investment commitments(3)	8.6%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.2%	5.0%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.98% and 4.59% as of September 30, 2025 and 2024, respectively.

The table below presents our investments as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$9,874,507	$9,885,010	$4,457,465	$4,451,797
Second-lien senior secured debt investments	469,499	426,867	292,835	258,538
Specialty finance debt investments	36,754	36,755	5,024	5,041
Unsecured debt investments	459,061	468,887	337,386	336,635
Preferred equity investments	1,097,718	1,096,622	764,816	686,859
Common equity investments	487,660	633,523	450,093	536,136
Specialty finance equity investments	295,624	317,890	124,553	131,513
Joint ventures	18,699	18,492	949	947
Total Investments	$12,739,522	$12,884,046	$6,433,121	$6,407,466
(1)We consider 58% and 69% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2025 and December 31, 2024, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
Aerospace & Defense	2.0%	2.6%
Airlines	0.4	—
Application Software	12.2	13.6
Asset based lending and fund finance(1)(6)	—	—
Banks	0.3	1.2
Beverages(1)	—	—
Building Products	0.6	0.9
Buildings & Real Estate	1.3	1.1
Capital Markets	0.8	—
Commercial Services & Supplies	0.5	0.3
Construction & Engineering	0.1	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.1	3.9
Diversified Financial Services(2)	9.7	6.7
Diversified Support Services	0.2	—
Entertainment	1.5	1.9
Equity Real Estate Investment Trusts (REITs)	0.9	0.1
Food & Staples Retailing	1.5	0.4
Health Care Equipment & Supplies	1.8	—
Health Care Technology	15.4	16.0
Health Care Providers & Services	3.3	1.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.6	1.3
Industrial Conglomerates	0.8	1.4
Insurance(3)	3.8	2.0
Internet & Direct Marketing Retail	2.4	4.4
IT Services	5.1	5.5
Joint Ventures(4)	0.1	—
Life Sciences Tools & Services	2.3	1.4
Media	1.0	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(5)	1.1	1.0
Professional Services	4.6	5.8
Real Estate Management & Development	0.3	0.6
Road & Rail	0.1	0.2
Systems Software	20.1	23.2
Thrifts & Mortgage Finance(1)	—	—
Wireless Telecommunication Services	0.6	—
Total	100.0%	100.0%
(1)As of September 30, 2025 and December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF.
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
United States:
Midwest	16.3%	20.9%
Northeast	22.7	15.9
South	24.6	19.8
West	26.3	28.7
Australia	0.1	—
Brazil	0.3	0.6
Canada	2.0	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland(1)	—	1.0
Israel	—	2.3
Netherlands(1)	—	—
Norway	0.6	0.4
Spain	0.4	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	6.0	5.2
Total	100.0%	100.0%
(1)As of September 30, 2025 or December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.2%	9.4%
Weighted average total yield of debt and income producing securities	10.1%	10.9%
Weighted average interest rate of debt securities	9.6%	10.3%
Weighted average spread over base rate of all floating rate investments	5.6%	6.1%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of September 30, 2025, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.16%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,113,768	8.7%	$497,938	7.8%
2	10,731,439	83.3	5,264,285	82.1
3	1,017,979	7.9	640,302	10.0
4	16,535	0.1	—	—
5	4,325	—	4,941	0.1
Total	$12,884,046	100.0%	$6,407,466	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,819,789	99.8%	$5,075,380	99.7%
Non-accrual	20,032	0.2	17,330	0.3
Total	$10,839,821	100.0%	$5,092,710	100.0%
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
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, our commitment to Amergin AssetCo is $63.7 million, of which $27.0 million is equity and $36.7 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, our investment at fair value in BOCSO was $4.9 million and our total commitment was $4.9 million. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2025, our investment in Fifth Season was $174.1 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, our investment in LSI Financing DAC was $6.4 million based on fair value and our total commitment was was $6.7 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the fair value of our investment in LSI Financing LLC was $106.3 million and our total commitment was $130.2 million. We do not consolidate our equity interest in LSI Financing LLC.
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

Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp., a Blue Owl managed alternative credit fund (Blue Owl Alternative Credit Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of September 30, 2025, Blue Owl Leasing had not made any investments.
On September 30, 2025, BOC Lease I LLC and BOC Lease II LLC, wholly-owned subsidiaries of Blue Owl Leasing, entered into a credit facility with Truist Bank and Deutsche Bank AG, New York Branch. Truist Bank serves as a co-structuring agent and the administrative agent, and Deutsche Bank AG, New York Branch serves as a co-structuring agent. The credit facility includes a maximum borrowing capacity of $300.0 million.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$322,590	$170,908	$824,874	$517,339
Less: Expenses	189,592	75,804	430,675	222,065
Net Investment Income (Loss) Before Taxes	$132,998	$95,104	$394,199	$295,274
Less: Income taxes, including excise taxes	2,433	2,846	5,931	8,583
Net Investment Income (Loss) After Taxes	$130,565	$92,258	$388,268	$286,691
Net change in unrealized gain (loss)	103,360	109,688	160,951	38,547
Net realized gain (loss)	1,010	(82,408)	(34,665)	(106,711)
Net Increase (Decrease) in Net Assets Resulting from Operations	$234,935	$119,538	$514,554	$218,527
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exits activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2025, our net asset value per share increased, primarily driven by unrealized appreciation in our portfolio. For the three months ended September 30, 2024, our net asset value per share increased, primarily driven by unrealized appreciation in our portfolio. For the nine months ended September 30, 2024, our net asset value per share decreased, primarily driven by realized losses in our portfolio.
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
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$268,269	$131,736	$678,858	$391,973
Payment-in-kind interest income	24,983	25,469	65,043	84,538
Dividend income	5,995	2,373	18,746	6,090
Payment-in-kind dividend income	19,412	10,378	49,469	29,630
Other income	3,931	952	12,758	5,108
Total investment income	$322,590	$170,908	$824,874	$517,339
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Investment income increased to $322.6 million for the three months ended September 30, 2025 from $170.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio following the Mergers, which at par increased from $5.2 billion as of September 30, 2024 to $10.9 billion as of September 30, 2025, partially offset by a decrease in the weighted average yield of our portfolio from 10.0% to 9.2% period over period.. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $8.4 million for the three months ended September 30, 2025 from $3.6 million for the same period in prior year due to an increase in repayment activity for the period. Included in investment income is dividend income, which increased to $6.0 million from $2.4 million in the prior period, primarily due to an increase in investments which paid dividends following the Mergers. Payment-in-kind (“PIK”) interest income as a percentage of total investment income decreased to 7.7% for the three months ended September 30, 2025 from 14.9% for the three months ended September 30, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio following the Mergers. PIK dividend income as a percentage of total investment income decreased to 6.0% for the three months ended September 30, 2025 from 6.1% for the three months ended September 30, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Investment income increased to $824.9 million for the nine months ended September 30, 2025, from $517.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio following the Mergers, which at par increased from $5.2 billion as of September 30, 2024 to $10.9 billion as of September 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $25.9 million for the nine months ended September 30, 2025 from $13.1 million for the same period in prior year due to an increase in repayment activity for the period. Dividend income increased to $18.7 million from $6.1 million in the prior period, primarily due to an increase in investments which paid dividends following the Mergers. PIK interest income as a percentage of total investment income decreased to 7.9% for the nine months ended September 30, 2025 from 16.3% for the nine months ended September 30, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income increased to 6.0% for the nine months ended September 30, 2025 from 5.7% for the nine months ended September 30, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$85,427	$48,278	$224,440	$145,984
Management fees, net(1)	47,970	14,071	96,386	42,018
Incentive fees	49,737	10,251	87,230	24,341
Professional fees	2,938	1,670	9,147	4,986
Listing advisory fees (net of Adviser reimbursement)	—	—	4,821	—
Directors' fees	259	259	832	775
Other general and administrative	3,261	1,275	7,819	3,961
Total expenses	$189,592	$75,804	$430,675	$222,065
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
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Total expenses increased to $189.6 million for the three months ended September 30, 2025, from $75.8 million for the same period in the prior year primarily due to an increase in interest expense, management fees and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $5.0 billion from $2.9 billion primarily due to the assumption of OTF II’s debt facilities, and an increase in the average interest rate to 6.4% from 6.2%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Total expenses increased to $430.7 million for the nine months ended September 30, 2025, from $222.1 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $4.5 billion from $3.0 billion primarily due to the assumption of OTF II’s debt facilities, offset by a decrease in the average interest rate to 6.1% from 6.2%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of
Subchapter M. As of September 30, 2025 we have generated undistributed taxable earnings “spillover” of $0.46 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three months ended September 30, 2025 and 2024, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.4 million and $2.8 million, including U.S. federal excise tax expense of $2.4 million and $2.8 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $5.9 million and $8.6 million, including U.S. federal excise tax expense of $5.9 million and $8.6 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended September 30, 2025, we did not record a U.S. federal and state income tax expense/(benefit), for taxable subsidiaries. For the nine months ended September 30, 2025, we recorded U.S. federal and state income tax expense/(benefit) of $(18) thousand, for taxable subsidiaries. For the three and nine months ended September 30, 2024, we recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(4) thousand, respectively.
We recorded a net deferred tax liability of $973 thousand as of September 30, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$100,674	$108,766	$133,140	$37,754
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	2,686	922	28,654	793
Income tax (provision) benefit	—	—	(843)	—
Net change in unrealized gain (loss)	$103,360	$109,688	$160,951	$38,547
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our equity investments, partially offset by a decrease in the fair value of certain of our debt and equity investments. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.2% as of June 30, 2025.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2025 consisted of the following:

For the Three Months Ended September 30, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Securiti, Inc.	$51.7
Revolut Ribbit Holdings, LLC	38.5
Space Exploration Technologies Corp.	13.5
Pluralsight, LLC	(9.9)
Peraton Corp.	(8.8)
SalesLoft, Inc.	(7.8)
Exabeam, Inc.	(7.2)
Signifyd Inc.	4.4
BCTO WIW Holdings, Inc. (dba When I Work)	4.1
Elliott Alto Co-Investor Aggregator L.P.	3.7
Remaining portfolio companies	18.5
Total	$100.7
For the three months ended September 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2024 and a reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.2% as of June 30, 2024. The primary drivers of our portfolio’s unrealized gains were increases in the fair value of certain equity investments as compared to June 30, 2024 and reversals of prior period unrealized gains that were realized during the period.

For the Three Months Ended September 30, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Pluralsight, LLC	$89.0
Revolut Ribbit Holdings, LLC	37.9
Toast, Inc.	(36.1)
Klaviyo, Inc.	12.6
Signifyd Inc.	9.3
Split Software, Inc.	9.0
Peraton Corp.	(5.6)
Walker Edison Furniture Company LLC	(4.6)
Arctic Wolf Networks, Inc.	3.5
Bayshore Intermediate #2, L.P. (dba Boomi)	2.4
Remaining portfolio companies	(8.6)
Total	$108.8
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by decreases in the fair value of certain of our debt and equity investments. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.0% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Nine Months Ended September 30, 2025
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Securiti, Inc.	$55.2
Revolut Ribbit Holdings, LLC	53.2
Space Exploration Technologies Corp.	18.3
Peraton Corp.	(18.3)
SalesLoft, Inc.	(17.7)
Signifyd Inc.	14.4
E2Open Parent Holdings, Inc.	13.1
Pluralsight, LLC	(11.0)
Cornerstone OnDemand, Inc.	10.6
Ivanti Software, Inc.	9.1
Remaining portfolio companies	6.2
Total	$133.1
For the nine months ended September 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with credit spreads tightening across the broader market, partially offset by increases in the fair value of certain of our debt and equity investments. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.0% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Nine Months Ended September 30, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Revolut Ribbit Holdings, LLC	$39.9
Robinhood Markets, Inc.	33.6
Circle Internet Services, Inc.	(11.7)
Klaviyo, Inc.	10.9
Space Exploration Technologies Corp.	10.1
Toast, Inc.	(9.7)
Walker Edison Furniture Company LLC	(9.0)
Algolia, Inc.	(7.6)
Split Software, Inc.	7.5
Exabeam, Inc.	(6.5)
Remaining portfolio companies	(19.7)
Total	$37.8
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$(2,153)	$(82,848)	$(12,412)	$(105,320)
Net realized gain (loss) on foreign currency transactions	3,163	440	(22,253)	(1,391)
Net realized gain (loss)	$1,010	$(82,408)	$(34,665)	$(106,711)

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, our asset coverage was 258% and 220%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the nine months ended September 30, 2025, our weighted average cost of debt was 6.6%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of September 30, 2025, cash, taken together with our available debt capacity of $3.14 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2025, we had $0.4 billion in cash and restricted cash. During the nine months ended September 30, 2025, $0.29 billion in cash was provided by operating activities, primarily as a result of funding portfolio investments of $1.91 billion offset by sell downs and repayments of $1.33 billion and other operating activity of $0.87 billion. Lastly, cash used in financing activities was $0.15 billion during the period, primarily from net repayments on debt and distributions paid.
Equity
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On June 12, 2025, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
In connection with the Exchange Listing, the Board has determined to eliminate any outstanding fractional shares of our common stock (the “Fractional Shares”), as permitted by the Maryland General Corporation Law by rounding up the number of Fractional Shares held by each shareholder to the nearest whole share.
Our amended and restated articles of incorporation (the “Charter”) provides for three separate restricted periods during which shares of our common stock may not be transferred as follows:
•One period is 180 days after the Exchange Listing and applies to all of the shares of our common stock outstanding prior to the Listing (the “First Lock-Up Period”);
•One period is 270 days after the Exchange Listing and applies to two-thirds of the shares of our common stock outstanding prior to the Listing (the “Second Lock-Up Period”); and
•One period is 365 days after the Exchange Listing and applies to one-third of the shares of our common stock outstanding prior to the Listing (the “Third Lock-Up Period”).
In connection with the Exchange Listing, the Board waived the transfer restrictions with respect to 23,256,814 shares of our common stock and a pro rata portion of each shareholder’s shares of our common stock were released from each of the First, Second and Third Lock-Up Periods. Effective as of September 9, 2025, the Board waived the transfer restrictions with respect to 46,513,271 shares of our common stock and a pro rata portion of each shareholder’s shares of our common stock were released from the First Lock-Up Period. Generally, all of the Company’s common stock that has been outstanding for more than six months are eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.

Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
August 5, 2025	September 30, 2025	October 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. As of September 30, 2025, 614,291 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $8.9 million since the 2025 Stock Repurchase Program’s inception.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$100,009	$2,574,991	$25,234	$74,775
SPV Asset Facility I	700,000	650,000	43,589	8,643	641,357
SPV Asset Facility II	400,000	325,000	75,000	4,027	320,973
SPV Asset Facility III	925,000	462,500	146,236	9,100	453,400
SPV Asset Facility IV	300,000	—	299,259	2,898	(2,898)
CLO 2020-1	204,000	204,000	—	3,745	200,255
Athena CLO II	288,000	288,000	—	2,110	285,890
Athena CLO IV	240,000	240,000	—	2,396	237,604
December 2025 Notes	650,000	650,000	—	(310)	650,310
June 2026 Notes	375,000	375,000	—	1,098	373,902
January 2027 Notes	300,000	300,000	—	2,005	297,995
March 2028 Notes(3)	650,000	650,000	—	8,681	654,730
September 2028 Notes	75,000	75,000	—	541	74,459
April 2029 Notes(3)	700,000	700,000	—	12,404	703,967
Total Debt	$8,482,000	$5,019,509	$3,139,075	$82,572	$4,966,719
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$79,922	$46,170	$207,056	$139,456
Amortization of debt issuance costs, net	5,406	2,108	16,464	6,528
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	99	—	920	—
Total Interest Expense	$85,427	$48,278	$224,440	$145,984
Average interest rate	6.4%	6.2%	6.1%	6.2%
Average daily borrowings	$4,998,522	$2,931,667	$4,520,054	$2,956,886
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – March 2028 Notes and April 2029 Notes” for details on the facility’s interest rate swap.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2025 (Unaudited)	$100.0	$2,577.4	—	N/A
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A
December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
September 30, 2025 (Unaudited)	$650.0	$2,577.4	—	N/A
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
September 30, 2025 (Unaudited)	$325.0	$2,577.4	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
SPV Asset Facility III
September 30, 2025 (Unaudited)	$462.5	$2,577.4	—	N/A
SPV Asset Facility IV
September 30, 2025 (Unaudited)	$—	$2,577.4	—	N/A
CLO 2020-1
September 30, 2025 (Unaudited)	$204.0	$2,577.4	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
Athena CLO II
September 30, 2025 (Unaudited)	$288.0	$2,577.4	—	N/A
Athena CLO IV
September 30, 2025 (Unaudited)	$240.0	$2,577.4	—	N/A
June 2025 Notes(6)
September 30, 2025 (Unaudited)	$—	$2,577.4	—	N/A
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes
September 30, 2025 (Unaudited)	$650.0	$2,577.4	—	N/A
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
September 30, 2025 (Unaudited)	$375.0	$2,577.4	—	N/A
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A
December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
September 30, 2025 (Unaudited)	$300.0	$2,577.4	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
March 2028 Notes
September 30, 2025 (Unaudited)	$650.0	$2,577.4	—	N/A
September 2028 Notes
September 30, 2025 (Unaudited)	$75.0	$2,577.4	—	N/A
April 2029 Notes
September 30, 2025 (Unaudited)	$700.0	$2,577.4	—	N/A
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
Credit Facilities
Revolving Credit Facility
On November 15, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On December 20, 2024 (the "Revolving Credit Facility Third Amendment Date), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through August 29, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.68 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.58 billion (increased from $2.47 billion to $2.57 billion on August 29, 2025). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $3.83 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of $400.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility III
On July 15, 2022 (the “SPV Asset Facility III Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts and to permit a conversion of a revolving loan into a term loan. The following describes the terms of SPV Asset Facility III as amended through July 21, 2025.
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
Unsecured Notes
Tripartite Agreement
On August 11, 2025, we entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Deutsche Bank Trust Company Americas (the “Successor Trustee”), with respect to the Indenture, dated June 12, 2020 between us and the Retiring Trustee (the “Base Indenture”), the second supplemental indenture, dated September 23, 2020 (the “Second Supplemental Indenture”) between us and the Retiring Trustee, the third supplemental indenture, dated December 17, 2020 (the “Third Supplemental Indenture”) between us and the Retiring Trustee, the Fourth Supplemental Indenture, dated June 14, 2021 (the “Fourth Supplemental Indenture”) between us and the Retiring Trustee, and the Fifth Supplemental Indenture, dated January 21, 2025 (the “Fifth Supplemental Indenture” and together with the Base Indenture, the Second Supplemental Indenture, the Third Supplemental Indenture, and the Fourth Supplemental Indenture, the “Indenture”) between us and the Retiring Trustee.
The Tripartite Agreement provides that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment as successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment became effective on August 25, 2025.
June 2025 Notes
On June 12, 2020, we issued $210.0 million aggregate principal amount of 6.75% notes that were due on June 30, 2025 (the “June 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration. On April 28, 2025, we caused notice to be issued to the Trustee of the June 2025 Notes regarding our exercise of the option to redeem in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, May 30, 2025. On May 30, 2025, we redeemed in full all $210.0 million in aggregate principal amount of the June 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
The June 2025 Notes bore interest at a rate of 6.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2020. The June 2025 Notes were our direct, general unsecured obligations and ranked senior in right of payment to all of our future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the June 2025 Notes.
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
The December 2025 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together with the Base Indenture, the “December 2025 Indenture”). The December 2025 Notes will mature on December 15, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the December 2025 Indenture. The December 2025 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes. The December 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The December 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The December 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The December 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the December 2025 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The June 2026 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “June 2026 Indenture”). The June 2026 Notes will mature on June 17, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2026 Indenture. The June 2026 Notes bear interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021. The June 2026 Notes are our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2026 Notes. The June 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2026 Notes. The June 2026 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The June 2026 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2026 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
January 2027 Notes
On June 14, 2021, we issued $300.0 million aggregate principal amount of 2.50% notes due 2027 (the “January 2027 Notes”). The January 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together , the “January 2027 Indenture”). The January 2027 Notes will mature on January 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2027 Indenture. The January 2027 Notes bear interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2022. The January 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2027 Notes. The January 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the January 2027 Notes. The January 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The January 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Securities

Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
The March 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together, the “March 2028 Indenture”), between us and the Trustee. The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.10% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2028 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the Notes. The Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the Notes. The Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The March 2028 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2028 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the March 2028 Indenture.
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
In connection with the issuance of the March 2028 Notes, on January 21, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. We will receive fixed rate interest at 6.10% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three and nine months ended September 30, 2025, we made periodic payments of $10.0 million and $26.1 million, respectively. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $12.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
April 2029 Notes
On April 4, 2024, OTF II issued $700.0 million aggregate principal amount of its 6.75% notes due 2029 (the “April 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 24, 2025, we entered into the OTF II Second Supplemental Indenture by and between the Successor Trustee, effective as of the closing of the Mergers. Pursuant to the Second Supplemental Indenture, we expressly assumed the obligations of OTF II for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2029 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the OTF II Indenture (as defined below).
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
The April 2029 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the April 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the April 2029 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the April 2029 Indenture.
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
In connection with the issuance of the April 2029 Notes, on April 4, 2024, OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. We will receive fixed rate interest at 6.75% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the nine months ended September 30, 2025, the Company made periodic payments of $1.6 million. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $15.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$704,540	$315,345
Total unfunded delayed draw loan commitments	$931,447	$286,912
Total unfunded debt commitments	$1,635,987	$602,257

Total unfunded specialty finance equity commitments	$42,489	$6,080
Total unfunded common equity commitments	$4,102	$—
Total unfunded equity commitments	$46,591	$6,080
Total unfunded commitments	$1,682,578	$608,337

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2025, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$100,009	$—	$—	$100,009	$—
SPV Asset Facility I	650,000	—	—	—	650,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	462,500	—	—	—	462,500
SPV Asset Facility IV	—	—	—	—	—
CLO 2020-1	204,000	—	—	—	204,000
Athena CLO II	288,000	—	—	—	288,000
Athena CLO IV	240,000	—	—	—	240,000
December 2025 Notes	650,000	650,000	—	—	—
June 2026 Notes	375,000	375,000	—	—	—
January 2027 Notes	300,000	—	300,000	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$5,019,509	$1,025,000	$1,025,000	$1,125,009	$1,844,500
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
We invest in Credit SLF, a controlled affiliated investment, and Amergin, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
We apply the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
Athena CLO V
On October 8, 2025, we completed a $501.3 million term debt securitization transaction by our consolidated subsidiary, Athena CLO V, LLC (the “Athena CLO V Issuer”). As part of the transaction, the Athena CLO V Issuer issued the following classes of notes: (i) $260.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73% and (ii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70%. The CLO XIX Issuer also issued approximately $2.01.3 million of subordinated securities, in the form of 201,320 preferred shares at an issue price of U.S.$1,000 per share held by us. All classes of notes are scheduled to mature on October 15, 2038.
December 2025 Notes
On October 15, 2025, we caused notice to be issued to the Successor Trustee of the December 2025 Notes regarding our exercise of the option to redeem in full all $650.0 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, November 15, 2025.
Owl Rock Technology Financing CLO 2020-1 Redemption

On October 15, 2025, the CLO 2020-1 Refinancing Issuer redeemed and paid in full all classes of the CLO 2020-1 Refinancing Secured Notes, plus accrued interest thereon though, October 15, 2025.
SPV Asset Facility IV Amendment
On October 30, 2025, Athena Funding II entered into Omnibus Amendment No.2 to SPV Asset Facility IV in order to (i) increase the maximum principal amount of SPV Asset Facility IV from $300.0 million to $500.0 million, (ii) change the interest rate from a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) to Term SOFR, (iii) change the applicable margin from 2.63% during the SPV Asset Facility IV Reinvestment Period and 3.03% after the end of the SPV Asset Facility IV Reinvestment Period to 2.00% during the SPV Asset Facility IV Reinvestment Period and 2.35% after the end of the SPV Asset Facility IV Reinvestment Period, (iv) extend the SPV Asset Facility IV Reinvestment Period to October 30,2028 and (v) extend the SPV Asset Facility IV Stated Maturity to October 30, 2030.
Dividend
On November 4, 2025, the Board approved a fourth quarter dividend of $0.35 per share for stockholders of record as of December 31, 2025, payable on or before January 15, 2026.
Waiver of Transfer Restrictions
On November 4, 2025, the Board waived the transfer restrictions contained in the Company’s second amended and restated articles of incorporation (the “Charter”) with respect to shares of the Company’s common stock as follows:

Approximate Number of Shares Being Released from Transfer Restrictions	Effective Date
50.4 million(1)	November 13, 2025
49.1 million(2)	January 20, 2026
49.1 million(2)	February 20, 2026

49.1 million(3)	April 20, 2026
49.1 million(3)	May 20, 2026
(1)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the First Lock-Up Period.
(2)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the Second Lock-Up Period.
(3)A pro rata portion of each shareholder’s shares of the Company’s common stock will be released from the Third Lock-Up Period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East, a prolonged government shutdown and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. The independent third-party valuation firm(s) engaged at the discretion of the Adviser and its affiliates are full service financial institutions engaged in a variety of activities and from time to time we may receive or provide additional services to or from such independent third-party valuation firm(s).
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
As of September 30, 2025, 97.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III and SPV Asset Facility IV bear interest at variable interest rates with an interest rate floor of 0.0%. The December 2025 Notes, June 2026 Notes, January 2027 Notes, March 2028 Notes, September 2028 Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes and March 2028 Notes are hedged against interest rate swap instruments. CLO 2020-1, Athena CLO II and Athena CLO IV bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$322,286	$108,585	$213,701
Up 200 basis points	$214,858	$72,390	$142,468
Up 100 basis points	$107,429	$36,195	$71,234
Down 100 basis points	$(107,429)	$(36,195)	$(71,234)
Down 200 basis points	$(214,817)	$(72,390)	$(142,427)
Down 300 basis points	$(319,753)	$(108,585)	$(211,168)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, “ITEM 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1
Agreement of Removal, Appointment and Acceptance, dated August 11, 2025, between Blue Owl Technology Finance Corp., Computershare Trust Company, N.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 11, 2025).

21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: November 5, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: November 5, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer