Form 10-K
period 2025-12-31
Blue Owl Technology Finance Corp.
filed 2026-02-18
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2025 based on the closing price on that date of $15.25 on The New York Stock Exchange, was approximately $6,964,994,518.

As of February 11, 2026, the registrant had 465,329,991 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or future government shutdowns could impact our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes on our business and our portfolio companies;

•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•the ability to realize the anticipated benefits of the merger of Blue Owl Technology Finance Corp. II (“OTF II”) with and into us (the “Mergers”) on March 24, 2025 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, among us, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers II LLC, a Delaware limited liability company and investment advisor to OTF II (“OTCA II”); and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Technology Finance Corp. is a Maryland corporation formed on July 12, 2018. We are focused primarily on making loans to, and making debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles.
We intend to invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry which includes, but is not limited to application software, systems software, healthcare technology, information technology, technology services and technology infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes as an integral part of their delivery of goods and/or services) or (iii) seek to grow primarily through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on large, established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for enterprise software products and services. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital.
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
As of December 31, 2025, based on fair value, our portfolio consisted of 76.8% first lien senior secured debt investments, 4.0% second lien senior secured debt investments, 0.3% specialty finance debt investments, 3.3% unsecured debt investments, 7.5% preferred equity investments, 5.1% common equity investments, 2.6% specialty finance equity investments and 0.4% joint ventures. As of December 31, 2025, 96.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2025, we had investments in 199 portfolio companies with an aggregate fair value of $14.3 billion.
As of December 31, 2025, our portfolio was invested across 39 different industries. The largest industry in our portfolio as of December 31, 2025 was Systems Software, which represented 17.9% of our total portfolio at fair value.
On June 12, 2025, our stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually thereafter, as a RIC for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors (the “Board”) in its sole discretion.

Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We currently have in place a revolving credit facility, a senior secured credit agreement and special purpose vehicle asset credit facilities and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and may issue additional unsecured notes in the future. We have also entered into term debt securitization transactions, also known as collateralized loan obligation transactions, and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
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
The Adviser and Administrator — Blue Owl Technology Credit Advisors LLC
Blue Owl Technology Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below.
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of the Adviser, Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OTCA II, OCA and ODCA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged, sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, and Arthur Martini. We consider these individuals on the Technology Lending Investment Committee to be our portfolio managers. The Adviser has limited operating history. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
    As of December 31, 2025, the Blue Owl Credit Advisers managed $157.8 billion in assets under management (“AUM”), of which $115.0 billion was attributable to the direct lending strategy which includes the following strategies:
• Diversified Lending — The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies.
•Technology Lending — The technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States.
•First Lien Lending — The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States.
•Opportunistic Lending — The opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets.
We refer to the Blue Owl BDCs and the private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending strategy, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (2) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (3) liquid credit, which focuses on the management of collateralized loan obligation vehicles (“CLOs”). Blue Owl’s Credit platform also includes other adjacent investment strategies (e.g., strategic equity assets and healthcare companies).
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. In order to address these conflicts, the Blue Owl Credit Advisers have put in place investment allocation policies that address the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies — We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks — Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — According to Gartner, a research and advisory company, global technology spend was $5.6 trillion in 2025 and is expected to grow to more than $6.2 trillion in 2026. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities.
Compelling Business Models — We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers across diverse industries. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
Attractive Opportunities in Investments in Technology Companies — We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt provides strong defensive characteristics because it has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
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
Dedicated Pool of Capital — From a deal sourcing perspective, having a pool of capital dedicated to technology investing should enable us to be a more relevant partner to sponsors and management teams who seek this type of financing for their deals.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than the Company and Blue Owl Technology Income Corp. (“OTIC”), we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that operate competing businesses.
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure — The members of the Technology Lending Investment Committee have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Technology Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Technology Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast office, the Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.
Distinctive Origination Platform — We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes approximately 130 investment professionals (over 40 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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

Since OCA’s inception in April 2016 through December 31, 2025, the Adviser and its affiliates have reviewed over 3,105 technology-related opportunities totaling approximately $1.195 billion of financing and have sourced potential investment opportunities from more than 840 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
Provide Customized Financing Complementary to Financial Sponsors’ Capital — We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.
Potential Long-Term Investment Horizon — We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
Defensive Investment Philosophy — The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring — The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Increasing Benefits of Scale — We believe the Adviser’s robust, scaled infrastructure and focus on direct lending provides us a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Blue Owl’s differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Blue Owl’s Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification. We believe our scale enables Blue Owl to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders.
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
Established Companies with Positive Cash Flow — We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent, often contractual, cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry — The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team — We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base — We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy — While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
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
Financial Sponsorship — We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries — We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in stable, recession-resistant, strategically valuable industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 0.5-1.5% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview

Origination and Sourcing — The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process — The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
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
Selective Investment Process — After an investment has been identified and preliminary diligence has been completed, a Technology Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution — Approval of an investment requires the approval of a majority of the Technology Lending Investment Committee. Once the Technology Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. Additionally, a majority of the Technology Lending Investment Committee may approve parameters or guidelines pursuant to which certain investment may be made or sold consistent with our investment objective.

Inclusion of Covenants — Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring — The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview - Inclusion of Covenants.”
Debt Investments — The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2025, 61% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
Equity Investments — Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies — We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
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
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
•Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets.
Joint Ventures — We may make equity investments in joint ventures. Our joint ventures include:
•Blue Owl Credit SLF LLC (“Credit SLF”) is a joint venture whose principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans.
Investments
As of December 31, 2025 and 2024, we had investments in 199 and 148 portfolio companies, respectively, with an aggregate fair value of $14.3 billion and $6.4 billion. The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$10,983,810	$10,979,070	$(4,740)	$4,457,465	$4,451,797	$(5,668)
Second-lien senior secured debt investments	601,494	568,641	(32,853)	292,835	258,538	(34,297)
Unsecured debt investments	467,464	477,128	9,664	337,386	336,635	(751)
Specialty finance debt investments	37,449	37,452	3	5,024	5,041	17
Preferred equity investments	1,127,105	1,072,481	(54,624)	764,816	686,859	(77,957)
Common equity investments	504,733	722,100	217,367	450,093	536,136	86,043
Specialty finance equity investments	351,675	375,812	24,137	124,553	131,513	6,960
Joint Ventures	53,483	53,355	(128)	949	947	(2)
Total Investments	$14,127,213	$14,286,039	$158,826	$6,433,121	$6,407,466	$(25,655)
As of December 31, 2025 and 2024, we had outstanding commitments to fund unfunded investments totaling $1.8 billion and $0.6 billion, respectively.
For additional information about our investment portfolio refer to “Note 4 – Investments” to our consolidated financial statements included in this Annual Report.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025 and 2024, our asset coverage was 226% and 220%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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
For additional information about our debt obligations see “Note 5 – Debt” to our consolidated financial statements included in this Annual Report and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We have previously incurred, and can be expected to incur such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which, we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock rather than receiving the cash dividend or other distribution. As described below, we may purchase shares in the open market or use newly issued shares to implement the dividend reinvestment plan. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of the Company’s common stock, as of the last day of the Company’s calendar quarter immediately preceding the date such distribution was declared. In connection with listing our common stock on the NYSE, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distributions reinvested in shares of our common stock. A registered shareholder is able to elect to receive an entire cash dividend or other distribution in cash by notifying the Adviser in writing so that such notice is received by the Adviser no later than ten days prior to the record date for distributions to the shareholders.
There are no brokerage charges or other charges to shareholders who participate in the plan.
The plan is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.
Competition
Our primary competitors in providing financing to middle-market technology-related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds and alternative asset managers. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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
Compensation of the Adviser
We will pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our shareholders.
The Management Fee is payable quarterly in arrears. Prior to June 12, 2025 (the “Listing Date”), the Management Fee was payable at an annual rate of 0.90% of:
(i)our average gross assets at the end of our two most recently completed calendar quarters, plus
(ii)the average of any remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters;
provided, however, that no Management Fee was be charged on the value of our gross assets that was below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act.
Following the Listing Date, the Management Fee is payable at an annual rate of:
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
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. The portion of the Incentive Fee based on income is determined and paid quarterly in arrears, and equals (i) prior to the Listing Date, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser received 10% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.67% quarterly, 10% of all remaining pre- Incentive Fee net investment income for that calendar quarter, and (ii) subsequent to the Listing Date, 100% of the pre- Incentive Fee net investment income in excess of a 1.5% quarterly “hurdle rate,” until the Adviser has received 17.5% of the total pre-Incentive Fee net investment income for that calendar quarter and, for pre-Incentive Fee net investment income in excess of 1.82% quarterly, 17.5% of all remaining pre-Incentive Fee net investment income for that calendar quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.5% “hurdle rate” is intended to provide the Adviser with an Incentive Fee of (i) prior to the Listing Date, 10% on all pre- Incentive Fee net investment income when that amount equals 1.67% in a calendar quarter (6.67% annualized), and (ii) subsequent to the Listing Date, 17.5% on all pre-Incentive Fee net investment income when that amount equals 1.82% in a calendar quarter (7.27% annualized), which, in each case, is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, (i) prior to the Listing Date, 10% of any pre-Incentive Fee net investment income in excess of 1.67% in any calendar quarter is payable to the Adviser, and (ii) subsequent to the Listing Date, 17.5% of any pre-Incentive Fee net investment income in excess of 1.82% in any calendar quarter is payable to the Adviser.
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
To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood that we will pay an Incentive Fee for that calendar quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).
The following are graphical representations of the calculation of the income-related portion of the Incentive Fee:
Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
Prior to the Listing Date
(expressed as a percentage of the value of net assets)

0%	1.5%	1.67%

← 0% →	← 100% →	← 10% →

Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
Subsequent to the Listing Date
(expressed as a percentage of the value of net assets)

0%	1.5%	1.82%

← 0% →	← 100% →	← 17.5% →

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to the Listing Date, 10% of cumulative realized capital gains from to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to the Listing Date, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Limitations of Liability and Indemnification
The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).
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
Board Approval of the Investment Advisory Agreement
On May 5, 2025, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with the information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.

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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 5, 2025. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, in acting on our behalf and as otherwise set forth in the Administration Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement and the Administration Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administration Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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

•U.S. federal, state and local taxes;
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
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administration Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our investors and the communities in which we operate. We believe our Adviser’s sustainability efforts reflect strong leadership and oversight by Blue Owl’s senior management and Blue Owl’s Board and Blue Owl’s commitment to its priority areas.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by our Blue Owl’s Chief Operating Officer and activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating business relevant ESG factors into its corporate and investment activities has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
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
Belonging
The Adviser seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. The Adviser’s values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for the Adviser’s employees:
•Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•Blue Owl Celebrates is a series that honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission—unlocking opportunity by powering access to college, to careers, and to capital—through strategic nonprofit partnerships.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On August 7, 2018, the Adviser, as our sole shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on August 8, 2018, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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

(2)Securities of any eligible portfolio company controlled by us.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On August 7, 2018, our Adviser, as our sole shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective August 8, 2018, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%.
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
Our common stock is listed on the NYSE under the symbol “OTF.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in material compliance with these rules.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, certain former citizens or long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate tax, U.S. state or local taxation or non-U.S. taxation. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income tax regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult his, her or its own tax advisers with respect to the U.S. federal income tax consequences of the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our shareholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the Annual Distribution Requirement. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Technology Finance Corp., Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022, or by calling Blue Owl Technology Finance Corp. at (212) 419-3000.
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
We make available free of charge on our website (https://www.blueowltechnologyfinance.com/) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to these reports. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We are subject to risks related to macroeconomic factors.
•Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
We are subject to risks related to our business and operations.
•The lack of liquidity in our investments may adversely affect our business.

•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
•Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•We are subject to risks in using custodians, counterparties, administrators and other agents.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•The market value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
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
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
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

Macroeconomic Factors

Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have been impacted by inflation. Uncertain market conditions caused by increased inflation or other conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable.
Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. In addition, lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On August 7, 2018, our Adviser, as our sole initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective August 8, 2018, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.1%	-13.9%	-4.8%	4.4%	13.5%
(1)Assumes, as of December 31, 2025, (i) $14.7 billion in total assets, (ii) $6.3 billion in outstanding indebtedness, (iii) $8.0 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 6.0%.
See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between June 2026 and January 2039. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
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
Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. Any failure to find, hire, train, supervise and manage new investment professionals could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform (including Blue Owl’s alternative credit products), the private funds managed by Blue Owl’s GP Strategic Capital platform, the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders, the Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.
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
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
The rapid evolution and increased availability of artificial intelligence and machine learning technologies (collectively, “AI technologies”) may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or its employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote work. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in and could in the future result in temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of personally identifiable, proprietary business data or other sensitive information, by third parties, as a result of the negligence or malfeasance of third party service providers that have access to such confidential information or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our Adviser’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we and the companies in which we invest could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, the Adviser expects to use AI technologies in connection with its business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes, which could have adverse impacts on us and our portfolio companies.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as investment companies, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also face and expect to continue to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
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
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) .
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws, where such laws focus on privacy as an individual right in general. Further, the Company’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.

Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, regulators and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, regulators and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which our Adviser operates and invests, as well as in the states and localities where our Adviser serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted or proposed “anti-ESG” policies, legislation or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations, cash flow or price of our common stock. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
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
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-Related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of related disclosure obligations and may result in additional compliance burdens, increased legal and compliance costs, and enhanced disclosure obligations. From a European perspective, the European Union has in place regulation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including , without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to the SFDR categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
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
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
We may be the target of litigation or similar proceedings in the future and we are subject to public perception risks.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, in recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation.
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

Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
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
Additionally, because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain of which may have investment objectives that overlap with ours. As a result, conflicts may arise with respect to the allocation of investment opportunities among those products. For example, the Adviser is permitted to allocate an investment to a number of products across its platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. These conflicts include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. In addition, investments by more than one Blue Owl product in a portfolio company also have the potential to raise the risk of using assets of one Blue Owl product to support positions taken by another.
To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policies, taking into account such factors as differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to the Adviser and in accordance with its policies and procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. The interests of Blue Owl Clients invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one Blue Owl Client may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different Blue Owl Clients may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a Blue Owl Client owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different Blue Owl Client's actions in respect of its own interests as a senior debt holder. While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient.

If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated and other investment related expenses may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We rely on an order for exemptive relief (as amended, the “Order”) from the SEC, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in U.S. federal income tax imposed at corporate rates on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “— We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures requires mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
For any such investments, the optimization of the joint venture may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such joint ventures.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they generally:
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
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
As of December 31, 2025, our investments in systems software and application software represented 17.9% and 13.6% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2025, our investments in health care technology represented 13.9% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

As of December 31, 2025, our investments in diversified financial services represented 9.8% of our portfolio at fair value. Our investments in diversified financial services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our investments in diversified financial services.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. The Federal Reserve decreased the federal funds rate three times in 2025. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. On the other hand, increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, higher interest rate loans may be less liquid as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, resulting in an increase to our net investment income. In addition, in periods of elevated interest rates, our cost of funds increases, which tends to reduce our net investment income. We can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the March 2028 and April 2029 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.
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
We may invest in technology -related companies that are reliant on U.S. and foreign regulatory and governmental program. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and certain financing subsidiaries sold and/or contributed to the respective issuers in connection with the particular CLO Transaction (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than, in the case of CLO Issuers domiciled in the Cayman Islands, certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy) in the CLO Issuers and in the case of certain CLO Transactions which have a Delaware limited liability company as co-issuer (the "CLO Co-Issuers"), such CLO Issuer in turn owns 100% of the equity of such CLO Co-Issuer. In the case of CLO Issuers organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
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
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements including with respect to greenhouse gas emissions that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock
The market value of our common stock may fluctuate significantly.
In the past, shares of BDCs, including at times shares of our common stock, have traded at prices per share below net asset value per share. We cannot predict whether our common stock will trade at a price per share above, at or below net asset value per share. The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
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
Our Board has approved a share repurchase program for us to repurchase shares of our common stock and may approve additional share repurchase programs in the future. On May 27, 2025, our Board approved the 2025 Stock Repurchase Program under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by our Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing.
The 2025 Stock Repurchase Program is discretionary and whether purchases will be made under the 2025 Stock Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities and activities under any future stock repurchase programs may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the 2025 Stock Repurchase Program and any future stock repurchase programs could affect the price of our common stock and increase its volatility. The existence of the 2025 Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a plan and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the 2025 Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the 2025 Stock Repurchase Program’s effectiveness.
A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 1 billion shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
The optional redemption provision may materially adversely affect a noteholders return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
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
If an active trading market does not develop for the unsecured notes, noteholders may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, noteholders may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure noteholders that a liquid trading market will develop for the unsecured notes, that noteholders will be able to sell the unsecured notes at a particular time or that the price noteholders receive when they sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code)or other income derived from the business of investing in stock or securities.
In addition, we are required to satisfy certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy these requirements (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). We would not be able to deduct distributions to our shareholders, nor would they be required to be made. The resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes,and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay U.S. federal income or excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the current U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, AI technologies, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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

Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We and the Adviser are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, the Adviser may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the European Union, the United Kingdom, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. We may from time to time request additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investors and suspicious activities involving investments in us. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. The current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including ) Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has previously highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
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
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements. The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through its systems and infrastructure, including by cyber-attacks and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program is periodically reviewed by third parties, including benchmarking to best practices and industry frameworks to help Blue Owl identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually. Blue Owl conducts regular phishing tests and provides additional training as appropriate. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Global Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate.
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
Blue Owl’s Global Chief Compliance Officer updates the Board quarterly on actions taken by the C-ROC and Blue Owl’s Chief Technology Officer annually reports to the full Board on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include as appropriate updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. RISK FACTORS - Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the NYSE under the symbol “OTF.” It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. Since our shares of common stock began trading on June 12, 2025, our shares of common stock have traded both above and below the net asset value attributable to those shares of common stock. See “ITEM 1A. RISK FACTORS—Risks Related to an Investment in our Common Stock—The market value of our common stock may fluctuate significantly.” On February 11, 2026, the last reported closing sales price of our common stock on the NYSE was $12.96 per share, which represented a discount of approximately 25.2% to the net asset value per share reported by us as of December 31, 2025.
Holders
As of February 11, 2026, there were approximately 11,038 holders of our common stock (including Cede & Co.).
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
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”
For the year ended December 31, 2025, we recorded expenses of $7.5 million for U.S. federal and state income tax, including excise tax.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion.
On February 18, 2026, the Board approved a first quarter dividend of $0.35 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.
The following table summarizes the distributions declared on shares of our common stock for the following period:

	December 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2025	December 31, 2025	January 15, 2026	$0.35
August 5, 2025	September 30, 2025	October 15, 2025	0.35
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	0.05
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	0.05
June 2, 2025	June 30, 2025	July 15, 2025	0.35
March 14, 2025	March 17, 2025	March 18, 2025	0.34
Total Distributions Declared			$1.64

Total distributions declared of $607.7 million resulted in a taxable dividend amount of $607.7 million that consisted of $607.7 million of ordinary income for the year ending December 31, 2025. For the year ended December 31, 2025, 85.8% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which, we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock rather than receiving the cash dividend or other distribution. As described below, we may purchase shares in the open market or use newly issued shares to implement the dividend reinvestment plan. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of the Company’s common stock, as of the last day of the Company’s calendar quarter immediately preceding the date such distribution was declared. In connection with listing our common stock on the NYSE, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan for the following period:

	December 31, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,885,921
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	275,099
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program under which the Company may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the year ended December 31, 2025, repurchases under the 2025 Stock Repurchase Program were as follows:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 1, 2025 - September 30, 2025	614,291	$14.46	$8,880	$191,120
October 1, 2025 - October 31, 2025	—	$—	$—	$191,120
November 1, 2025 - November 30, 2025	971,369	$13.49	$13,102	$178,018
December 1, 2025 - December 31, 2025	3,606,748	$14.27	$51,466	$126,552
Total	5,192,408		$73,448
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “OTF”. Our common stock has traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. See “ITEM 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 11, 2026, the last reported closing sales price of our common stock on the NYSE was $12.96 per share, which represented a discount of approximately 25.2% to the net asset value per share reported by us as of December 31, 2025.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year Ended December 31, 2025
First Quarter(4)	$17.09	n/a	n/a	n/a	n/a	$0.34
Second Quarter	$17.17	$16.56	$15.25	(3.5)%	(11.2)%	$0.60
Third Quarter	$17.27	$15.75	$13.82	(8.8)%	(20.0)%	$0.35
Fourth Quarter	$17.33	$14.71	$13.14	(15.1)%	(24.2)%	$0.35
(1)Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)Represents the total dividend or distribution declared in the relevant quarter, inclusive of a supplemental dividend, if any. For additional details, refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Annual Report.
(4)Trading commenced on June 12, 2025

Stock Performance Graph
This graph compares the stockholder return on our common stock from June 12, 2025 (the date our common stock commenced trading on the NYSE) to December 31, 2025 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Morningstar LSTA US Leveraged Loan Index. This graph assumes that on June 12, 2025, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Morningstar LSTA US Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLUE OWL TECHNOLOGY FINANCE
CORPORATION, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND
MORNINGSTAR LSTA US LEVERAGED LOAN INDEX
SOURCE: Bloomberg
NOTES: Assumes $100 invested on June 12, 2025 in Blue Owl Technology Finance Corporation, the Standard & Poor’s 500 Index, the Standard & Poor’s BDC Index and the Morningstar LSTA US Leveraged Loan Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$1,480.0	$2,259.2	—	N/A
December 31, 2024	$313.0	$2,200.6	—	N/A
December 31, 2023	$343.4	$2,165.0	—	N/A
December 31, 2022	$705.9	$2,057.3	—	N/A
December 31, 2021	$650.8	$2,309.9	—	N/A
December 31, 2020	$68.3	$1,905.6	—	N/A
December 31, 2019	$185.0	$1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	$105.8	$1,905.6	—	N/A

December 31, 2019	$645.7	$1,934.6	—	N/A
December 31, 2018	$300.0	$1,954.6	—	N/A
SPV Asset Facility I
December 31, 2025	$700.0	$2,259.2	—	N/A
December 31, 2024	$600.0	$2,200.6	—	N/A
December 31, 2023	$600.0	$2,165.0	—	N/A
December 31, 2022	$450.0	$2,057.3	—	N/A
December 31, 2021	$290.0	$2,309.9	—	N/A
December 31, 2020	$290.0	$1,905.6	—	N/A
SPV Asset Facility II
December 31, 2025	$325.0	$2,259.2	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$—	$2,309.9	—	N/A
SPV Asset Facility III
December 31, 2025	$624.5	$2,259.2	—	N/A
SPV Asset Facility IV
December 31, 2025	$200.0	$2,259.2	—	N/A
CLO 2020-1(7)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	$204.0	$2,200.6	—	N/A
December 31, 2023	$204.0	$2,165.0	—	N/A
December 31, 2022	$200.0	$2,057.3	—	N/A
December 31, 2021	$200.0	$2,309.9	—	N/A
December 31, 2020	$200.0	$1,905.6	—	N/A
Athena CLO II
December 31, 2025	$375.0	$2,259.2	—	N/A
Athena CLO IV
December 31, 2025	$240.0	$2,259.2	—	N/A
Athena CLO V
December 31, 2025	$300.0	$2,259.2	—	N/A
June 2025 Notes(6)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	$210.0	$2,200.6	—	N/A
December 31, 2023	$210.0	$2,165.0	—	N/A
December 31, 2022	$210.0	$2,057.3	—	N/A
December 31, 2021	$210.0	$2,309.9	—	N/A
December 31, 2020	$210.0	$1,905.6	—	N/A
December 2025 Notes(8)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	$650.0	$2,200.6	—	N/A
December 31, 2023	$650.0	$2,165.0	—	N/A
December 31, 2022	$650.0	$2,057.3	—	N/A
December 31, 2021	$650.0	$2,309.9	—	N/A
December 31, 2020	$400.0	$1,905.6	—	N/A
June 2026 Notes
December 31, 2025	$375.0	$2,259.2	—	N/A
December 31, 2024	$375.0	$2,200.6	—	N/A
December 31, 2023	$375.0	$2,165.0	—	N/A

December 31, 2022	$375.0	$2,057.3	—	N/A
December 31, 2021	$375.0	$2,309.9	—	N/A
December 31, 2020	$375.0	$1,905.6	—	N/A
January 2027 Notes
December 31, 2025	$300.0	$2,259.2	—	N/A
December 31, 2024	$300.0	$2,200.6	—	N/A
December 31, 2023	$300.0	$2,165.0	—	N/A
December 31, 2022	$300.0	$2,057.3	—	N/A
December 31, 2021	$300.0	$2,309.9	—	N/A
March 2028 Notes
December 31, 2025	$650.0	$2,259.2	—	N/A
September 2028 Notes
December 31, 2025	$75.0	$2,259.2	—	N/A
April 2029 Notes
December 31, 2025	$700.0	$2,259.2	—	N/A
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
(5)Facility was terminated in 2021.
(6)On May 30, 2025, we redeemed in full all $210,000,000 in aggregate principal amount of the June 2025 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
(7)On October 15, 2025, we redeemed in full all $204,000,000 in aggregate principal amount of CLO 2020-1 at 100% of its principal amount, plus the accrued interest thereon through, but excluding, October 15, 2025.
(8)On November 14, 2025, we redeemed in full all $650,000,000 in aggregate principal amount of the December 2025 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, November 14, 2025.

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “Annual expenses” are based on estimated amounts for our current fiscal year. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses paid by “us” or “the Company” or that “we” will pay fees or expenses, you will indirectly bear these fees or expenses as an investor in the Company:

Shareholder transaction expenses:
Sales load	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total shareholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	3.0%	(4)
Incentive Fee payable under the Investment Advisory Agreement	1.4%	(5)
Interest payments on borrowed funds	6.4%	(6)
Other expenses	0.3%	(7)
Acquired Fund Fees and Expenses	—%	(8)
Total annual expenses	11.1%	(9)(10\)
__________________
(1)    In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).

(2)    A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)    The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan.”
(4)    The Management Fee is 1.50% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters; provided, however, the Management Fee is 1.00% of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage of 200% calculated in accordance with Section 18 and 61 of the 1940 Act. The Management Fee reflected in the table is calculated by determining the ratio that the Management Fee bears to our net assets attributable to common stock (rather than our gross assets).
(5)    The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, For more detailed information about the Incentive Fee, see Part I, Item 1 “BUSINESS —Investment Advisory Agreement”.
(6)    The figure in the table represents our interest expenses based on our actual interest and credit facility expenses incurred for the period ended December 31, 2025, which includes the impact of interest rate swaps. During the year ended December 31, 2025, our average borrowings outstanding were $4.8 billion and our interest expense incurred was $321.5 million. We had outstanding borrowings of approximately $6.3 billion as of December 31, 2025. Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Revolving Credit Facility, our SPV Asset Facility I, our SPV Asset Facility II, our SPV Asset Facility III, our SPV Asset Facility IV, the December 2025 Notes, the June 2026 Notes, the January 2027 Notes, the March 2028 Notes, the September 2028 Notes, the April 2029 Notes, the CLO 2020-1 Transaction, the Athena CLO II Transaction, the Athena CLO IV Transaction, and the Athena CLO V Transaction. The assumed weighted average interest rate on our total debt outstanding was 6.0%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)    Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. We based these expenses on estimated amounts for the current fiscal year.
(8)    Our shareholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Credit SLF and Blue Owl Leasing as of December 31, 2025.
(9)    Estimated. Totals may not sum due to rounding.
(10)    This table reflects all of the fees and expenses borne by us with respect to the CLO 2020-1 Transaction, the Athena CLO II Transaction, the Athena CLO IV Transaction, and the Athena CLO V transaction but does not include fees payable to but waived by the Adviser for serving as collateral manager to the CLO Issuers.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are included in the following example.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$97	$293	$490	$986
The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the income portion of the Incentive Fee under the Investment Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the capital gains portion of the Incentive Fee under the Investment Advisory Agreement. The income portion of the Incentive Fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are externally managed by Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
On June 12, 2025, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of December 31, 2025, the Adviser and its affiliates had $157.8 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
On September 24, 2018, we formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending LLC originates loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year the sum of at least (i) 90% of our investment company taxable income and(ii) 90% of our tax-exempt interest for that taxable year.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2025, the Blue Owl Credit Advisers have originated $187.04 billion aggregate principal amount of investments across multiple industries, of which $182.92 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on large, established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for software products and services. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%. As of December 31, 2025, our average investment size in each of our portfolio companies was approximately $71.8 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2025, 96.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•U.S. federal, state and local taxes;
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.6 trillion in 2025 and is expected to grow to more than $6.2 trillion in 2026. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.

Attractive Investment Dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities.
Compelling Business Models. We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers across diverse industries. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed.
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

Senior secured debt provides strong defensive characteristics because it has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
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
Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the fourth quarter of 2025, global equity and debt markets saw appreciation despite some elevated volatility in the third quarter, with U.S. equity indices reaching new all-time high while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
During the fourth quarter of 2025 we saw a meaningful increase in origination activity and deployed $2.4 billion in new investment commitments, including $1.8 billion of new investment fundings, while repayments remained steady at $928 million. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows and during the quarter ended December 31, 2025, 55% of our originations were from new borrowers.
As of January 31, 2026, we have an investment backlog of over approximately $1 billion in transactions we expect to fund in this calendar quarter. While deals in our investment backlog are expected to close, such transactions are subject to the approval of the Technology Lending Investment Committee, the acceptance of final terms and structure and the execution and delivery of satisfactory transaction documentation. In addition, certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of December 31, 2025, 81.7% of our portfolio at fair value is primarily comprised of first or second lien loans. These positions have a weighted average annual revenue of $945.2 million, weighted average annual EBITDA of $289.6 million, and a weighted average enterprise value of $6.2 billion. 16.2% of our portfolio at fair value is primarily comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.1 billion and enterprise value of $12.1 billion. These statistics exclude certain strategic portfolio transactions and investments that fall outside of our typical borrower profile, which comprise 2.2% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
We also believe that our portfolio companies are well positioned to evolve as a result of developments in artificial intelligence (“AI”). We remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. As of December 31, 2025, approximately 45% of our portfolio was comprised of application software, approximately 25% of our portfolio was comprised of systems and infrastructure software and approximately 10% of our portfolio was comprised of fintech and payments software.
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
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in Blue Owl Credit SLF LLC (“Credit SLF”) and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”). We formed Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and in the future we may invest through other cross-platform investment vehicles. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
As of December 31, 2025, based on fair value, our portfolio consisted of 76.8% first lien senior secured debt investments (of which 61% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.0% second lien senior secured debt investments, 3.3% unsecured debt investments, 0.3% specialty finance debt investments, 7.5% preferred equity investments, 5.1% common equity investments, 2.6% specialty finance equity investments, and 0.4% joint ventures.
As of December 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 8.8% and 8.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.6% and 9.5%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2025, the weighted average spread of total debt investments was 5.4%.
As of December 31, 2025, we had investments in 199 portfolio companies with an aggregate fair value of $14.3 billion. Our current target leverage ratio is 0.90x to 1.25x. As of December 31, 2025, we had net leverage of 0.75x debt-to-equity

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$5,627,964	$2,669,031
Less: Sell downs	(36,981)	(15,864)
Total new investment commitments	$5,590,983	$2,653,167
Principal amount of new investments funded:
First-lien senior secured debt investments	$3,694,471	$1,858,962
Second-lien senior secured debt investments	135,503	13,500
Unsecured debt investments	142,980	51,607
Specialty finance debt investments	11,050	1,226
Preferred equity investments	92,757	23,477
Common equity investments	44,202	99,473
Specialty finance equity investments	173,586	99,588
Joint ventures	16,521	948
Total principal amount of new investments funded	$4,311,070	$2,148,781

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$515,303

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,632,820)	$(1,229,745)
Second-lien senior secured debt investments	(122,007)	(172,334)
Unsecured debt investments	(175,232)	(185,319)
Specialty finance debt investments	—	(1,059)
Preferred equity investments	(70,935)	(99,895)
Common equity investments	(60,848)	(105,930)
Specialty finance equity investments	(64,432)	(28,518)
Total principal amount of investments sold or repaid	$(3,126,274)	$(1,822,801)
Number of new investment commitments in new portfolio companies(2)	58	54
Average new investment commitment amount	$25,999	$53,977
Weighted average term for new debt investment commitments (in years)	6.2	6.0
Percentage of new debt investment commitments at floating rates	94.8%	98.3%
Percentage of new debt investment commitments at fixed rates	5.2%	1.7%
Weighted average interest rate of new debt investment commitments(3)	8.0%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.0%	5.3%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.65% and 4.31% as of December 31, 2025 and 2024, respectively.

The table below presents our investments as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$10,983,810	$10,979,070	$4,457,465	$4,451,797
Second-lien senior secured debt investments	601,494	568,641	292,835	258,538
Specialty finance debt investments	37,449	37,452	5,024	5,041
Unsecured debt investments	467,464	477,128	337,386	336,635
Preferred equity investments	1,127,105	1,072,481	764,816	686,859
Common equity investments	504,733	722,100	450,093	536,136
Specialty finance equity investments	351,675	375,812	124,553	131,513
Joint ventures	53,483	53,355	949	947
Total Investments	$14,127,213	$14,286,039	$6,433,121	$6,407,466
(1)We consider 61% and 69% of first-lien senior secured debt investments to be unitranche loans as of December 31, 2025 and December 31, 2024, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
Aerospace & Defense	2.7%	2.6%
Airlines	0.3	—
Application Software	13.6	13.6
Asset based lending and fund finance(6)	0.4	—
Banks	0.3	1.2
Beverages(1)	—	—
Building Products	0.5	0.9
Buildings & Real Estate	1.3	1.1
Capital Markets	0.8	—
Commercial Services & Supplies	0.2	0.3
Construction & Engineering(1)	0.2	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.3	3.9
Diversified Financial Services(2)	9.8	6.7
Diversified Support Services	0.2	—
Entertainment	1.4	1.9
Equity Real Estate Investment Trusts (REITs)	0.8	0.1
Food & Staples Retailing	1.3	0.4
Health Care Equipment & Supplies	2.0	—
Health Care Providers & Services	3.4	1.0
Health Care Technology	13.9	16.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.6	1.3
Industrial Conglomerates	0.7	1.4
Insurance(3)	4.4	2.0
Internet & Direct Marketing Retail	2.2	4.4
IT Services	4.2	5.5
Joint Ventures(1)(4)	0.4	—
Life Sciences Tools & Services	2.1	1.4
Media	0.9	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(5)	1.0	1.0
Professional Services	6.1	5.8
Real Estate Management & Development	0.2	0.6
Road & Rail	0.1	0.2
Specialty Retail	0.8	—
Systems Software	17.9	23.2
Thrifts & Mortgage Finance(1)	—	—
Wireless Telecommunication Services	0.5	—
Total	100.0%	100.0%
(1)As of December 31, 2025 or December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF, Blue Owl Leasing, and Stripe Blue Owl.
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
United States:
Midwest	16.3%	20.9%
Northeast	21.8	15.9
South	24.2	19.8
West	27.8	28.7
Australia	0.6	—
Brazil	0.3	0.6
Canada	2.3	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland(1)	—	1.0
Israel	—	2.3
Netherlands(1)	—	—
Norway	0.5	0.4
Spain	—	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	5.5	5.2
Total	100.0%	100.0%
(1)As of December 31, 2025 or December 31, 2024, our investment rounds to less than 0.1% of the fair value of the portfolio.
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	8.8%	9.4%
Weighted average total yield of debt and income producing securities	9.6%	10.9%
Weighted average interest rate of debt securities	9.0%	10.3%
Weighted average spread over base rate of all floating rate investments	5.4%	6.1%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of December 31, 2025, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is 0.23%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,653,599	11.6%	$497,938	7.8%
2	11,366,623	79.6	5,264,285	82.1
3	1,185,876	8.3	640,302	10.0
4	75,251	0.5	—	—
5(1)	4,690	—	4,941	0.1
Total	$14,286,039	100.0%	$6,407,466	100.0%

(1)As of December 31, 2025, our investment rounds to less than 0.1% of the fair value of the portfolio.
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$12,035,893	99.6%	$5,075,380	99.7%
Non-accrual	54,324	0.4	17,330	0.3
Total	$12,090,217	100.0%	$5,092,710	100.0%
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
Portfolio Companies
The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2025. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2025, other than Credit SLF, Blue Owl Leasing, Revolut Ribbit Holdings LLC, and Stripe Blue Owl we did not “control” any of our portfolio companies, and, other than Amergin, BOCSO, Coherent Group, Fifth Season, Halo Purchaser LLC, Help HP SCF Investor, LSI Financing DAC, LSI Financing LLC, Pluralsight, Inc., Signifyd Inc and Walker Edison Furniture Company LLC, we were not an “affiliate” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would “control” a portfolio company if we owned 25.0% or more of its voting securities or have the power to exercise control over management or policies of such portfolio company (including through a management agreement) and would be an “affiliate” of a portfolio company if we owned 5.0% or more of its voting securities.

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
6Sense Insights, Inc.(3)(4)—450 Mission Street, San Francisco, CA, 94105	Application Software	Series E-1 Preferred Stock	N/A			N/A	0.9%	1,580,642	$48,102	$37,807
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)—1100 Highland Drive, Boca Raton, Florida, 33487	Diversified Financial Services	Specialty finance equity investment	N/A			N/A	11.1%	7,365,950	9,178	9,656
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)—1100 Highland Drive, Boca Raton, Florida, 33487	Diversified Financial Services	Specialty finance debt investment	N/A		12.00%	7/2030		16,312	16,303	16,312
AAM Series 2.1 Aviation Feeder, LLC(3)(4)—1100 Highland Drive, Boca Raton, Florida, 33487	Diversified Financial Services	Specialty finance equity investment	N/A			N/A	11.1%	8,168,669	10,722	12,946
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)—1100 Highland Drive, Boca Raton, Florida, 33487	Diversified Financial Services	Specialty finance debt investment	N/A		12.00%	11/2030		21,140	21,146	21,140
Accelerate Topco Holdings, LLC(3)(4)—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	Common Units	N/A			N/A	0.0%	12,822	612	566
Accommodations Plus Technologies LLC(3)(4)(9)—265 Broadhollow Road, Melville, NY, 11747	Airlines	First lien senior secured loan	S+	5.25%		5/2032		48,844	48,379	48,112
Acorns Grow Incorporated(3)(4)(6)—5300 California Avenue, Irvine, CA, 92617	Capital Markets	Series F Preferred Stock	N/A		5.00%	N/A	<1%	572,135	11,820	11,826

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Acquia Inc.(3)(4)(9)—53 State Street, Boston, MA, 02109	Systems Software	First lien senior secured loan	S+	5.50%		10/2026		188,298	188,019	183,120
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)—1055 Dunsmuir Street, Vancouver, BC V7X 1K8, Canada	Systems Software	First lien senior secured loan	S+	5.25%		7/2030		53,987	54,003	53,987
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)—No.5 The Distillery Silverglade Business Park Leatherhead Road, Chessington, Surrey KT9 2QL, United Kingdom	Entertainment	First lien senior secured loan	S+	5.25%		7/2031		197,055	196,059	197,055
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)—4601 Six Forks Road, Raleigh, NC, 27609	Application Software	First lien senior secured loan	S+	4.50%		8/2031		52,447	51,959	51,884
Algolia, Inc.(4)—3790 El Camino Real, Palo Alto, CA, 94306	Systems Software	Series C Preferred Stock	N/A			N/A	0.2%	970,281	10,000	17,523
Algolia, Inc.(4)—3790 El Camino Real, Palo Alto, CA, 94306	Systems Software	Series D Preferred Stock	N/A			N/A	1.2%	136,776	4,000	3,027
Alpha Partners Technology Merger Corp—Empire State Building, New York, NY, 10118	Application Software	Common stock	N/A			N/A	0.0%	30,000	1,000	347
Alpha Partners Technology Merger Corp—Empire State Building, New York, NY, 10118	Application Software	Warrants	N/A			N/A	0.0%	666,666	—	360
AlphaSense, Inc.(3)(4)(9)—24 Union Square East, New York, NY, 10003	Application Software	First lien senior secured loan	S+	6.25%		6/2029		59,360	58,953	59,212
AlphaSense, LLC(3)(4)—24 Union Square East, New York, NY, 10003	Application Software	Series E Preferred Shares	N/A			N/A	0.3%	1,422,042	13,176	17,731
Amergin Asset Management, LLC(3)(4)—1100 Highland Drive, Boca Raton, Florida, 33487	Diversified Financial Services	Specialty finance equity investment	N/A			N/A	5.0%	50,000,000	783	2,137
AmeriLife Holdings LLC(3)(4)(9)—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured loan	S+	5.00%		8/2029		45,716	45,539	45,486
AmeriLife Holdings LLC(3)(4)(9)—2650 McCormick Drive, Clearwater, FL, 33759	Insurance	First lien senior secured revolving loan	S+	5.00%		8/2028		816	797	792
Anaplan, Inc.(3)(4)(9)—1450 Brickell Avenue, Miami, FL, 33131	Application Software	First lien senior secured loan	S+	4.50%		6/2029		123,741	123,741	123,741
Appfire Technologies, LLC(3)(4)(9)—1500 District Avenue, Burlington, MA, 01803	Systems Software	First lien senior secured loan	S+	4.75%		3/2028		7,343	7,345	7,343
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)—4325 Alexander Drive, Alpharetta, GA, 30022	Industrial Conglomerates	First lien senior secured revolving loan	S+	4.65%		1/2031		272	269	272
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)—4325 Alexander Drive, Alpharetta, GA, 30022	Industrial Conglomerates	First lien senior secured loan	S+	4.75%		1/2031		16,776	16,704	16,776
Arctic Wolf Networks, Inc.(3)(4)(6)—8939 Columbine Road, Eden Prairie, MN, 55347	Systems Software	Senior convertible notes	N/A		3.00%	11/2030	0.0%	130,908	183,045	183,045

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Arctic Wolf Networks, Inc.(3)(4)(9)—8939 Columbine Road, Eden Prairie, MN, 55347	Systems Software	First lien senior secured loan	S+	5.75%		2/2030		88,384	87,605	87,942
Arctic Wolf Networks, Inc.(4)—8939 Columbine Road, Eden Prairie, MN, 55347	Systems Software	Preferred Stock	N/A			N/A	0.0%	3,032,840	25,036	28,149
Armstrong Bidco Limited(3)(4)(19)—Armstrong Building, Oakwood Drive Loughborough University Science & Enterprise Park, Loughborough LE11 3QF, United Kingdom	Application Software	First lien senior secured GBP term loan	SA+	5.25%		6/2029		£16,173	20,205	21,645
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)—1210 AvidXchange Lane, Charlotte, NC, 28206	Application Software	First lien senior secured loan	S+	4.25%		10/2032		36,960	36,779	36,775
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)—3300 North Triumph Boulevard, Lehi, UT, 84043	Application Software	First lien senior secured loan	S+	4.15%		7/2031		34,579	34,437	34,579
Associations Finance, Inc.(3)(4)(6)—5401 North Central Expressway, Dallas, TX, 75205	Buildings & Real Estate	Unsecured notes	N/A		14.25%	5/2030	0.0%	45,790	45,689	45,790
Associations, Inc.(3)(4)(9)—5401 North Central Expressway, Dallas, TX, 75205	Buildings & Real Estate	First lien senior secured loan	S+	6.50%		7/2028		137,330	137,223	137,330
Asurion, LLC(3)(8)—140 11th Avenue North, Nashville, TN, 37203	Insurance	First lien senior secured loan	S+	4.25%		8/2028		18,249	18,171	18,272
Asurion, LLC(3)(8)—140 11th Avenue North, Nashville, TN, 37203	Insurance	Second lien senior secured loan	S+	5.25%		1/2028		10,833	10,741	10,781
Athenahealth Group Inc.(3)(8)—Boston Landing, Boston, MA, 02135	Health Care Technology	First lien senior secured loan	S+	2.75%		2/2029		3,458	3,425	3,462
Aurelia Netherlands B.V.(3)(4)(14)—Grensen 5, Oslo, 0159, Norway	Internet & Direct Marketing Retail	First lien senior secured EUR term loan	E+	4.75%		5/2031		€64,942	73,397	76,271
Axonius, Inc.(4)—41 Madison Avenue, New York, NY, 10010	Systems Software	Series E Preferred Stock	N/A			N/A	0.4%	1,733,274	8,149	10,000
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)—3347 Michelson Drive, Irvine, CA, 92612	Systems Software	First lien senior secured loan	S+	6.00%		3/2031		94,049	93,224	94,049
Bamboo US BidCo LLC(3)(4)(14)—1 Baxter Parkway, Deerfield, IL, 60015	Life Sciences Tools & Services	First lien senior secured EUR term loan	E+	5.00%		9/2030		€15,539	16,720	18,250
Bamboo US BidCo LLC(3)(4)(8)—1 Baxter Parkway, Deerfield, IL, 60015	Life Sciences Tools & Services	First lien senior secured delayed draw term loan	S+	5.06%		9/2030		2,852	2,835	2,852
Bamboo US BidCo LLC(3)(4)(9)—1 Baxter Parkway, Deerfield, IL, 60015	Life Sciences Tools & Services	First lien senior secured delayed draw term loan	S+	5.00%		9/2030		32,217	32,194	32,217
Barracuda Parent, LLC(3)(4)(9)—3175 Winchester Boulevard, Campbell, CA, 95008	Systems Software	Second lien senior secured loan	S+	7.00%		8/2030		55,875	44,798	40,509

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Barracuda Parent, LLC(3)(4)(9)—3175 Winchester Boulevard, Campbell, CA, 95008	Systems Software	First lien senior secured loan	S+	6.50%		8/2029		20,442	19,931	17,989
Barracuda Parent, LLC(3)(9)—3175 Winchester Boulevard, Campbell, CA, 95008	Systems Software	First lien senior secured loan	S+	4.50%		8/2029		22,800	20,476	18,404
Baypine Commander Co-Invest, LP(3)(4)—310 East 4500 South, Salt Lake City, UT, 84107	Life Sciences Tools & Services	LP Interest	N/A			N/A	0.0%	$1,807	1,818	1,979
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)—1 West Elm Street, Conshohocken, PA, 19428	Systems Software	First lien senior secured loan	S+	2.50%	3.00%	10/2028		158,041	158,069	158,041
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)—1 West Elm Street, Conshohocken, PA, 19428	Systems Software	First lien senior secured revolving loan	S+	5.00%		10/2027		3,257	3,234	3,257
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)—50 Executive Parkway, Hudson, OH, 44236	Health Care Technology	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		24,701	24,464	24,455
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)—50 Executive Parkway, Hudson, OH, 44236	Health Care Technology	First lien senior secured revolving loan	S+	5.75%		8/2026		10,193	10,166	10,071
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)—50 Executive Parkway, Hudson, OH, 44236	Health Care Technology	First lien senior secured loan	S+	5.75		8/2028		112,966	112,138	111,836
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)—11818 I Street, Omaha, NE, 68137	Household Durables	First lien senior secured loan	S+	6.50%		12/2028		83,345	83,166	83,345
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)—420 North 5th Street, Minneapolis, MN, 55401	Professional Services	Senior convertible notes	N/A		5.50%	8/2030	0.0%	4,740	4,694	4,694
BEHP Co-Investor II, L.P.(3)(4)—11511 Reed Hartman Highway, Blue Ash, OH, 45241	Health Care Technology	LP Interest	N/A			N/A	0.0%	$2,540	1,901	3,668
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)—Postbus 14674, 1001 LD Amsterdam, The Netherlands	Application Software	Extended Series C Warrants	N/A			N/A	0.0%	191,530	1,174	214
Blackhawk Network Holdings, Inc.(3)(9)—6220 Stoneridge Mall Rd, Pleasanton, CA, 94588	Diversified Financial Services	First lien senior secured loan	S+	4.00%		3/2029		89,496	89,464	89,836
Blend Labs, Inc.(3)(4)—415 Kearny Street, San Francisco, CA, 94108	Thrifts & Mortgage Finance	Warrants	N/A			N/A	0.2%	299,215	1,625	2
Blue Owl Credit SLF LLC(3)(5)—399 Park Avenue, 37th Floor, New York, NY 10022	Joint Venture	LLC Interest	N/A			N/A	0.0%	$30,875	30,885	30,760
Blue Owl Cross-Strategy Opportunities LLC(3)(5)—399 Park Avenue, New York, NY 10022	Asset Based Lending and Fund Finance	Specialty finance equity investment	N/A			N/A	0.0%	$57,713	57,713	57,713
Blue Owl Leasing LLC(3)(5)—399 Park Avenue, 37th Floor, New York, NY 10022	Joint Venture	LLC Interest	N/A			N/A	7.9%	$5,105	5,105	5,102
Bolt Technology OÜ(4)—Vana-Lõuna tn 15, 10134 Tallinn, Estonia	Road & Rail	Preferred Stock	N/A			N/A	0.2%	43,478	11,318	12,476

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)—2103 CityWest Boulevard, Houston, TX, 77042	Application Software	First lien senior secured loan	S+	3.00%	7/2031		29,775	29,523	29,674
Bracket Intermediate Holding Corp.(3)(4)(9)—785 Arbor Way, Blue Bell, PA, 19422	Life Sciences Tools & Services	First lien senior secured loan	S+	4.75%	10/2031		36,425	36,069	36,061
Brex, Inc.(3)(4)—650 South 500 West, Salt Lake City, UT, 84101	Diversified Financial Services	Class A Units	N/A		N/A	0.0%	1,358,335	9,997	9,997
Brex, Inc.(4)—650 South 500 West, Salt Lake City, UT, 84101	Diversified Financial Services	Preferred Stock	N/A		N/A	0.0%	143,943	5,012	3,678
Bristol Hospice L.L.C.(3)(4)(9)—206 North 2100 West, Salt Lake City, UT, 84116	Health Care Providers & Services	First lien senior secured loan	S+	5.00%	8/2032		18,258	18,168	18,258
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)—1 West Elm Street, Conshohocken, PA, 19428	Systems Software	Common Units	N/A		N/A	0.4%	12,692,160	12,692	21,299
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)—11D South Gold Drive, Hamilton, NJ, 08691	Diversified Financial Services	First lien senior secured loan	S+	5.50%	12/2028		150,601	150,344	150,601
BusinessSolver.com, Inc.(3)(4)(9)—1025 Ashworth Road, West Des Moines, IA, 50265	Application Software	First lien senior secured loan	S+	4.50%	12/2032		84,467	84,048	84,045
CALABRIO, INC.(3)(4)(9)—241 North 5th Avenue, Minneapolis, MN, 55401	Application Software	First lien senior secured loan	S+	4.00%	11/2032		10,000	9,505	9,500
Cambrex Corporation(3)(4)(8)—One Meadowlands Plaza, East Rutherford, NJ, 07073	Health Care Equipment & Supplies	First lien senior secured loan	S+	4.50%	3/2032		39,261	38,872	39,261
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)—3025 Windward Plaza, Alpharetta, GA, 30005	Application Software	First lien senior secured loan	S+	5.50%	8/2027		76,468	75,836	74,819
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)—9363 East Bahia Drive, Scottsdale, AZ, 85260	Wireless Telecommunication Services	First lien senior secured loan	S+	5.00%	5/2032		74,926	74,221	74,926
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)—444 West Lake Street, Chicago, IL, 60606	Capital Markets	First lien senior secured loan	S+	4.75%	6/2030		19,829	19,652	19,829
Certinia Inc.(3)(4)(9)—301 Congress Avenue, Austin, TX, 78701	Professional Services	First lien senior secured loan	S+	4.50%	8/2031		231,597	231,242	231,018
Chrome Investors LP(3)(4)—5301 Southwest Parkway, Austin, TX, 78735	Systems Software	LP Interest	N/A		N/A	N/A	$16,407	16,417	16,407
Circle Internet Services, Inc.(4)—2261 Market Street, San Francisco, CA, 94114	Systems Software	Subordinated Convertible Security	N/A		N/A	N/A	759	759	759
Circle Internet Services, Inc.(4)—2261 Market Street, San Francisco, CA, 94114	Systems Software	Warrants	N/A		N/A	0.1%	244,580	6	538

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Circle Internet Services, Inc.(4)—2261 Market Street, San Francisco, CA, 94114	Systems Software	Series D Preferred Stock	N/A			N/A	4.5%	2,934,961	15,000	14,175
Circle Internet Services, Inc.(4)—2261 Market Street, San Francisco, CA, 94114	Systems Software	Series E Preferred Stock	N/A			N/A	4.5%	821,806	6,917	4,978
Circle Internet Services, Inc.(4)—2261 Market Street, San Francisco, CA, 94114	Systems Software	Series F Preferred Stock	N/A			N/A	4.5%	75,876	1,500	788
CivicPlus, LLC(3)(4)(9)—302 South 4th Street, Manhattan, KS, 66502	Application Software	First lien senior secured loan	S+	3.25%	2.75%	8/2030		92,655	92,235	92,655
CivicPlus, LLC(3)(4)(9)—302 South 4th Street, Manhattan, KS, 66502	Application Software	First lien senior secured delayed draw term loan	S+	5.50%		8/2030		12,669	12,606	12,669
CloudPay, Inc.(3)(4)(6)—Kingsgate House, Newbury Road, Andover, Hampshire SP10 4DU, United Kingdom	Professional Services	Series E Preferred Stock	N/A		13.50%	N/A	3.6%	87,370	22,661	22,653
CloudPay, Inc.(3)(4)(9)—Kingsgate House, Newbury Road, Andover, Hampshire SP10 4DU, United Kingdom	Professional Services	First lien senior secured loan	S+	7.50%		7/2029		24,500	24,263	23,582
Coherent Group Inc.(3)(4)(6)—1450 Broadway, New York, NY, 10018	Insurance	Convertible notes	N/A	5.30%		3/2027	0.0%	3,029	3,029	3,029
Coherent Group Inc.(4)—1450 Broadway, New York, NY, 10018	Insurance	Series B Preferred Shares	N/A			N/A	8.7%	456,035	12,210	13,506
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)—3803 West Chester Pike, Newtown Square, PA, 19073	Health Care Technology	First lien senior secured loan	S+	4.75%		10/2029		47,428	47,460	47,309
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)—310 East 4500 South, Salt Lake City, UT, 84107	Life Sciences Tools & Services	First lien senior secured loan	S+	4.75%		6/2032		33,050	32,876	33,050
Computer Services, Inc. (dba CSI)(3)(4)(9)—3901 Technology Drive, Paducah, KY, 42001	Diversified Financial Services	First lien senior secured loan	S+	4.50%		11/2031		229,153	228,937	229,153
ConnectWise, LLC(3)(9)—400 North Tampa Street, Tampa, FL, 33602	Systems Software	First lien senior secured loan	S+	3.50%		9/2028		3,026	3,025	2,967
CoreTrust Purchasing Group LLC(3)(4)(8)—601 11th Avenue North, Nashville, TN, 37203	Diversified Support Services	First lien senior secured loan	S+	5.00%		10/2029		34,488	34,508	34,488
Cornerstone OnDemand, Inc.(3)(4)(8)—1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Professional Services	Second lien senior secured loan	S+	6.50%		10/2029		71,667	71,056	64,500
Coupa Holdings, LLC(3)(4)(9)—950 Tower Lane, Foster City, CA, 94404	Application Software	First lien senior secured loan	S+	5.25%		2/2030		84,313	84,371	84,313
Covetrus, Inc.(3)(4)(9)—12 Mountfort Street, Portland, ME, 04101	Health Care Providers & Services	Second lien senior secured loan	S+	9.25%		10/2030		75,000	73,534	72,563
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)—302 South 4th Street, Manhattan, KS, 66502	Application Software	Unsecured notes	S+		11.75%	6/2034	0.0%	28,682	28,441	28,682

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Creek Parent, Inc. (dba Catalent)(3)(4)(8)—200 Crossing Boulevard, Bridgewater, NJ, 08807	Life Sciences Tools & Services	First lien senior secured loan	S+	5.00%		12/2031		173,577	171,927	172,709
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)—188 Spear Street, San Francisco, CA, 94105	Systems Software	First lien senior secured loan	S+	6.75%		11/2030		213,236	211,129	211,637
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)—2222 West Dunlap Avenue, Phoenix, AZ, 85021	Health Care Technology	First lien senior secured loan	S+	5.00%		8/2031		157,173	156,961	157,173
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)—2222 West Dunlap Avenue, Phoenix, AZ, 85021	Health Care Technology	First lien senior secured delayed draw term loan	S+	4.75%		8/2031		41,781	41,551	41,572
Databricks, Inc.(3)(4)(8)—160 Spear Street, 15th Floor, San Francisco, CA, 94105	Systems Software	First lien senior secured loan	S+	4.50%		1/2031		114,694	114,233	114,694
Deerfield Dakota Holdings(3)(4)(9)—One World Trade Center, New York, NY, 10007	Diversified Financial Services	First lien senior secured loan	S+	3.00%	2.75%	9/2032		127,462	126,851	126,825
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)—221 Main Street, San Francisco, CA, 94105	Systems Software	First lien senior secured loan	S+	5.75		3/2028		104,640	103,571	104,640
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)—2390 Mission College Boulevard, Santa Clara, CA, 95054	Systems Software	Second lien senior secured loan	S+	5.25%		11/2030		30,000	29,976	29,514
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)—5335 Gate Parkway, Jacksonville, FL, 32256	Capital Markets	First lien senior secured loan	S+	5.50%		8/2032		86,364	85,115	85,068
Diamond Insure Bidco (dba Acturis)(3)(4)(14)—100 Hatton Garden, London , EC1N 8NX, United Kingdom	Insurance	First lien senior secured EUR term loan	E+	3.75%		7/2031		€8,121	8,678	9,538
Diamond Insure Bidco (dba Acturis)(3)(4)(19)—100 Hatton Garden, London , EC1N 8NX, United Kingdom	Insurance	First lien senior secured GBP term loan	SA+	4.00%		7/2031		£23,926	30,530	32,181
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)—61 West 23rd Street, New York, NY, 10010	Application Software	Preferred Stock	N/A		10.50%	N/A	0.0%	15,000	23,489	22,488
Dodge Construction Network Holdings, L.P.(3)(4)—56 Broad Street, Boston, MA, 02109	Construction & Engineering	Class A-2 Common Units	N/A			N/A	0.7%	3,333,333	2,841	400
Dodge Construction Network Holdings, L.P.(3)(4)(6)—56 Broad Street, Boston, MA, 02109	Construction & Engineering	Series A Preferred Units	N/A		8.25%	N/A	0.7%	—	69	46
Dodge Construction Network LLC(3)(4)(9)—56 Broad Street, Boston, MA, 02109	Construction & Engineering	First lien senior secured loan	S+	4.75%		2/2029		6,035	5,018	4,797
Dodge Construction Network LLC(3)(9)—56 Broad Street, Boston, MA, 02109	Construction & Engineering	First lien senior secured loan	S+	6.25%		1/2029		4,352	4,282	4,363

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Eagan Parent, Inc. (dba Elite)(3)(4)(9)—675 3rd Avenue, New York, NY, 10017	Diversified Consumer Services	First lien senior secured loan	S+	4.25%		9/2032		23,675	23,560	23,556
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)—2501 Weston Parkway, Cary, NC, 27513	Building Products	First lien senior secured loan	S+	5.25%		11/2027		74,848	74,584	74,848
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)—500 108th Avenue Northeast, Bellevue, WA, 98004	Application Software	First lien senior secured loan	S+	6.50%		1/2031		105,186	104,237	104,397
Elliott Alto Co-Investor Aggregator L.P.(3)(4)—851 Cypress Creek Road, Fort Lauderdale, FL, 33309	Systems Software	LP Interest	N/A			N/A	0.2%	$14,627	21,934	33,569
Engage Debtco Limited(3)(4)(9)—Courtyard House, The Weighbridge Brewery, High St, Marlow SL7 2FF, United Kingdom	Health Care Providers & Services	First lien senior secured loan	S+	3.18%	2.75%	7/2029		16,048	15,724	15,205
Engage Debtco Limited(3)(4)(9)—Courtyard House, The Weighbridge Brewery, High St, Marlow SL7 2FF, United Kingdom	Health Care Providers & Services	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029		5,210	5,109	4,937
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)—1818 Market Street, Philadelphia, PA, 19103	Health Care Providers & Services	First lien senior secured loan	S+	4.75%		1/2032		79,855	79,095	79,855
EShares, Inc. (dba Carta)(4)—333 Bush Street, San Francisco, CA, 94104	Application Software	Series E Preferred Stock	N/A			N/A	0.1%	186,904	2,008	4,547
Excalibur CombineCo, L.P.(3)(4)—1051 East Hillsdale Boulevard, Foster City, CA, 94404	Systems Software	Class A Units	N/A			N/A	0.1%	97,502	99,452	61,132
Fifth Season Investments LLC(3)(4)—201 Broad St, Suite 500, Stamford, Connecticut 06901, US, Stamford, CT, 06901	Insurance	Specialty finance equity investment	N/A			N/A	0.0%	17	173,870	184,468
Finastra USA, Inc.(3)(4)(9)—4 Kingdom Street, Paddington, London W2 6BD, United Kingdom	Banks	First lien senior secured loan	S+	7.25%		9/2029		42,236	42,153	42,553
Flexera Software LLC(3)(4)(13)—300 Park Boulevard, Itasca, IL, 60143	IT Services	First lien senior secured EUR term loan	E+	4.50%		8/2032		€5,300	6,193	6,210
Flexera Software LLC(3)(4)(9)—300 Park Boulevard, Itasca, IL, 60143	IT Services	First lien senior secured loan	S+	4.50%		8/2032		20,995	20,927	20,942
Forescout Technologies, Inc.(3)(4)(9)—300 Santana Row, San Jose, CA, 95128	Systems Software	First lien senior secured loan	S+	4.50%		5/2032		154,570	154,104	153,797
Foundation Consumer Brands, LLC(3)(4)(9)—1190 Omega Drive, Pittsburgh, PA, 15205	Pharmaceuticals	First lien senior secured loan	S+	5.00%		2/2029		20,983	20,896	20,878
Gainsight, Inc.(3)(4)(9)—350 Bay Street, San Francisco, CA, 94133	Application Software	First lien senior secured loan	S+	5.75%		7/2027		67,754	67,462	67,754
Galway Borrower LLC(3)(4)(9)—1 California Street, San Francisco, CA 94111	Insurance	First lien senior secured delayed draw term loan	S+	4.50%		9/2028		351	350	351

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Gerson Lehrman Group, Inc.(3)(4)(9)—60 East 42nd Street, New York, NY, 10165	Professional Services	First lien senior secured loan	S+	5.00%		12/2028		37,696	37,567	37,696
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)—115 East Stevens Avenue, Valhalla, NY, 10595	Health Care Technology	First lien senior secured loan	S+	6.00%		10/2028		26,677	26,410	25,877
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)—115 East Stevens Avenue, Valhalla, NY, 10595	Health Care Technology	First lien senior secured revolving loan	S+	6.00%		10/2027		295	281	229
Granicus, Inc.(3)(4)(9)—1999 Broadway, Denver, CO, 80202	Application Software	First lien senior secured loan	S+	3.50%	2.00%	1/2031		3,972	3,958	3,972
Granicus, Inc.(3)(4)(9)—1999 Broadway, Denver, CO, 80202	Application Software	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031		588	584	587
Greenway Health, LLC(3)(4)(9)—4301 West Boy Scout Boulevard, Tampa, FL, 33607	Health Care Technology	First lien senior secured loan	S+	6.75%		4/2029		18,718	18,496	18,437
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)—8529 Six Forks Road, Raleigh, NC, 27615	Application Software	First lien senior secured loan	S+	5.25%		5/2028		54,329	54,265	53,747
Gusto, Inc.(3)(4)(9)—525 20th Street, San Francisco, CA, 94107	Application Software	First lien senior secured loan	S+	4.50%		11/2030		46,280	46,111	46,107
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)—140 East Ridgewood Avenue, Paramus, NJ, 07652	Systems Software	First lien senior secured loan	S+	6.50%		4/2027		148,144	147,874	148,144
Halo Purchaser, LLC(3)(4)—11095 Viking Drive, Eden Prairie, MN, 55344	Systems Software	Class H Warrant Units	N/A			N/A	0.0%	67,301	1,686	1,686
Halo Purchaser, LLC(3)(4)(6)—11095 Viking Drive, Eden Prairie, MN, 55344	Systems Software	Class B PIK Preferred Equity	N/A		6.00%	N/A	0.0%	45,000	51,884	41,809
HARNESS INC.(4)—2317 Broadway Street, Redwood City, CA, 94063	Systems Software	Series D Preferred Stock	N/A			N/A	0.6%	1,022,648	9,169	14,376
Help HP SCF Investor, LP(3)(4)—11095 Viking Drive, Eden Prairie, MN, 55344	Systems Software	LP Interest	N/A			N/A	1.5%	$59,333	59,392	44,890
Hg Genesis 8 Sumoco Limited(3)(4)(19)—2 More London Riverside, London SE1 2AP, United Kingdom	Diversified Financial Services	Unsecured facility	SA+	7.50%		9/2027		£13,504	17,026	18,164
Hg Genesis 9 SumoCo Limited(3)(4)(14)—2 More London Riverside, London SE1 2AP, United Kingdom	Diversified Financial Services	Unsecured facility	E+		6.25%	3/2029		€58,971	64,063	69,258
Hg Saturn Luchaco Limited(3)(4)(19)—2 More London Riverside, London SE1 2AP, United Kingdom	Diversified Financial Services	Unsecured facility	SA+		8.25%	3/2027		£43,398	55,360	58,373
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)—470 Atlantic Avenue, Boston, MA, 02210	Health Care Technology	First lien senior secured loan	S+	2.75%	2.25%	6/2032		94,390	93,487	93,446
Hyland Software, Inc.(3)(4)(9)—28105 Clemens Road, Westlake, OH, 44145	Health Care Technology	First lien senior secured loan	S+	5.00%		9/2030		148,299	148,345	148,299

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)—10 Fan Pier Boulevard, Boston, MA, 02210	Diversified Consumer Services	First lien senior secured loan	S+	4.50%		1/2030		30,068	30,068	30,068
Illumio, Inc.(4)—920 De Guigne Drive, Sunnyvale, CA, 94085	Systems Software	Common stock	N/A			N/A	<1%	358,365	2,432	1,725
Illumio, Inc.(4)—920 De Guigne Drive, Sunnyvale, CA, 94085	Systems Software	Series F Preferred Stock	N/A			N/A	<1%	2,483,618	16,684	16,249
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Health Care Technology	First lien senior secured loan	S+	4.00%	2.50%	12/2030		136,382	134,721	133,655
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Health Care Technology	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		2,085	2,084	2,044
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)—8 Penn Center, 1628 JFK Boulevard, Philadelphia, PA, 19103	Health Care Technology	First lien senior secured revolving loan	S+	6.00%		6/2030		9,906	9,756	9,645
Infobip Inc.(3)(4)(9)—35 – 38 New Bridge Street, London EC4V 6BW, United Kingdom	Application Software	First lien senior secured loan	S+	5.50%		6/2029		67,366	66,478	66,692
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)—38955 Hills Tech Drive, Farmington Hills, MI, 48331	Beverages	First lien senior secured loan	S+	6.25%		3/2027		1,909	1,891	1,904
Inovalon Holdings, Inc.(3)(4)(9)—4321 Collington Road, Bowie, MD, 20716	Health Care Technology	First lien senior secured loan	S+	2.75%	2.75%	11/2028		193,192	192,951	189,328
Inovalon Holdings, Inc.(3)(4)(9)—4321 Collington Road, Bowie, MD, 20716	Health Care Technology	Second lien senior secured loan	S+		8.50%	11/2033		77,128	77,128	70,958
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)—302 South 4th Street, Manhattan, KS, 66502	Application Software	LP Interest	N/A			N/A	0.2%	$2,292	2,292	3,023
Integrity Marketing Acquisition, LLC(3)(4)(9)—1445 Ross Avenue, Dallas, TX, 75202	Insurance	First lien senior secured loan	S+	5.00%		8/2028		90,977	90,778	90,977
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)—305 Church at North Hills Street, Raleigh, NC, 27609	Health Care Technology	First lien senior secured loan	S+	6.50%		8/2026		163,146	162,864	163,146
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)—One Beacon Street, Boston, MA, 02108	Health Care Technology	First lien senior secured loan	S+	5.75%		3/2028		116,636	116,035	116,016
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)—203 North LaSalle Street, Chicago, IL, 60601	Food & Staples Retailing	First lien senior secured loan	S+	4.25%		12/2029		187,088	187,024	187,088
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)—1811 Aston Avenue, Carlsbad, CA, 92008	Insurance	First lien senior secured loan	S+	4.50%		11/2032		3,261	3,245	3,245

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Jeppesen Holdings, LLC(3)(4)(9)—55 Inverness Drive East, Denver, CO, 80112	Aerospace & Defense	First lien senior secured loan	S+	4.75%		10/2032		44,089	43,758	43,758
JS Parent, Inc. (dba Jama Software)(3)(4)(9)—135 Southwest Taylor, Portland, OR, 97204	Application Software	First lien senior secured loan	S+	4.75%		4/2031		27,011	26,964	27,011
JumpCloud, Inc.(4)—361 Centennial Parkway, Louisville, CO, 80027	IT Services	Series B Preferred Stock	N/A			N/A	1.6%	756,590	4,531	782
JumpCloud, Inc.(4)—361 Centennial Parkway, Louisville, CO, 80027	IT Services	Series F Preferred Stock	N/A			N/A	1.6%	6,679,245	40,017	28,343
Juniper Square, Inc.(3)(4)—555 Montgomery Street, San Francisco, CA, 94111	Diversified Financial Services	Warrants	N/A			N/A	0.2%	40,984	2,128	1,471
Kajabi Holdings, LLC(4)—880 Newport Center Drive, Newport Beach, CA, 92660	Internet & Direct Marketing Retail	Senior Preferred Class D Units	N/A			N/A	2.2%	4,126,175	50,025	39,573
Kaseya Inc.(3)(8)—701 Brickell Avenue, Miami, FL, 33131	IT Services	First lien senior secured loan	S+	3.00%		3/2032		69,475	69,196	69,482
Kaseya Inc.(3)(8)—701 Brickell Avenue, Miami, FL, 33131	IT Services	Second lien senior secured loan	S+	5.00%		3/2033		19,884	19,813	19,417
Klarna Holding AB(3)(4)(9)—Sveavägen 46, 111 34 Stockholm, Sweden	Consumer Finance	Subordinated Floating Rate Notes	S+	7.00%		4/2034	0.0%	65,334	65,358	65,334
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)—701 Brickell Avenue, Miami, FL, 33131	IT Services	Perpetual Preferred Stock	S+		10.75%	N/A	0.0%	44,100	61,572	60,612
KPCI Co-Invest 2, L.P.(3)(4)—3001 Red Lion Road, Philadelphia, PA, 19114	Health Care Equipment & Supplies	Class A Units	N/A			N/A	0.1%	587,621	5,876	5,876
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)—600 Park Offices Drive, Durham, NC, 27713	Health Care Providers & Services	Class A Interest	N/A			N/A	0.1%	317	3,521	4,401
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)—600 Park Offices Drive, Durham, NC, 27713	Health Care Providers & Services	First lien senior secured loan	S+	5.00%		12/2029		88,879	88,274	88,656
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)—1830 Colonial Village Lane, Lancaster, PA, 17601	Application Software	First lien senior secured loan	S+	4.50%		12/2031		16,986	16,795	16,794
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)—Alameda Vicente Pinzon, 173 173 - Vila Olimpia, São Paulo, Brazil	Internet & Direct Marketing Retail	Series E Preferred Stock	N/A			N/A	1.4%	19,499	42,496	39,383
Litera Bidco LLC(3)(4)(8)—550 West Jackson Boulevard, Chicago, IL, 60661	Diversified Consumer Services	First lien senior secured loan	S+	5.00%		5/2028		187,762	187,235	187,762
LogRhythm, Inc.(3)(4)(9)—1051 East Hillsdale Boulevard, Foster City, CA, 94404	Systems Software	First lien senior secured loan	S+	7.50%		7/2029		4,750	4,642	4,548
LSI Financing 1 DAC(3)(4)—Victoria Building, 1-2 Haddington Rd, Dublin D04 XN32, Ireland	Pharmaceuticals	Specialty finance equity investment	N/A			N/A	0.0%	$6,748	7,043	6,657

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
LSI Financing LLC(3)(5)—1521 Concord Pike, Suite 201, Wilmington, DE 19803	Pharmaceuticals	Specialty finance equity investment	N/A			N/A	13.9%	$93,314	92,366	102,235
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)—2220 University Ave E, Waterloo, ON N2K 0A2, Canada	Application Software	First lien senior secured loan	S+	4.50%		7/2028		175,008	175,081	175,008
ManTech International Corporation(3)(4)(9)—2251 Corporate Park Drive, Herndon, VA, 20171	Aerospace & Defense	First lien senior secured loan	S+	4.50%		9/2029		75,738	75,786	75,738
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)—Level 5, 155 Clarence Street, Sydney NSW 2000 Australia	Specialty Retail	First lien senior secured loan	S+	4.50%		12/2032		77,652	77,652	77,458
MINDBODY, Inc.(3)(4)(9)—689 Tank Farm Road, San Luis Obispo, CA, 93401	Hotels, Restaurants & Leisure	First lien senior secured loan	S+	6.00		9/2027		72,962	72,816	72,962
Minerva Holdco, Inc.(3)(4)(6)—Boston Landing, Boston, MA, 02135	Health Care Technology	Senior A Preferred Stock	N/A		10.75%	N/A	0.0%	100,000	149,119	150,641
Ministry Brands Holdings, LLC(3)(4)(12)—10133 Sherrill Boulevard, Knoxville, TN, 37932	Application Software	First lien senior secured revolving loan	S+	4.50%		12/2027		61	57	56
Ministry Brands Holdings, LLC(3)(4)(8)—10133 Sherrill Boulevard, Knoxville, TN, 37932	Application Software	First lien senior secured loan	S+	5.50%		12/2028		8,140	8,059	8,079
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)—2001 Spring Road, Oak Brook, IL, 60523	Diversified Financial Services	First lien senior secured loan	S+	5.00%		6/2030		186,614	185,817	186,614
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)—3560 Hyland Avenue, Costa Mesa, CA, 92626	Diversified Financial Services	First lien senior secured loan	S+	4.50%		10/2032		106,139	105,622	105,608
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)—4700 Exchange Court, Boca Raton, FL, 33431	Health Care Technology	First lien senior secured loan	S+	2.50%	2.25%	4/2032		147,286	145,946	146,550
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)—4700 Exchange Court, Boca Raton, FL, 33431	Health Care Technology	Series A Preferred Units	N/A		13.00%	N/A	0.0%	32,375	34,437	34,718
Monotype Imaging Holdings Inc.(3)(4)(8)—600 Unicorn Park Drive, Woburn, MA, 01801	Media	First lien senior secured loan	S+	5.25%		2/2031		128,668	128,347	128,668
Natural Partners, LLC(3)(4)(9)—360 Albert St, Ottawa, ON K1R 7X7, Canada	Health Care Providers & Services	First lien senior secured loan	S+	4.50%		11/2030		21,882	21,802	21,882
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)—4221 West Boy Scout Boulevard, Tampa, FL, 33607	Health Care Technology	First lien senior secured loan	S+	4.50%		8/2030		10,809	10,795	10,782
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)—1450 American Lane, Schaumburg, IL, 60173	Diversified Financial Services	First lien senior secured loan	S+	4.50%		9/2028		24,106	24,079	24,106

($ in thousands) Company	Industry	Type of Investment	Interest Rate		Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Nscale Global Holdings Limited(3)(4)—16 New Burlington Place, London, W1S 2HX, United Kingdom	IT Services	Preferred equity	N/A		N/A	0.0%	$7,507	7,507	7,507
Nscale Global Holdings Limited(3)(4)—16 New Burlington Place, London, W1S 2HX, United Kingdom	IT Services	Series B Preferred Shares	N/A		N/A	0.6%	13,174	5,005	5,005
Nylas, Inc.(4)—944 Market Street, San Francisco, CA, 94102	Application Software	Series C Preferred Stock	N/A		N/A	3.1%	2,088,467	15,009	1,826
OECONNECTION LLC(3)(4)(8)—3600 Embassy Parkway, Fairlawn, OH, 44333	Specialty Retail	First lien senior secured loan	S+	4.50%	12/2032		37,471	37,284	37,285
One, Inc. Software Corporation(3)(4)(9)—620 Coolidge Drive, Folsom, CA, 95630	Insurance	First lien senior secured loan	S+	4.50%	12/2032		144,280	143,565	143,559
OneOncology, LLC(3)(4)(9)—1301 West Colonial Drive, Orlando, FL, 32804	Health Care Providers & Services	First lien senior secured loan	S+	4.75%	6/2030		50,641	50,365	50,641
OneOncology, LLC(3)(4)(9)—1301 West Colonial Drive, Orlando, FL, 32804	Health Care Providers & Services	First lien senior secured delayed draw term loan	S+	5.00%	6/2030		13,757	13,727	13,757
OneOncology, LLC(3)(4)(9)—1301 West Colonial Drive, Orlando, FL, 32804	Health Care Providers & Services	First lien senior secured delayed draw term loan	S+	4.50%	6/2030		5,735	5,655	5,652
Orange Blossom Parent, Inc.(3)(4)—9600 West Bryn Mawr Avenue, Rosemont, IL, 60018	Health Care Technology	Common Units	N/A		N/A	0.0%	16,667	1,665	1,720
Pacific BidCo Inc.(3)(4)(10)—Aeschenvorstadt 71, 4051 Basel, Switzerland	Pharmaceuticals	First lien senior secured delayed draw term loan	S+	5.75%	8/2029		10,149	9,987	10,124
Packaging Coordinators Midco, Inc.(3)(4)(19)—3001 Red Lion Road, Philadelphia, PA, 19114	Health Care Equipment & Supplies	First lien senior secured delayed draw term loan	S+	4.75%	10/2032		16,752	16,367	16,668
Packaging Coordinators Midco, Inc.(3)(4)(9)—3001 Red Lion Road, Philadelphia, PA, 19114	Health Care Equipment & Supplies	First lien senior secured loan	S+	4.75%	10/2032		145,305	143,580	144,579
Packaging Coordinators Midco, Inc.(3)(4)(9)—3001 Red Lion Road, Philadelphia, PA, 19114	Health Care Equipment & Supplies	First lien senior secured delayed draw term loan	S+	4.50%	1/2032		795	776	791
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)—1500 Solana Boulevard, Westlake, TX, 76262	IT Services	Common stock	N/A		N/A	8.3%	10,119,090	26,850	—
PDI TA Holdings, Inc.(3)(4)(9)—11675 Rainwater Drive, Alpharetta, GA, 30009	Multiline Retail	First lien senior secured loan	S+	5.50%	2/2031		28,693	28,396	28,326
Peraton Corp.(3)(9)—1875 Explorer Street, Reston, VA, 20190	Aerospace & Defense	Second lien senior secured loan	S+	7.75%	2/2029		84,551	83,925	66,212

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
PerkinElmer U.S. LLC(3)(4)(8)—710 Bridgeport Avenue, Shelton, CT, 06484	Health Care Equipment & Supplies	First lien senior secured loan	S+	4.75%		3/2029		75,065	74,616	75,065
PetVet Care Centers, LLC(3)(4)(8)—One Gorham Island Road, Westport, CT, 06880	Health Care Providers & Services	First lien senior secured loan	S+	6.00%		11/2030		76,930	74,767	69,237
PetVet Care Centers, LLC(3)(4)(8)—One Gorham Island Road, Westport, CT, 06880	Health Care Providers & Services	First lien senior secured revolving loan	S+	6.00%		11/2029		1,075	809	—
Pike Corp.(4)(9)—615 South College Street, Charlotte, NC, 28202	Construction & Engineering	First lien senior secured loan	S+	4.50%		12/2032		25,691	25,564	25,563
Pluralsight, LLC(3)(4)(9)—1500 Solana Boulevard, Westlake, TX, 76262	IT Services	First lien senior secured loan	S+	3.00%	1.50%	8/2029		30,795	30,795	30,180
Pluralsight, LLC(3)(4)(9)—1500 Solana Boulevard, Westlake, TX, 76262	IT Services	First lien senior secured loan	S+		7.50%	8/2029		35,340	34,303	28,890
Project Alpine Co-Invest Fund, LP(3)(4)—1450 Brickell Avenue, Miami, FL, 33131	Application Software	LP Interest	N/A			N/A	0.2%	$13,333	16,381	17,509
Project Hotel California Co-Invest Fund, L.P.(3)—11120 Four Points Drive, Austin, TX, 78726	Systems Software	LP Interest	N/A			N/A	0.1%	$10,739	14,721	17,480
Proofpoint, Inc.(3)(4)(14)—925 West Maude Avenue, Sunnyvale, CA, 94085	Professional Services	Second lien senior secured loan	E+	5.75%		12/2033		€57,750	65,250	67,824
Proofpoint, Inc.(3)(4)(9)—925 West Maude Avenue, Sunnyvale, CA, 94085	Professional Services	Second lien senior secured loan	S+	5.75%		12/2033		66,014	65,354	66,014
Proofpoint, Inc.(3)(9)—925 West Maude Avenue, Sunnyvale, CA, 94085	Professional Services	First lien senior secured loan	S+	3.00%		8/2028		3,135	3,127	3,148
QAD, Inc.(3)(4)(8)—101 Innovation Place, Santa Barbara, CA, 93108	Industrial Conglomerates	First lien senior secured loan	S+	4.75%		11/2027		87,260	87,260	87,260
RealPage, Inc.(3)(9)—2201 Lakeside Boulevard, Richardson, TX, 75082	Real Estate Management & Development	First lien senior secured loan	S+	3.75%		4/2028		34,738	34,594	34,814
Relativity ODA LLC(3)(4)(8)—231 South LaSalle Street, Chicago, IL, 60604	Diversified Consumer Services	First lien senior secured loan	S+	4.50%		5/2029		137,241	136,886	137,241
Replicated, Inc.(4)—8605 Santa Monica Boulevard, West Hollywood, CA, 90069	IT Services	Series C Preferred Stock	N/A			N/A	4.0%	1,277,832	20,008	5,778
Revolut Ribbit Holdings, LLC(4)—7 Westferry Circus, London E14 4HB, United Kingdom	Diversified Financial Services	LLC Interest	N/A			N/A	<1%	57,026	75,305	177,405
RL Datix Holdings (USA), Inc.(3)(4)(10)—311 South Wacker Drive, Chicago, IL, 60606	Health Care Technology	First lien senior secured loan	S+	5.00%		4/2031		104,855	104,856	104,855
RL Datix Holdings (USA), Inc.(3)(4)(19)—311 South Wacker Drive, Chicago, IL, 60606	Health Care Technology	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£48,557	65,531	65,312

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)—100 Summer Street, Boston, MA, 02110	Commercial Services & Supplies	Class A Units	N/A			N/A	0.0%	1,157	1,157	1,157
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)—100 Summer Street, Boston, MA, 02110	Commercial Services & Supplies	Class B Units	N/A			N/A	0.0%	1,156,728	—	—
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)—One Gorham Island Road, Westport, CT, 06880	Health Care Providers & Services	Series A Preferred Stock	N/A		15.00%	N/A	0.0%	8,838	11,439	9,844
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)—8000 Avalon Boulevard, Alpharetta, GA, 30009	Health Care Technology	First lien senior secured loan	S+	5.75%		8/2031		94,453	94,319	94,453
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)—8000 Avalon Boulevard, Alpharetta, GA, 30009	Health Care Technology	First lien senior secured revolving loan	S+	5.75%		5/2031		762	745	762
Saturn Ultimate, Inc.(3)(4)—1180 West Peachtree Street Northwest, Atlanta, GA, 30309	Application Software	Common stock	N/A			N/A	2.5%	5,580,593	25,008	30,241
Securonix, Inc.(3)(4)(9)—5080 Spectrum Drive, Addison, TX, 75001	Systems Software	First lien senior secured loan	S+	3.50%	3.75%	4/2029		41,073	38,729	37,069
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional Services	First lien senior secured EUR term loan	E+	6.75%		5/2028		€11,480	12,416	13,483
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional Services	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028		€261	283	307
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional Services	First lien senior secured revolving loan	S+	6.50%		5/2028		1,846	1,846	1,846
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional Services	First lien senior secured loan	S+	6.50%		5/2028		67,228	67,246	67,228
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)—23300 Haggerty Road, Farmington Hills, MI, 48335	Professional Services	First lien senior secured delayed draw term loan	S+	6.94%		5/2028		1,287	1,287	1,287
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)—100 Summer Street, Boston, MA, 02110	Commercial Services & Supplies	First lien senior secured loan	S+	5.00%		11/2032		23,856	23,621	23,618
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)—150 Parkshore Drive, Folsom, CA, 95630	IT Services	First lien senior secured loan	S+	2.50%	2.25%	10/2031		94,356	93,335	93,176
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)—150 Parkshore Drive, Folsom, CA, 95630	IT Services	First lien senior secured delayed draw term loan	S+	4.75%		10/2031		4,117	3,987	3,950

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Signifyd Inc.(4)(6)—99 Almaden Boulevard, San Jose, CA, 95113	Internet & Direct Marketing Retail	Preferred equity	N/A		9.00%	N/A	6.6%	2,755,121	151,974	156,245
Simpler Postage, Inc. (dba Easypost)(3)(4)—2600 North Ashton Boulevard, Lehi, UT, 84043	Application Software	Warrants	N/A			N/A	2.9%	216,891	2,635	2,356
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)—2600 North Ashton Boulevard, Lehi, UT, 84043	Application Software	First lien senior secured loan	S+	8.00%		6/2029		65,114	62,838	61,381
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)—86 Summit Avenue, Summit, NJ, 07901	Insurance	First lien senior secured loan	S+	4.75%		12/2031		15,992	15,842	15,992
Sitecore Holding III A/S(3)(4)(14)—101 California StreetFloor 16, San Francisco, CA, 94111	Systems Software	First lien senior secured EUR term loan	E+	7.00%		3/2029		€128,813	137,852	151,285
Sitecore Holding III A/S(3)(4)(9)—101 California StreetFloor 16, San Francisco, CA, 94111	Systems Software	First lien senior secured loan	S+	7.00%		3/2029		22,333	22,294	22,333
Sitecore USA, Inc.(3)(4)(9)—101 California StreetFloor 16, San Francisco, CA, 94111	Systems Software	First lien senior secured loan	S+	7.00		3/2029		134,589	134,351	134,589
SLA Eclipse Co-Invest, L.P.—3601 Walnut Street, Denver, CO, 80205	Diversified Consumer Services	LP Interest	N/A			N/A	0.9%	$15,000	15,308	19,884
Smarsh Inc.(3)(4)(9)—851 South West 6th Avenue, Portland, OR, 97204	Diversified Financial Services	First lien senior secured revolving loan	S+	4.75%		2/2029		90,327	90,041	89,849
Sophos Holdings, LLC(3)(8)—Abingdon Science Park, Abingdon OX14 3YP, United Kingdom	Systems Software	First lien senior secured loan	S+	3.50%		3/2027		14,464	14,481	14,462
Sovos Compliance, LLC(3)(8)—200 Ballardvale Street, Wilmington, MA, 01887	Professional Services	First lien senior secured loan	S+	3.25%		8/2029		19,207	19,207	19,251
Space Exploration Technologies Corp.(3)(4)—1 Rocket Road, Hawthorne, CA, 90250	Aerospace & Defense	Class A Common Stock	N/A			N/A	0.0%	419,311	23,013	162,425
Space Exploration Technologies Corp.(3)(4)—1 Rocket Road, Hawthorne, CA, 90250	Aerospace & Defense	Class C Common Stock	N/A			N/A	0.0%	84,250	4,011	32,635
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)—225 Varick Street, New York, NY, 10014	IT Services	First lien senior secured loan	S+	3.75%		10/2031		133,270	133,270	133,270
Storable Intermediate Holdings, LLC(3)(4)(8)—10900 Research Boulevard, Austin, TX, 78759	Equity Real Estate Investment Trusts (REITs)	First lien senior secured loan	S+		6.00%	4/2032		109,040	108,562	109,040
Storable, Inc.(3)(8)—10900 Research Boulevard, Austin, TX, 78759	Equity Real Estate Investment Trusts (REITs)	First lien senior secured loan	S+	3.25%		4/2031		9,926	9,894	9,964
Stripe Blue Owl Holdings LLC(3)(5)—399 Park Avenue, 37th Floor, New York, NY 10022	Joint Venture	LLC Interest	N/A			N/A	0.0%	$17,493	17,493	17,493

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)—1601 Cloverfield Boulevard, Santa Monica, CA, 90404	Professional Services	Series A Preferred Stock	N/A		10.50%	N/A	0.0%	28,000	42,704	36,535
Talon MidCo 2 Limited(3)(4)(8)—10 Summer Street, Boston, MA, 02132	Systems Software	First lien senior secured loan	S+	4.93%		8/2028		35,627	35,617	35,627
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)—3207 Grey Hawk Court, Carlsbad, CA, 92029	Application Software	First lien senior secured loan	S+	5.00%		3/2029		12,927	12,799	12,927
Themis Solutions Inc. (dba Clio)(3)(4)(8)—Suite 300 4611 Canada Way, Burnaby, BC V5G, 4X3, Canada	Diversified Consumer Services	First lien senior secured loan	S+	1.75%	3.75%	10/2032		80,606	79,822	79,800
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)—4890 West Kennedy Boulevard, Tampa, FL, 33609	Professional Services	First lien senior secured loan	S+	5.25%		6/2028		138,359	137,768	138,359
Thunder Topco L.P. (dba Vector Solutions)(3)(4)—4890 West Kennedy Boulevard, Tampa, FL, 33609	Professional Services	Common Units	N/A			N/A	0.7%	7,857,410	7,857	9,348
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)—33 Arch Street, Boston, MA, 02110	Professional Services	First lien senior secured loan	N/A		11.50%	5/2029		53,901	51,177	52,284
TravelPerk, Inc.(3)(4)—33 Arch Street, Boston, MA, 02110	Professional Services	Warrants	N/A			N/A	0.6%	259,807	4,447	5,764
Tricentis Operations Holdings, Inc.(3)(4)(9)—5301 Southwest Parkway, Austin, TX, 78735	Systems Software	First lien senior secured loan	S+	1.38%	4.88%	2/2032		116,810	115,821	115,642
Trucordia Insurance Holdings, LLC(3)(4)(8)—2745 West 600 North, Lindon, UT, 84042	Insurance	Second lien senior secured loan	S+	5.75%		6/2033		60,500	59,919	60,349
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)—150 Hilton Drive, Jeffersonville, IN, 47130	Health Care Providers & Services	First lien senior secured loan	S+	5.00%		9/2031		8,820	8,806	8,820
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)—150 Hilton Drive, Jeffersonville, IN, 47130	Health Care Providers & Services	First lien senior secured loan	S+	4.75%		9/2031		15,122	14,981	15,084
Valor Compute Infrastructure L.P.(3)(4)—1450 Page Mill Road, Palo Alto, CA, 94304	Application Software	LP Interest	N/A			N/A		$2,160	2,160	2,160
VCI Asset Holdings 1 LLC(3)(4)(6)—1450 Page Mill Road, Palo Alto, CA, 94304	Application Software	First lien senior secured loan	N/A	10.00%		11/2030		123,409	122,198	122,175
VCI Intermediate TopCo 1 LLC(3)(4)—1450 Page Mill Road, Palo Alto, CA, 94304	Application Software	Class B Units	N/A			N/A		$6,170	6,172	6,170
Veeam Software Group(3)(4)—3000 Carillon Point, Seattle, WA, 98033	Systems Software	Series C Preferred Shares	N/A			N/A	0.2%	7,402,296	54,830	54,830

($ in thousands) Company	Industry	Type of Investment	Interest Rate			Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units		Amortized Cost	Fair Value
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)—222 Merchandise Mart Plaza, Chicago, IL, 60654	Application Software	First lien senior secured loan	S+	5.50%		5/2029		71,497		71,490	71,497
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)—689 Tank Farm Road, San Luis Obispo, CA, 93401	Hotels, Restaurants & Leisure	Series A Preferred Stock	N/A		12.00	N/A	0.0%	25,000		32,661	36,988
Vermont Aus Pty Ltd(3)(4)(17)—1 Epping Road, North Ryde, New South Wales, 2113 Australia	Health Care Providers & Services	First lien senior secured AUD term loan	BBSY+	4.50%		3/2028		A$	12,841	8,480	8,563
Vestwell Holdings Inc.(3)(4)—360 Madison Avenue, New York, NY, 10017	Professional Services	Series D Preferred Stock	N/A			N/A	0.5%	304,350		6,022	6,646
Walker Edison Furniture Company LLC(3)(4)(6)—1553 West 9000 South, West Jordan, UT, 84088	Internet & Direct Marketing Retail	First lien senior secured loan	N/A	10.00%		2/2026		4,501		4,386	4,535
Walker Edison Furniture Company LLC(3)(4)(9)—1553 West 9000 South, West Jordan, UT, 84088	Internet & Direct Marketing Retail	First lien senior secured loan	S+		6.75%	3/2027		15,903		11,139	154
Walker Edison Furniture Company LLC(3)(4)(9)—1553 West 9000 South, West Jordan, UT, 84088	Internet & Direct Marketing Retail	First lien senior secured revolving loan	S+		6.25%	3/2027		4,495		4,496	—
Walker Edison Holdco LLC(3)(4)—1553 West 9000 South, West Jordan, UT, 84088	Internet & Direct Marketing Retail	Common Units	N/A			N/A	0.0%	98,319		9,500	—
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)—222 West Adams Street, Chicago, IL, 60606	IT Services	Senior Preferred Stock	N/A		11.25%	N/A	0.0%	57,231		89,850	89,704
WP Irving Co-Invest, L.P.(3)(4)—11511 Reed Hartman Highway, Blue Ash, OH, 45241	Health Care Technology	Partnership Units	N/A			N/A	0.0%	2,500,000		1,833	3,611
XOMA Corporation(3)(4)—2200 Powell Street, Emeryville, CA, 94608	Pharmaceuticals	Warrants	N/A			N/A	0.0%	24,000		174	230
XPLOR T1, LLC(3)(4)(9)—11330 Olive BoulevardSuite 200, Creve Coeur, MO, 63141	Application Software	First lien senior secured loan	S+	3.50%		12/2032		18,354		18,262	18,354
Zendesk, Inc.(3)(4)(9)—181 South Fremont Street, San Francisco, CA, 94105	Application Software	First lien senior secured loan	S+	5.00%		11/2028		168,713		167,768	168,713
Zoro TopCo, Inc.(3)(4)(9)—181 South Fremont Street, San Francisco, CA, 94105	Application Software	Series A Preferred Equity	S+		9.50%	N/A	0.0%	6,519		9,696	9,689
Zoro TopCo, L.P.(3)(4)—181 South Fremont Street, San Francisco, CA, 94105	Application Software	Class A Common Units	N/A			N/A	0.2%	1,644,254		17,739	18,455
Total										$14,132,756	$14,290,232
____________
(1) - (5) Reserved.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.

(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2025 was 3.74%.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, our commitment to Amergin AssetCo is $62.2 million, of which $24.7 million is equity and $37.5 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
BOCSO was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of December 31, 2025, our investment at fair value in BOCSO was $57.7 million and our total commitment was $57.7 million. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO’s portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF – Specialty Finance, 33% ABF – Leasing, and 5% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2025, our investment in Fifth Season was $184.5 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, our investment in LSI Financing DAC was $6.7 million based on fair value and our total commitment was $6.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the fair value of our investment in LSI Financing LLC was $102.2 million and our total commitment was $124.4 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Ventures
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Credit SLF Members. The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.2 for the Credit SLF Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between the Blue Owl Leasing Members. The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by Blue Owl Leasing. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.3 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025.
The table below represents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Total Investment Income	$1,145,449	$684,034	$461,415
Less: Expenses	625,879	298,429	327,450
Net Investment Income (Loss) Before Taxes	$519,570	$385,605	$133,965
Less: Income taxes, including excise taxes	7,489	11,463	(3,974)
Net Investment Income (Loss) After Taxes	$512,081	$374,142	$137,939
Net change in unrealized gain (loss)	175,209	51,364	123,845
Net realized gain (loss)	33,081	(106,281)	139,362
Net Increase (Decrease) in Net Assets Resulting from Operations	$720,371	$319,225	$401,146
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2025, our net asset value per share increased, primarily driven by an increase from net change in unrealized gains.
Investment Income
The table below presents the investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Interest income	$939,380	$522,106	$417,274
Payment-in-kind interest income	92,826	106,432	(13,606)
Dividend income	25,649	8,714	16,935
Payment-in-kind dividend income	66,657	40,370	26,287
Other income	20,937	6,412	14,525
Total investment income	$1,145,449	$684,034	$461,415
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Investment income increased to $1.1 billion for the year ended December 31, 2025, from $684.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio following the Mergers, which at par increased from $5.1 billion as of December 31, 2024 to $12.2 billion as of December 31, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $23.4 million for the year ended December 31, 2025 from $16.3 million for the same period in prior year due to an increase in repayment activity for the period. Dividend income and PIK dividend income increased to $92.3 million from $49.1 million in the prior period, primarily due to an increase in investments which paid dividends following the Mergers. PIK interest income as a percentage of total investment income decreased to 8.1% for the year ended December 31, 2025 from 15.6% for the year ended December 31, 2024 primarily driven by a decrease in PIK interest earning investments in our portfolio. PIK dividend income as a percentage of total investment income decreased to 5.8% for the year ended December 31, 2025 from 5.9% for the year ended December 31, 2024. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Interest expense	$321,492	$192,739	$128,753
Management fees, net(1)	144,941	56,705	88,236
Performance based incentive fees	93,377	40,961	52,416
Capital gains incentive fees	37,529	(5,487)	43,016
Professional fees	12,071	6,496	5,575
Listing advisory fees (net of Adviser reimbursement)	4,821	—	4,821
Directors' fees	1,091	1,034	57
Other general and administrative	10,557	5,981	4,576
Total expenses	$625,879	$298,429	$327,450
(1)Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Total expenses increased to $625.9 million for the year ended December 31, 2025, from $298.4 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees following the Mergers. The increase in interest expense was driven by an increase in average daily borrowings to $4.8 billion from $3.0 billion primarily due to the assumption of OTF II’s debt facilities, offset by a decrease in the average interest rate to 6.0% from 6.1%, period over period. Management fees increased due to an increase in average adjusted gross assets as a result of our acquisition of OTF II and an increase in the management fee rate as a result of the listing. Performance based incentive fees increased due to an increase in net investment income driven by an increase in the size of the income producing portfolio as a result of our acquisition of OTF II and an increase in the incentive fee rate as a result of the listing. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of December 31, 2025 we have generated undistributed taxable earnings “spillover” of $0.40 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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

For the years ended December 31, 2025 and 2024, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $7.5 million and $11.5 million, including U.S. federal excise tax expense of $7.5 million and $11.5 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025 and 2024 we recorded U.S. federal and state income tax expense/(benefit) of $(51) thousand and (6) thousand, respectively.
We recorded a net deferred tax liability of $797 thousand as of December 31, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Net change in unrealized gain (loss) on investments	$146,218	$51,630	$94,588
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	29,693	(263)	29,956
Income tax (provision) benefit	(702)	(3)	(699)
Net change in unrealized gain (loss)	$175,209	$51,364	$123,845
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
For the year ended December 31, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our equity investments, partially offset by a decrease in the fair value of certain of our equity investments. As of December 31, 2025, the fair value of our debt investments as a percentage of principal was 99.3%, as compared to 99.0% as of December 31, 2024. For the year ended December 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments and reversals of prior period unrealized losses that were realized during the period related to exited investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
Portfolio Company	Net Change in Unrealized Gain (Loss)	Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)		($ in millions)
Space Exploration Technologies Corp.	$105.0	Space Exploration Technologies Corp.	$43.8
Revolut Ribbit Holdings, LLC	71.0	Revolut Ribbit Holdings, LLC	39.9
Pluralsight, LLC	(33.2)	Robinhood Markets, Inc.	33.6
Halo Parent Newco, LLC	(23.9)	Klaviyo, Inc.	17.0
SalesLoft, Inc.	(17.7)	Peraton Corp.	(15.9)
Signifyd Inc.	17.4	Walker Edison Furniture Company LLC	(13.5)
Excalibur CombineCo, L.P.	(14.2)	Circle Internet Services, Inc.	(13.0)
E2Open Parent Holdings, Inc.	13.1	Cornerstone OnDemand, Inc.	(11.0)
Elliott Alto Co-Investor Aggregator L.P.	10.8	Toast, Inc.	(9.7)
Inovalon Holdings, Inc.	(10.2)	Algolia, Inc.	(7.6)
Remaining portfolio companies	28.1	Remaining portfolio companies	(12.0)
Total	$146.2	Total	$51.6

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods were:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Net realized gain (loss) on investments	$54,560	$(104,238)	$158,798
Net realized gain (loss) on foreign currency transactions	(21,479)	(2,043)	(19,436)
Net realized gain (loss)	$33,081	$(106,281)	$139,362
For the year ended December 31, 2025, we recognized net realized gains on investments of $54.6 million, primarily driven by sales of certain of our equity investments. We incurred losses of $21.5 million on foreign currency transactions for the year ended December 31, 2025, primarily as a result of fluctuations in the AUD, GBP and EUR exchange rates versus USD.
Realized Gross Internal Rate of Return
Since we began investing in 2018 through December 31, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.5% (based on total capital invested of $7.5 billion and total proceeds from these exited investments of $9.0 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and December 31, 2024, our asset coverage was 226% and 220%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the year ended December 31, 2025, our weighted average cost of debt was 6.7%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of December 31, 2025, cash, taken together with our available debt capacity of $1.45 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2025, we had $282.9 million in cash and restricted cash. During the year ended December 31, 2025, $916.0 million in cash was used in operating activities, primarily as a result of funding portfolio investments of $3.8 billion offset by sell downs and repayments of $1.9 billion and other operating activity of $920.0 million. Lastly, cash provided by financing activities was $0.9 billion during the period, primarily from net borrowings on debt.
Equity
We have the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
On March 24, 2025, as a result of the Mergers, we issued an aggregate of approximately 250,738,523 shares of our common stock.
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
In connection with the Exchange Listing, the Board waived the transfer restrictions with respect to 23,256,814 shares of our common stock and a pro rata portion of each shareholder’s shares of our common stock were released from each of the First, Second and Third Lock-Up Periods. Effective as of September 9, 2025, the Board waived the transfer restrictions with respect to 46,513,271 shares of our common stock and a pro rata portion of each shareholder’s shares of our common stock were released from the First Lock-Up Period. On November 4, 2025, the Board waived the transfer restrictions with respect to shares of the Company’s common stock as follows:

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
Generally, all of the Company’s common stock that has been outstanding for more than six months is eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.

Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2025	December 31, 2025	January 15, 2026	$0.35
August 5, 2025	September 30, 2025	October 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
October 1, 2024	December 31, 2024	January 31, 2025	$0.33
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.
Dividend Reinvestment
We have adopted a dividend reinvestment plan, pursuant to which, we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock rather than receiving the cash dividend or other distribution. As described below, we may purchase shares in the open market or use newly issued shares to implement the dividend reinvestment plan. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
Prior to the Exchange Listing, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of the Company’s common stock, as of the last day of the Company’s calendar quarter immediately preceding the date such distribution was declared. In connection with listing our common stock on the NYSE, we entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,885,921
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	275,099
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. As of December 31, 2025, 5,192,408 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million since the 2025 Stock Repurchase Program’s inception.
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods(4):

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$1,480,000	$1,191,983	$23,718	$1,456,282
SPV Asset Facility I	700,000	700,000	—	8,398	691,602
SPV Asset Facility II	400,000	325,000	75,000	4,536	320,464
SPV Asset Facility III	1,100,000	624,500	64,924	11,413	613,087
SPV Asset Facility IV	500,000	200,000	116,062	5,654	194,346
Athena CLO II	375,000	375,000	—	3,932	371,068
Athena CLO IV	240,000	240,000	—	2,346	237,654
Athena CLO V	300,000	300,000	—	1,928	298,072
June 2026 Notes	375,000	375,000	—	713	374,287
January 2027 Notes	300,000	300,000	—	1,621	298,379
March 2028 Notes(3)	650,000	650,000	—	7,811	654,890
September 2028 Notes	75,000	75,000	—	495	74,505
April 2029 Notes(3)	700,000	700,000	—	11,558	703,564
Total Debt	$8,390,000	$6,344,500	$1,447,969	$84,123	$6,288,200
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for more information on our present debt obligations.

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility	$1,065,000	$313,004	$751,996	$14,675	$298,329
SPV Asset Facility I	700,000	600,000	100,000	9,552	590,448
SPV Asset Facility II	400,000	300,000	100,000	4,753	295,247
June 2025 Notes	210,000	210,000	—	623	209,377
December 2025 Notes	650,000	650,000	—	(1,495)	651,495
June 2026 Notes	375,000	375,000	—	2,227	372,773
January 2027 Notes	300,000	300,000	—	3,145	296,855
CLO 2020-1	204,000	204,000	—	4,015	199,985
Total Debt	$3,904,000	$2,952,004	$951,996	$37,495	$2,914,509
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024
Interest expense	$293,568	$183,481
Amortization of debt issuance costs, net	27,061	9,258
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	863	—
Total Interest Expense	$321,492	$192,739
Average interest rate	6.0%	6.1%
Average daily borrowings	$4,810,826	$2,961,574
(1)Refer to “Note 5 — Debt — March 2028 Notes and April 2029 Notes” to our consolidated financial statements included in this Annual Report for details on the facility’s interest rate swap.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$797,118	$315,345
Total unfunded delayed draw loan commitments	$947,440	$286,912
Total unfunded debt commitments	$1,744,558	$602,257

Total unfunded specialty finance equity commitments	$41,900	$6,080
Total unfunded common equity commitments	$8,113	$—
Total unfunded equity commitments	$50,013	$6,080
Total unfunded commitments	$1,794,571	$608,337
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
On May 27, 2025, our Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. As of December 31, 2025, 5,192,408 shares of the Company’s common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million since the 2025 Stock Repurchase Program’s inception. All shares purchased by us pursuant to 2025 Stock Repurchase Program have been retired and are authorized and unissued shares.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2025, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2025, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,480,000	$—	$—	$1,480,000	$—
SPV Asset Facility I	700,000	—	—	—	700,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	624,500	—	—	—	624,500
SPV Asset Facility IV	200,000	—	—	200,000	—
Athena CLO II	375,000	—	—	—	375,000
Athena CLO IV	240,000	—	—	—	240,000
Athena CLO V	300,000	—	—	—	300,000
June 2026 Notes	375,000	375,000	—	—	—
January 2027 Notes	300,000	—	300,000	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$6,344,500	$375,000	$1,025,000	$2,705,000	$2,239,500
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
Additionally, we invest in Credit SLF, Blue Owl Leasing, and Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”), controlled affiliated investments, and Amergin, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act.
See “Note 3 —Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for further details.
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expect to continue to do so. We adopted a derivatives policy and comply with Rule 18f-4’s recordkeeping requirements.
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

Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under subchapter M of the Code. To maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of:
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•certain undistributed amounts from previous years in which we paid no U.S. federal income tax.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2018 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements. However, we will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains, not distributed (or deemed distributed) to our stockholders.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In order for us not to be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
January 2031 Notes
On January 23, 2026, we issued $400.0 million aggregate principal amount of 6.125% notes due 2031. In connection with the issuance of the January 2031 Notes, on January 20, 2026 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.125% and pay variable rate interest based on SOFR plus 2.495%. The interest rate swap matures on January 23, 2031.
Dividend
On February 18, 2026, the Board approved a first quarter dividend of $0.35 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.

2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which we may repurchase up to $300 million of our common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. Upon entering into the 2026 Stock Repurchase Program, the 2025 Stock Repurchase Program will terminate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, a prolonged government shutdown and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of December 31, 2025, 96.2% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, and Athena CLO V bear interest at variable interest rates with an interest rate floor of 0.0%. The June 2026 Notes, January 2027 Notes, March 2028 Notes, September 2028 Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes and March 2028 Notes are hedged against interest rate swap instruments. Athena CLO IV bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$355,900	$167,835	$188,065
Up 200 basis points	$237,267	$111,890	$125,377
Up 100 basis points	$118,633	$55,945	$62,688
Down 100 basis points	$(118,633)	$(55,945)	$(62,688)
Down 200 basis points	$(237,215)	$(111,890)	$(125,325)
Down 300 basis points	$(352,874)	$(167,835)	$(185,039)
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Finance Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2025, the fair value of such investments (“Level 3 investments”) was $13.6 billion.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We evaluated the Company’s market yields used to measure the fair value of its Level 3 investments by comparing such yields for a selection of investments to third-party market and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments by:
•developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
•comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
February 18, 2026

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $13,262,010 and $5,921,172, respectively)	$13,363,077	$5,892,773
Non-controlled, affiliated investments (amortized cost of $736,415 and $435,706, respectively)	692,202	407,303
Controlled, affiliated investments (amortized cost of $128,788 and $76,243, respectively)	230,760	107,390
Total investments at fair value (amortized cost of $14,127,213 and $6,433,121, respectively)	14,286,039	6,407,466
Cash (restricted cash of $— and $—, respectively)	282,257	252,964
Foreign cash (cost of $709 and $4,040, respectively)	667	4,036
Interest receivable	83,013	45,838
Dividend income receivable	6,260	1,929
Prepaid expenses and other assets	56,775	10,388
Total Assets	$14,715,011	$6,722,621
Liabilities
Debt (net of unamortized debt issuance costs of $84,123 and $37,495, respectively)	$6,288,200	$2,914,509
Management fee payable	48,556	14,687
Distribution payable	185,749	70,998
Incentive fee payable	68,085	11,133
Payables to affiliates	64	1,903
Payable for investments purchased	3,006	52,796
Accrued expenses and other liabilities	79,753	31,445
Total Liabilities	$6,673,413	$3,097,471
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 464,047,623 and 212,155,118 shares issued and outstanding, respectively	$4,640	$2,122
Additional paid-in-capital	7,573,712	3,352,211
Total accumulated undistributed earnings	463,246	270,817
Total Net Assets	8,041,598	3,625,150
Total Liabilities and Net Assets	$14,715,011	$6,722,621
Net Asset Value Per Share	$17.33	$17.09

The accompanying notes are an integral part of these consolidated financial statements.
F-4

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$934,059	$521,185	$527,597
Payment-in-kind interest income	89,552	104,904	112,991
Dividend income	539	1,627	1,692
Payment-in-kind dividend income	53,870	28,667	24,671
Other income	20,843	6,370	4,590
Total investment income from non-controlled, non-affiliated investments	1,098,863	662,753	671,541
Investment income from non-controlled, affiliated investments:
Interest income	5,321	921	—
Payment-in-kind interest income	3,274	1,528	—
Dividend income	23,765	7,060	1,553
Payment-in-kind dividend income	12,787	11,703	10,720
Other income	94	42	—
Total investment income from non-controlled, affiliated investments	45,241	21,254	12,273
Investment income from controlled, affiliated investments:
Dividend income	1,345	27	—
Total investment income from controlled, affiliated investments	1,345	27	—
Total Investment Income	1,145,449	684,034	683,814
Expenses
Interest expense	$321,492	$192,739	$195,527
Management fees, net(1)	144,941	56,705	58,353
Performance based incentive fees	93,377	40,961	40,716
Capital gains incentive fees	37,529	(5,487)	299
Professional fees	12,071	6,496	8,168
Listing advisory fees (net of Adviser reimbursement)	4,821	—	—
Directors' fees	1,091	1,034	1,031
Other general and administrative	10,557	5,981	4,441
Total Expenses	625,879	298,429	308,535
Net Investment Income (Loss) Before Taxes	519,570	385,605	375,279
Income tax expense (benefit), including excise tax expense (benefit)	7,489	11,463	9,129
Net Investment Income (Loss) After Taxes	512,081	374,142	366,150
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$91,204	$15,635	$13,730
Non-controlled, affiliated investments	(15,810)	(3,905)	(20,376)
Controlled, affiliated investments	70,824	39,900	(11)
Translation of assets and liabilities in foreign currencies and other transactions	29,693	(263)	3,126
Income tax (provision) benefit	(702)	(3)	—
Total Net Change in Unrealized Gain (Loss)	175,209	51,364	(3,531)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(12,274)	$(88,542)	$8,207
Non-controlled, affiliated investments	66,834	(15,696)	—
Foreign currency transactions	(21,479)	(2,043)	(1,687)
Total Net Realized Gain (Loss)	33,081	(106,281)	6,520
Total Net Realized and Change in Unrealized Gain (Loss)	208,290	(54,917)	2,989

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

Net Increase (Decrease) in Net Assets Resulting from Operations	$720,371	$319,225	$369,139
Earnings (Loss) Per Share - Basic and Diluted	$1.76	$1.52	$1.80
Weighted Average Shares Outstanding - Basic and Diluted	409,416,223	209,770,414	205,005,236
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	$44,089	$43,758	$43,758
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	75,738	75,786	75,738
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	83,925	66,212
							203,469	185,708	2.3%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	48,844	48,379	48,112
							48,379	48,112	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	52,447	51,959	51,884
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	59,360	58,953	59,212
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	123,741	123,741	123,741
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£16,173	20,205	21,645
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	36,960	36,779	36,775
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	34,579	34,437	34,579
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	29,775	29,523	29,674
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	84,467	84,048	84,045
CALABRIO, INC.(3)(4)(9)	First lien senior secured loan	S+	4.00%		11/2032	10,000	9,505	9,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	76,468	75,836	74,819
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	92,655	92,235	92,655
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.50%		8/2030	12,669	12,606	12,669
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	84,313	84,371	84,313
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	28,682	28,441	28,682
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	105,186	104,237	104,397
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		7/2027	67,754	67,462	67,754
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	3,972	3,958	3,972
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	588	584	587
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	54,329	54,265	53,747
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	46,280	46,111	46,107
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	67,366	66,478	66,692
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	27,011	26,964	27,011
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)(22)	First lien senior secured loan	S+	4.50%		12/2031	16,986	16,795	16,794

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	175,008	175,081	175,008
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	8,140	8,059	8,079
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	S+	4.50%		12/2027	61	57	56
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)(22)	First lien senior secured loan	S+	8.00%		6/2029	65,114	62,838	61,381
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	12,927	12,799	12,927
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	123,409	122,198	122,175
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	71,497	71,490	71,497
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	18,354	18,262	18,354
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	168,713	167,768	168,713
							1,768,045	1,769,444	22.0%
Banks
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	42,236	42,153	42,553
							42,153	42,553	0.5%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	1,909	1,891	1,904
							1,891	1,904	—%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		11/2027	74,848	74,584	74,848
							74,584	74,848	0.9%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	137,330	137,223	137,330
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	45,790	45,689	45,790
							182,912	183,120	2.3%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	19,829	19,652	19,829
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	86,364	85,115	85,068
							104,767	104,897	1.3%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	23,856	23,621	23,618
							23,621	23,618	0.3%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	4,352	4,282	4,363
Dodge Construction Network LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	6,035	5,018	4,797
Pike Corp.(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	25,691	25,564	25,563
							34,864	34,723	0.4%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	65,358	65,334
							65,358	65,334	0.8%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	23,675	23,560	23,556
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	30,068	30,068	30,068
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	187,762	187,235	187,762
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	137,241	136,886	137,241
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	80,606	79,822	79,800
							457,571	458,427	5.7%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(9)	First lien senior secured loan	S+	4.00%		3/2029	89,496	89,464	89,836
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	150,601	150,344	150,601
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	229,153	228,937	229,153
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	127,462	126,851	126,825
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	7.50%		9/2027	£13,504	17,026	18,164
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€58,971	64,063	69,258
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£43,398	55,360	58,373
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	186,614	185,817	186,614
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	106,139	105,622	105,608
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	24,106	24,079	24,106
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	90,327	90,041	89,849
							1,137,604	1,148,387	14.3%
Diversified Support Services
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2029	34,488	34,508	34,488
							34,508	34,488	0.4%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	197,055	196,059	197,055
							196,059	197,055	2.5%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	9,926	9,894	9,964
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	109,040	108,562	109,040
							118,456	119,004	1.5%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	187,088	187,024	187,088
							187,024	187,088	2.3%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	39,261	38,872	39,261
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	145,305	143,580	144,579

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		1/2032	795		776	791
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	S+	4.75%		10/2032	16,752		16,367	16,668
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	75,065		74,616	75,065
								274,211	276,364	3.4%
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	18,258		18,168	18,258
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000		73,534	72,563
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	16,048		15,724	15,205
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	5,210		5,109	4,937
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	79,855		79,095	79,855
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	88,879		88,274	88,656
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,882		21,802	21,882
OneOncology, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2030	50,641		50,365	50,641
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	13,757		13,727	13,757
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		6/2030	5,735		5,655	5,652
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	76,930		74,767	69,237
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	1,075		809	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,820		8,806	8,820
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,122		14,981	15,084
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	BBSY+	4.50%		3/2028	A$	12,841	8,480	8,563
								479,296	473,110	5.9%
Health Care Technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029	3,458		3,425	3,462
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	112,966		112,138	111,836
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	10,193		10,166	10,071
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	24,701		24,464	24,455
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	47,428		47,460	47,309
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	157,173		156,961	157,173
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031	41,781		41,551	41,572
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	295		281	229
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	26,677		26,410	25,877
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	18,718		18,496	18,437

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.25%	6/2032	94,390	93,487	93,446
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	148,299	148,345	148,299
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	136,382	134,721	133,655
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	2,085	2,084	2,044
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	9,906	9,756	9,645
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	193,192	192,951	189,328
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	77,128	77,128	70,958
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	163,146	162,864	163,146
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	116,636	116,035	116,016
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	147,286	145,946	146,550
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	10,809	10,795	10,782
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	104,855	104,856	104,855
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£48,557	65,531	65,312
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	94,453	94,319	94,453
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	762	745	762
							1,800,915	1,789,672	22.3%
Hotels, Restaurants & Leisure
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	72,962	72,816	72,962
							72,816	72,962	0.9%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2028	83,345	83,166	83,345
							83,166	83,345	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	16,776	16,704	16,776
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.65%		1/2031	272	269	272
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	87,260	87,260	87,260
							104,233	104,308	1.3%
Insurance
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	45,716	45,539	45,486
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	816	797	792
Asurion, LLC(3)(8)	First lien senior secured loan	S+	4.25%		8/2028	18,249	18,171	18,272
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2028	10,833	10,741	10,781
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€8,121	8,678	9,538
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£23,926	30,530	32,181

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	351	350	351
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	90,977	90,778	90,977
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	3,261	3,245	3,245
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	144,280	143,565	143,559
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	15,992	15,842	15,992
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	59,919	60,349
							428,155	431,523	5.4%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,942	73,397	76,271
							73,397	76,271	0.9%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	20,995	20,927	20,942
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	6,193	6,210
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.00%		3/2032	69,475	69,196	69,482
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	19,884	19,813	19,417
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	94,356	93,335	93,176
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	4,117	3,987	3,950
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	133,270	133,270	133,270
							346,721	346,447	4.3%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€15,539	16,720	18,250
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		9/2030	32,217	32,194	32,217
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.06%		9/2030	2,852	2,835	2,852
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	36,425	36,069	36,061
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	33,050	32,876	33,050
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	173,577	171,927	172,709
							292,621	295,139	3.7%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.25%		2/2031	128,668	128,347	128,668
							128,347	128,668	1.6%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	28,693	28,396	28,326
							28,396	28,326	0.4%
Pharmaceuticals

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	20,983	20,896	20,878
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	10,149	9,987	10,124
							30,883	31,002	0.4%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,740	4,694	4,694
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	231,597	231,242	231,018
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	24,500	24,263	23,582
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	71,056	64,500
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	37,696	37,567	37,696
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	3,135	3,127	3,148
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€57,750	65,250	67,824
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	66,014	65,354	66,014
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	67,228	67,246	67,228
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€11,480	12,416	13,483
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€261	283	307
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	1,287	1,287	1,287
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	1,846	1,846	1,846
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	19,207	19,207	19,251
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	138,359	137,768	138,359
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	53,901	51,177	52,284
							793,783	792,521	9.9%
Real Estate Management & Development
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	34,738	34,594	34,814
							34,594	34,814	0.4%
Specialty Retail
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	77,652	77,652	77,458
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	37,471	37,284	37,285
							114,936	114,743	1.4%
Systems Software
Acquia Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2026	188,298	188,019	183,120
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	53,987	54,003	53,987
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	7,343	7,345	7,343
Arctic Wolf Networks, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		2/2030	88,384	87,605	87,942
Arctic Wolf Networks, Inc.(3)(4)(6)	Senior convertible notes	N/A		3.00%	11/2030	130,908	183,045	183,045
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	94,049	93,224	94,049
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	22,800	20,476	18,404

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	44,798	40,509
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,931	17,989
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	158,041	158,069	158,041
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	3,257	3,234	3,257
Circle Internet Services, Inc.(4)(29)	Subordinated Convertible Security	N/A			N/A	759	759	759
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	3,026	3,025	2,967
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	213,236	211,129	211,637
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	114,694	114,233	114,694
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	104,640	103,571	104,640
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	29,976	29,514
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	154,570	154,104	153,797
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	148,144	147,874	148,144
LogRhythm, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.50%		7/2029	4,750	4,642	4,548
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	41,073	38,729	37,069
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	7.00%		3/2029	€128,813	137,852	151,285
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	22,333	22,294	22,333
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	134,589	134,351	134,589
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	14,464	14,481	14,462
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	35,627	35,617	35,627
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%		2/2032	116,810	115,821	115,642
							2,128,207	2,129,393	26.5%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	74,926	74,221	74,926
							74,221	74,926	0.9%

Total non-controlled/non-affiliated debt investments							$11,970,163	$11,962,244	148.8%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(5,543)	$(3,839)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$11,964,620	$11,958,405	148.7%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	419,311	23,013	162,425
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	84,250	4,011	32,635
							27,024	195,060	2.4%
Application Software
6Sense Insights, Inc.(3)(4)(29)(30)	Series E-1 Preferred Stock	N/A			N/A	1,580,642	48,102	37,807
Alpha Partners Technology Merger Corp(29)(30)(31)	Common stock	N/A			N/A	30,000	1,000	347

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Alpha Partners Technology Merger Corp(29)(30)(31)	Warrants	N/A			N/A	666,666	—	360
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	1,422,042	13,176	17,731
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	191,530	1,174	214
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)(30)	Preferred Stock	N/A		10.50%	N/A	15,000	23,489	22,488
EShares, Inc. (dba Carta)(4)(29)(30)	Series E Preferred Stock	N/A			N/A	186,904	2,008	4,547
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$2,292	2,292	3,023
Nylas, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	2,088,467	15,009	1,826
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$13,333	16,381	17,509
Saturn Ultimate, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	5,580,593	25,008	30,241
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	216,891	2,635	2,356
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$2,160	2,160	2,160
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	$6,170	6,172	6,170
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,644,254	17,739	18,455
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	6,519	9,696	9,689
							186,041	174,923	2.2%
Capital Markets
Acorns Grow Incorporated(3)(4)(6)(30)(31)	Series F Preferred Stock	N/A		5.00%	N/A	572,135	11,820	11,826
							11,820	11,826	0.1%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	1,157	1,157	1,157
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	1,156,728	—	—
							1,157	1,157	—%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	3,333,333	2,841	400
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	—	69	46
							2,910	446	—%
Diversified Consumer Services
SLA Eclipse Co-Invest, L.P.(29)(30)(31)	LP Interest	N/A			N/A	$15,000	15,308	19,884
							15,308	19,884	0.2%
Diversified Financial Services
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	783	2,137
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	1,358,335	9,997	9,997
Brex, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	143,943	5,012	3,678
Juniper Square, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	40,984	2,128	1,471
							17,920	17,283	0.2%
Health Care Equipment & Supplies

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	587,621	5,876	5,876
							5,876	5,876	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$2,540	1,901	3,668
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	149,119	150,641
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	32,375	34,437	34,718
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,665	1,720
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	2,500,000	1,833	3,611
							188,955	194,358	2.4%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	317	3,521	4,401
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	8,838	11,439	9,844
							14,960	14,245	0.2%
Hotels, Restaurants & Leisure
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		12.00%	N/A	25,000	32,661	36,988
							32,661	36,988	0.5%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	12,822	612	566
							612	566	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(4)(29)(30)	Senior Preferred Class D Units	N/A			N/A	4,126,175	50,025	39,573
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)(29)(30)(31)	Series E Preferred Stock	N/A			N/A	19,499	42,496	39,383
							92,521	78,956	1.0%
IT Services
JumpCloud, Inc.(4)(29)(30)	Series B Preferred Stock	N/A			N/A	756,590	4,531	782
JumpCloud, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	6,679,245	40,017	28,343
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	$7,507	7,507	7,507
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	13,174	5,005	5,005
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	44,100	61,572	60,612
Replicated, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	1,277,832	20,008	5,778
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	57,231	89,850	89,704
							228,490	197,731	2.5%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$1,807	1,818	1,979
							1,818	1,979	—%
Pharmaceuticals

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	24,000	174	230
							174	230	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	87,370	22,661	22,653
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	28,000	42,704	36,535
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	7,857,410	7,857	9,348
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	259,807	4,447	5,764
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	304,350	6,022	6,646
							83,691	80,946	1.0%
Road & Rail
Bolt Technology OÜ(4)(29)(30)(31)	Preferred Stock	N/A			N/A	43,478	11,318	12,476
							11,318	12,476	0.2%
Systems Software
Algolia, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	970,281	10,000	17,523
Algolia, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	136,776	4,000	3,027
Arctic Wolf Networks, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	3,032,840	25,036	28,149
Axonius, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	1,733,274	8,149	10,000
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	12,692,160	12,692	21,299
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$16,407	16,417	16,407
Circle Internet Services, Inc.(4)(29)(30)	Warrants	N/A			N/A	244,580	6	538
Circle Internet Services, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	2,934,961	15,000	14,175
Circle Internet Services, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	821,806	6,917	4,978
Circle Internet Services, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	75,876	1,500	788
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$14,627	21,934	33,569
Excalibur CombineCo, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	97,502	99,452	61,132
Halo Purchaser, LLC(3)(4)(6)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	45,000	51,884	41,809
Halo Purchaser, LLC(3)(4)(29)(30)	Class H Warrant Units	N/A			N/A	67,301	1,686	1,686
HARNESS INC.(4)(29)(30)(32)	Series D Preferred Stock	N/A			N/A	1,022,648	9,169	14,376
Illumio, Inc.(4)(29)(30)	Common stock	N/A			N/A	358,365	2,432	1,725
Illumio, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	2,483,618	16,684	16,249
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	$10,739	14,721	17,480
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	7,402,296	54,830	54,830
							372,509	359,740	4.5%
Thrifts & Mortgage Finance
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	299,215	1,625	2
							1,625	2	—%
Total non-controlled/non-affiliated portfolio company equity investments							$1,297,390	$1,404,672	17.5%
Total non-controlled/non-affiliated portfolio company investments							$13,262,010	$13,363,077	166.2%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Diversifed Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	16,312	16,303	16,312
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	21,140	21,146	21,140
							37,449	37,452	0.5%
Insurance
Coherent Group Inc.(3)(4)(6)(24)(31)	Convertible notes	N/A	5.30%		3/2027	3,029	3,029	3,029
							3,029	3,029	—%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)(29)	First lien senior secured loan	S+		6.75%	3/2027	15,903	11,139	154
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)(29)	First lien senior secured loan	N/A	10.00%		2/2026	4,501	4,386	4,535
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)(29)	First lien senior secured revolving loan	S+		6.25%	3/2027	4,495	4,496	—
							20,021	4,689	0.1%
IT Services
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,795	30,795	30,180
Pluralsight, LLC(3)(4)(9)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	35,340	34,303	28,890
							65,098	59,070	0.7%
Total non-controlled/affiliated debt investments							$125,597	$104,240	1.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							—	(354)	—%
Total non-controlled/affiliated portfolio company debt investments							$125,597	$103,886	1.3%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	$57,713	57,713	57,713
							57,713	57,713	0.7%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,365,950	9,178	9,656
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	8,168,669	10,722	12,946
							19,900	22,602	0.3%
Insurance
Coherent Group Inc.(4)(24)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	456,035	12,210	13,506
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	17	173,870	184,468
							186,080	197,974	2.5%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(24)(30)	Preferred equity	N/A		9.00%	N/A	2,755,121	151,974	156,245

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	98,319	9,500	—
							161,474	156,245	1.9%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	10,119,090	26,850	—
							26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	$6,748	7,043	6,657
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	$93,314	92,366	102,235
							99,409	108,892	1.4%
Systems Software
Help HP SCF Investor, LP(3)(4)(24)(29)(30)	LP Interest	N/A			N/A	$59,333	59,392	44,890
							59,392	44,890	0.6%
Total non-controlled/affiliated portfolio company equity investments							$610,818	$588,316	7.3%
Total non-controlled/affiliated portfolio company investments							$736,415	$692,202	8.6%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(4)(24)(29)(30)(31)	LLC Interest	N/A			N/A	57,026	75,305	177,405
							75,305	177,405	2.2%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	$30,875	30,885	30,760
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	$5,105	5,105	5,102
Stripe Blue Owl Holdings LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	$17,493	17,493	17,493
							53,483	53,355	0.7%
Total controlled/affiliated portfolio company equity investments							$128,788	$230,760	2.9%
Total controlled/affiliated portfolio company investments							$128,788	$230,760	2.9%
Total Investments							$14,127,213	$14,286,039	177.7%

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.5645%	3/4/2029	700,000	14,619	—	5,968	April 2029 Notes	Note 5
Interest rate swap(b)	6.10%	S + 1.7670%	2/15/2028	650,000	12,113	—	12,113	March 2028 Notes	Note 5
Total				$1,350,000	$26,732		$18,081

(a) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(b) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with SMBC Capital Markets, Inc.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

	Forward Contracts as of December 31, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$197,770		£147,230	Goldman Sachs Bank USA	1/20/2026	$(611)
Foreign currency forward contract	$16,539		£12,500	SMBC Capital Markets, Inc.	1/20/2026	(304)
Foreign currency forward contract	$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	15
Foreign currency forward contract	$334,694		€282,462	Goldman Sachs Bank USA	7/17/2026	—
Foreign currency forward contract	$66,778		€57,070	SMBC Capital Markets, Inc.	7/17/2026	(830)
Foreign currency forward contract	$8,405	A$	12,910	Goldman Sachs Bank USA	1/20/2026	(211)
Total						$(1,941)

(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions”.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of December 31, 2025 was 3.74%.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8—Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	2,258	7,779	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(30)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	4,308	197	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	5,250	(13)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,478	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	3,266	6,472	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	14,012	11,190	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	2,852	576	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	8,406	(42)
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	12,649	(32)
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	5,831	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	10,933	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,005	1,231	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	12,669	8,804	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	20,398	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	26,448	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	1,602	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,643	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	12,935	14,242	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	2,768	(14)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	25,806	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	5,919	(15)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	53,026	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	7,636	1,909	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,769	10,866	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	317	1,236	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(39)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	711	1,203	—
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	8,845	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	12,896	(64)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	12,896	(64)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	5,781	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	7,619	(38)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	550	(1)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	43,644	983	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	58,231	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	13,698	(68)
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,401	3,385	—
ManTech International Corporation	First lien senior secured delayed draw term loan	2/2026	—	2,112	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	27,611	(69)
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	2,727	7,895	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2032	—	21,988	(55)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	27,746	(69)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2027	5,735	15,732	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	795	2,363	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	21,913	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	14,321	—
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	5,585	(14)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	1,987	(10)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	4,117	15,378	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	9,376	48,333	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	1,813	1,988	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	16,329	(20)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	934	2,242	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	34,320	(343)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(112)
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	5,692	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	60,710	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5/2026	—	12,295	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(113)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	28,149	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(63)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	816	4,081	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	175	641	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	272	680	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	5,040	(25)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	6,131	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	5,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	3,257	9,875	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	10,193	2,039	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	11,250	—
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	3,502	(35)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	12,596	9,447	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	5,634	(28)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	292	4,810	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	830	5,959	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	18,385	(46)
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	8,734	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,852	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	(126)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(160)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	20,378	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	11,850	(59)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	8,636	(130)
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	3,157	(16)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	6,150	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(82)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	6,318	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(3)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	11,930	(60)
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	(3)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	34	162	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	1,913	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	295	1,916	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	1,777	3,022	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	25,000	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	14,509	(145)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	9,906	3,128	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,805	7,222	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	—	484	(2)
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	10/2032	—	2,286	(17)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	16,594	(41)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	548	2,192	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	—
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(20)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	13,040	(33)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	61	676	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	(68)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	(4)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	5,791	(29)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	9,300	—
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	11,098	(55)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	14,366	(72)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	1,660	604	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	1,075	9,671	—
Pike Corp.	First lien senior secured revolving loan	12/2032	—	3,723	(19)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	11,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	762	8,379	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	7,119	(694)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	1,846	3,694	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	11,696	(146)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3,350	5,314	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	1,682	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	28,600	(286)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(140)
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	7,589	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	4,485	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	—
Total non-controlled/non-affiliated - debt commitments			$245,522	$1,725,732	$(3,839)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
Valor Compute Infrastructure L.P.	LP Interest	N/A	2,160	4,011	—
Total non-controlled/non-affiliated - equity commitments			$18,567	$8,113	$—

Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$(253)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	1,027	440	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	474	677	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	(101)
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—
Total non-controlled/affiliated - debt commitments			$5,996	$18,826	$(354)

Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$7,366	$10,780	$—
LSI Financing LLC	Specialty finance equity investment	N/A	93,314	31,120	—
Total non-controlled/affiliated - equity commitments			$100,680	$41,900	$—
Total Portfolio Company Commitments			$370,765	$1,794,571	$(4,193)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended December 31, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at December 31, 2025	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$21,528	$(25)	$489	$—	$3,976	$25,968	$1,426	$—	$19
AAM Series 2.1 Aviation Feeder, LLC(c)	—	28,799	(890)	2,217	—	3,960	34,086	1,776	—	—
Blue Owl Cross-Strategy Opportunities LLC	—	57,713	—	—	—	—	57,713	—	377	—
Coherent Group Inc.	—	15,241	(2)	1,296	—	—	16,535	124	—	—
Fifth Season Investments LLC	62,517	117,209	—	4,742	—	—	184,468	—	16,685	—
Help HP SCF Investor, LP	60,350	8	—	(15,468)	—	—	44,890	—	—	—
LSI Financing 1 DAC	3,093	4,928	(1,001)	(363)	—	—	6,657	—	555	—
LSI Financing LLC	61,677	94,196	(63,695)	10,057	—	—	102,235	—	6,147	—
Pluralsight, LLC	88,660	3,441	(152)	(33,233)	—	—	58,716	5,276	—	109
Securiti, Inc.	—	20,015	(106,865)	—	66,834	20,016	—	—	—	—
Signifyd Inc.	126,065	12,784	—	17,396	—	—	156,245	—	12,788	—
Walker Edison Furniture Company LLC	4,941	7,095	(4,404)	(2,943)	—	—	4,689	(7)	—	(34)
Total Non-Controlled Affiliates	$407,303	$382,957	$(177,034)	$(15,810)	$66,834	$27,952	$692,202	$8,595	$36,552	$94

Controlled Affiliates
Blue Owl Credit SLF LLC (d)	$947	$29,937	$—	$(124)	$—	$—	$30,760	$—	$1,345	$—
Blue Owl Leasing LLC (d)	—	5,105	—	(3)	—	—	5,102	—	—	—
Stripe Blue Owl Holdings LLC	—	17,493	—	—	—	—	17,493	—	—	—
Revolut Ribbit Holdings, LLC	106,443	11	—	70,951	—	—	177,405	—	—	—
Total Controlled Affiliates	$107,390	$52,546	$—	$70,824	$—	$—	$230,760	$—	$1,345	$—
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
(d)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), and Blue Owl Leasing LLC (“Blue Owl Leasing”), see “Note 4 — Investments.”

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See “Note 5 — Debt”.
(26)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, Athena CLO II, Athena CLO IV and CLO 2020-1. See “Note 5 — Debt”.
(27)As of December 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $335.5 million based on a tax cost basis of $14.0 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $101.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $437.2 million.
(28)Loan was on non-accrual status as of December 31, 2025.
(29)Non-income producing investment.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $2.2 billion or 27.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Blend Labs, Inc.	Warrants	July 02, 2021
Blue Owl Credit SLF LLC(a)	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities LLC	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC(b)	Joint Venture	October 14, 2025
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Class A Units	August 15, 2025
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019
Excalibur CombineCo, L.P.	Class A Units	July 02, 2024

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Fifth Season Investments LLC	Specialty finance equity investment	November 03, 2025
Halo Purchaser, LLC	Class H Warrant Units	October 15, 2021
Halo Purchaser, LLC	Class B PIK Preferred Equity	October 15, 2021
HARNESS INC.	Series D Preferred Stock	June 11, 2024
Help HP SCF Investor, LP	LP Interest	April 28, 2021
Illumio, Inc.	Common stock	August 27, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 08, 2022
JumpCloud, Inc.	Series F Preferred Stock	September 03, 2021
JumpCloud, Inc.	Series B Preferred Stock	December 30, 2021
Juniper Square, Inc.	Warrants	March 24, 2025
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 09, 2021
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	November 25, 2024
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 05, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nylas, Inc.	Series C Preferred Stock	June 03, 2021
Orange Blossom Parent, Inc.	Common Units	March 24, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 06, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Stripe Blue Owl Holdings LLC	Joint Venture	December 09, 2025
Signifyd Inc.	Preferred equity	April 08, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 23, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 23, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 02, 2024
Valor Compute Infrastructure L.P.	LP Interest	October 03, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
Veeam Software Group	Series C Preferred Shares	December 08, 2025

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 01, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 09, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
(a) Refer to “Note 4 — Investments – Blue Owl Credit SLF LLC” for further information.
(b) Refer to “Note 4 — Investments – Blue Owl Leasing LLC” for further information.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 16.1% of total assets as calculated in accordance with the regulatory requirements.
(32)Harness Inc. has retained 304,990 shares until June 11, 2026 as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(33)Reserved.
(34)BOCSO was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.
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
(13)Represents co-investment made with the Company’s affiliates in accordance with the terms of an order for exemptive relief that an affiliate of the Company’s investment adviser received from the U.S. Securities and Exchange Commission. See “Note 3 —Agreements and Related Party Transactions”.
(14)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8 — Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(27)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$38,460	$(30)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	4,528	(23)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	5,549	(55)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	5,477	(55)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	53	149	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,912	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	642	3,205	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	1,372	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	454	315	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,530	21,744	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	9,196	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	1,992	(5)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	11,939	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	4,773	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	550	5,376	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	419	1,062	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	426	1,494	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	479	7,903	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	7,236	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(27)
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,714	(143)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	184	703	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	15,152	17,117	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	13,448	(34)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	1,030	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	8,834	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	1,145	3,768	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,166	922	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(166)
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	12,649	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	4,602	8,313	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	10,985	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	1,376	76	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	1,406	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	6,693	(33)
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	412	17,285	(25)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	952	(5)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	5,524	5,524	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,991	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	11,978	(30)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	12,922	—
Non-controlled/non-affiliated - revolving debt commitments
Acquia Inc.	First lien senior secured revolving loan	10/2025	6,602	5,187	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	16,028	(40)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	2,830	(28)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	3,542	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	273	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,794	(14)
Associations, Inc.	First lien senior secured revolving loan	7/2028	1,541	1,541	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	909	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	4,750	(36)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	1,026	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	9,028	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	8,155	4,077	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(27)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	11,250	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	34	56	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	2,338	4,450	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	2,941	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	4,664	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	12,116	(212)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(118)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	4,981	(12)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	8,163	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	5,348	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	103	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	4,651	2,827	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	9,517	(44)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	593	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	2,933	2,700	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	956	(2)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	258	1,953	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	274	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	4,799	(36)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	25,000	(63)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	4,070	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,217	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,155	3,832	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,422	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	10,847	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	352	6,418	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	302	1,208	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	239	709	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	3,101	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	7,654	(19)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(27)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(13)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	968	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	860	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	7,143	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(6)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,435	(27)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	7,369	(18)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	588	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	1,602	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	918	(9)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(228)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	643	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	341	2,386	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(29)
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	7,871	(20)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,266	8,352	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	4,358	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	1,406	(4)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	4,016	(40)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	476	(5)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	177	265	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	9,982	(50)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	119	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	1,682	(8)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	(60)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	2,500	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	5,605	(196)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,321	—
Non-controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	3,256	730	—
Non-controlled/affiliated revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	4,495	—	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(27)
Non-controlled/non-affiliated equity
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,487	3,280	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,422	1,525	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	61,865	1,275	—
Total Portfolio Company Commitments			$151,910	$608,337	$(1,943)
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
(17)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See “Note 5 — Debt”.
(18)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II and CLO 2020-1. See “Note 5 — Debt”.
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

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$512,081	$374,142	$366,150
Net change in unrealized gain (loss)	175,209	51,364	(3,531)
Net realized gain (loss)	33,081	(106,281)	6,520
Net Increase (Decrease) in Net Assets Resulting from Operations	720,371	319,225	369,139
Distributions
Distributions declared from earnings	(607,681)	(307,026)	(300,308)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(607,681)	(307,026)	(300,308)
Capital Share Transactions
Issuance of common shares in connection with the Mergers(1)	4,278,003	—	—
Repurchase of common shares	(73,448)	—	—
Reinvestment of distributions	99,203	82,957	73,798
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	4,303,758	82,957	73,798
Total Increase (Decrease) in Net Assets	4,416,448	95,156	142,629
Net Assets, at beginning of period	3,625,150	3,529,994	3,387,365
Net Assets, at end of period	$8,041,598	$3,625,150	$3,529,994
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$720,371	$319,225	$369,139
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(3,764,946)	(1,974,494)	(849,453)
Proceeds from investments and investment repayments, net	1,924,964	1,816,845	1,334,748
Net amortization/accretion of premium/discount on investments	(52,314)	(41,928)	(37,090)
Net change in unrealized (gain) loss on investments	(146,218)	(51,630)	6,657
Net change in unrealized (gain) loss on interest rate swaps attributed to unsecured notes	18,944	—	—
Net change in unrealized (gain) loss on forward contracts	1,941	—	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(31,634)	263	(3,128)
Net realized (gain) loss on investments	(54,560)	104,238	(8,207)
Net realized (gain) loss on foreign currency transactions relating to investments	(7,993)	14,940	22
Net realized (gain) loss on foreign currency transactions relating to debt	29,472	—	—
Paid-in-kind interest	(135,715)	(96,595)	(113,711)
Paid-in-kind dividends	(34,455)	(42,901)	(36,561)
Amortization of debt issuance costs	27,061	9,258	9,335
Cash acquired in the Mergers	647,248	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	37,303	(6,226)	462
(Increase) decrease in dividend income receivable	(4,331)	3,913	401
(Increase) decrease in paid-in-kind interest receivable	—	4,576	(3,108)
(Increase) decrease in prepaid expenses and other assets	1,989	(9,321)	(212)
Increase (decrease) in management fee payable	22,081	435	9
Increase (decrease) in incentive fee payable	46,269	(6,782)	2,893
Increase (decrease) in payables to affiliates	(1,839)	784	(1,639)
Increase (decrease) in payable for investments purchased	(49,790)	28,633	24,163
Increase (decrease) in accrued expenses and other liabilities	(109,800)	(9,083)	13,637
Net cash provided by (used in) operating activities	(915,952)	64,150	708,357
Cash Flows from Financing Activities
Borrowings on debt	4,004,000	347,805	901,588
Payments on debt	(2,568,340)	(382,329)	(1,124,000)
Debt issuance costs	(26,609)	(11,689)	(11,479)
Repurchases of common stock	(73,448)	—	—
Distributions paid	(393,727)	(229,954)	(208,742)
Net cash provided by (used in) financing activities	941,876	(276,167)	(442,633)
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $— and $—, respectively)	25,924	(212,017)	265,724
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $— and $—, respectively)	257,000	469,017	203,293
Cash and restricted cash, including foreign cash, end of period (restricted cash of $— and $—, respectively)	$282,924	$257,000	$469,017

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental and Non-Cash Information
Interest paid during the period	$304,723	$189,478	$173,445
Distributions declared during the period	$607,681	$307,026	$300,308
Reinvestment of distributions during the period	$99,203	$82,957	$73,798
Distributions Payable	$185,749	$70,998	$76,883
Issuance of shares in connection with the Mergers(1)	$4,278,003	$—	$—
Taxes, including excise tax, paid during the period	$11,550	$10,155	$7,900
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the Mergers.
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
The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On September 24, 2018, the Company formed a wholly-owned subsidiary, OR Tech Lending LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On August 10, 2018, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Company’s private offering. In September 2018, the Company made its first portfolio company investment.
On March 24, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), a Delaware limited liability company and investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Initial Merger”) and, immediately thereafter, OTF II merged with and into the Company, with the Company continuing as the surviving company (together with the Initial Merger, the “Mergers”). Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for further discussion of the Mergers.
On June 12, 2025, the Company’s common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
Note 2. Significant Accounting Policies

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Cash and Restricted Cash
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”) or Blue Owl Leasing LLC (“Blue Owl Leasing”). For further description of the Company’s investment in Credit SLF and Blue Owl Leasing, see “Note 4 — Investments”.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
Interest Rate Swaps
The Company uses interest rate swaps to hedge some or all of the Company's fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as an other asset or other liability on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the net carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see “Note 5 — Debt” to the Company's Consolidated Financial Statements for additional details.
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
PIK interest and PIK dividend income consisted of the following for the periods:

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK Interest Income	$92,826	$106,432	$112,991
PIK Interest Income as a % of Investment Income	8.1%	15.6%	16.5%
PIK Dividend Income	$66,657	$40,370	$35,391
PIK Dividend Income as a % of Investment Income	5.8%	5.9%	5.2%
Total PIK Income	$159,483	$146,802	$148,382
Total PIK Income as a % of Investment Income	13.9%	21.5%	21.7%
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2018 and intends to continue to qualify annually thereafter as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company generally must distribute to its shareholders on a timely basis, at least the sum of (i) 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses of approximately $7.7 million, $3.6 million and $3.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of December 31, 2025, 2024 and 2023, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.1 million, $1.9 million and $1.1 million, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, management fees were $144.9 million, net of $227.7 thousand in management fee waivers, $56.7 million and $58.4 million, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, performance-based incentive fees based on net investment income were $93.4 million, $41.0 million and $40.7 million, respectively.
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
For the year ended December 31, 2025, the Company accrued performance based incentive fees based on capital gains of $37.5 million, of which $37.5 million was related to unrealized gains. For the year ended December 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees of $5.5 million. For the year ended December 31, 2023 the Company accrued performance based incentive fees based on capital gains of $0.3 million, of which $0.3 million was related to unrealized gains.
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA II, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA II, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
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
Controlled, Affiliated/Non-Controlled, Affiliated Portfolio Companies
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The Company has made investments in controlled, affiliated companies including Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing LLC (“Blue Owl Leasing”). For further descriptions of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, its commitment to Amergin AssetCo is $62.2 million, of which $24.7 million is equity and $37.5 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
BOCSO is a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of December 31, 2025, the Company’s investment at fair value in BOCSO was $57.7 million and the Company’s total commitment was $57.7 million. The Company does not consolidate its equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2025, its investment in Fifth Season was $184.5 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of December 31, 2025, the Company’s investment in LSI Financing DAC was $6.7 million at fair value and its total commitment was $6.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the fair value of the Company’s investment in LSI Financing LLC was $102.2 million and its total commitment was $124.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$10,983,810	$10,979,070	$4,457,465	$4,451,797
Second-lien senior secured debt investments	601,494	568,641	292,835	258,538
Unsecured debt investments	467,464	477,128	337,386	336,635
Specialty finance debt investments	37,449	37,452	5,024	5,041
Preferred equity investments	1,127,105	1,072,481	764,816	686,859
Common equity investments	504,733	722,100	450,093	536,136
Specialty finance equity investments	351,675	375,812	124,553	131,513
Joint ventures	53,483	53,355	949	947
Total Investments	$14,127,213	$14,286,039	$6,433,121	$6,407,466

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
Aerospace & Defense	2.7%	2.6%
Airlines	0.3	—
Application Software	13.6	13.6
Asset based lending and fund finance(6)	0.4	—
Banks	0.3	1.2
Beverages(1)	—	—
Building Products	0.5	0.9
Buildings & Real Estate	1.3	1.1
Capital Markets	0.8	—
Commercial Services & Supplies	0.2	0.3
Construction & Engineering(1)	0.2	—
Consumer Finance	0.5	0.5
Diversified Consumer Services	3.3	3.9
Diversified Financial Services(2)	9.8	6.7
Diversified Support Services	0.2	—
Entertainment	1.4	1.9
Equity Real Estate Investment Trusts (REITs)	0.8	0.1
Food & Staples Retailing	1.3	0.4
Health Care Equipment & Supplies	2.0	—
Health Care Providers & Services	3.4	1.0
Health Care Technology	13.9	16.0
Hotels, Restaurants & Leisure	0.8	1.9
Household Durables	0.6	1.3
Industrial Conglomerates	0.7	1.4
Insurance(3)	4.4	2.0
Internet & Direct Marketing Retail	2.2	4.4
IT Services	4.2	5.5
Joint Ventures(1)(4)	0.4	—
Life Sciences Tools & Services	2.1	1.4
Media	0.9	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals(5)	1.0	1.0
Professional Services	6.1	5.8
Real Estate Management & Development	0.2	0.6
Road & Rail	0.1	0.2
Specialty Retail	0.8	—
Systems Software	17.9	23.2
Thrifts & Mortgage Finance(1)	—	—
Wireless Telecommunication Services	0.5	—
Total	100.0%	100.0%
(1)As of December 31, 2025 or December 31, 2024 the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF, Blue Owl Leasing and Stripe Blue Owl. See below, within Note 4, for more information.
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
United States:
Midwest	16.3%	20.9%
Northeast	21.8	15.9
South	24.2	19.8
West	27.8	28.7
Australia	0.6	—
Brazil	0.3	0.6
Canada	2.3	3.0
Estonia	0.1	0.2
Guernsey	—	1.2
Ireland(1)	—	1.0
Israel	—	2.3
Netherlands(1)	—	—
Norway	0.5	0.4
Spain	—	0.3
Sweden	0.5	0.5
Switzerland	0.1	—
United Kingdom	5.5	5.2
Total	100.0%	100.0%
(1)As of December 31, 2025 or December 31, 2024, the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Credit SLF Members. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company's capital commitment in Credit SLF capital remained at $2.5 million and economic ownership decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million of which $16.2 million was unfunded and which since then has been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $34.9 million of which $16.2 million was unfunded.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
As of December 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$427,085	$421,348	67.8%
Blue Owl Capital Corporation II	244	244	0.0%
Blue Owl Credit Income Corp.	87,169	76,960	12.4%
Blue Owl Technology Finance Corp.	34,937	30,875	5.0%
Blue Owl Technology Income Corp.	16,161	14,293	2.3%
State Teachers Retirement System of Ohio	80,799	77,674	12.5%
Total	$646,395	$621,394	100.0%
(1) This represents each equity holder’s ownership percentage at December 31, 2025 based on net contributed capital.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$124,718	$17,354
Investments at fair value	$2,343,367	$1,164,473
Total Assets	$2,477,523	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,728,363	$750,610
Total Liabilities	$1,863,454	$847,556
Total Credit SLF Members’ Equity	$614,069	$348,811

	For the Year Ended December 31,	For the Period Ended December 31,
($ in thousands)	2025	2024(1)
Consolidated Statement of Operations Data
Income
Investment income	$133,213	$14,573
Expenses
Net operating expenses	79,074	8,606
Net investment income (loss)	$54,139	$5,967
Total net realized and unrealized gain (loss)	(10,641)	2,904
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$43,498	$8,871
(1) Credit SLF’s date of inception was May 6, 2024.
The Company’s proportional share of Credit SLF’s net income generated distributions for the following periods:

	For the Year Ended December 31,	For the Period Ended December 31,
($ in thousands)	2025	2024
Dividend Income	$1,345	$27
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp., Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
As of December 31, 2025, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	1.3%
Blue Owl Capital Corporation II	90	90	0.1%
Blue Owl Credit Income Corp.	30,952	17,237	26.7%
Blue Owl Technology Finance Corp.	8,955	5,105	7.9%
Blue Owl Technology Income Corp.	3,918	2,233	3.5%
Blue Owl Alternative Credit Fund	31,000	31,000	48.0%
California State Teachers Retirement System	10,825	8,075	12.5%
Total	$86,600	$64,600	100.0%
(1) This represents each equity holder’s ownership percentage at December 31, 2025, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$34,555
Investments at fair value	$39,628
Total Assets	$74,531
Total Debt (net of unamortized debt issuance costs)	$9,754
Total Liabilities	$10,076
Total Blue Owl Leasing Members’ Equity	$64,455
1) The Company’s date of inception was June 30, 2025.

For the Period Ended December 31,
($ in thousands)	2025(1)
Consolidated Statement of Operations Data
Income
Investment income	$511
Expenses
Net operating expenses	684
Net investment income (loss)	$(173)
Total net realized and unrealized gain (loss)	$28
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(145)
(1) The Company’s date of inception was June 30, 2025
Blue Owl Leasing did not distribute any dividends to the Company for the period ended December 31, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 226% and 220%, respectively.
The tables below present debt obligations as of the following periods:

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$1,480,000	$1,191,983	$23,718	$1,456,282
SPV Asset Facility I	700,000	700,000	—	8,398	691,602
SPV Asset Facility II	400,000	325,000	75,000	4,536	320,464
SPV Asset Facility III	1,100,000	624,500	64,924	11,413	613,087
SPV Asset Facility IV	500,000	200,000	116,062	5,654	194,346
Athena CLO II	375,000	375,000	—	3,932	371,068
Athena CLO IV	240,000	240,000	—	2,346	237,654
Athena CLO V	300,000	300,000	—	1,928	298,072
June 2026 Notes	375,000	375,000	—	713	374,287
January 2027 Notes	300,000	300,000	—	1,621	298,379
March 2028 Notes(3)	650,000	650,000	—	7,811	654,890
September 2028 Notes	75,000	75,000	—	495	74,505
April 2029 Notes(3)	700,000	700,000	—	11,558	703,564
Total Debt	$8,390,000	$6,344,500	$1,447,969	$84,123	$6,288,200
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest expense	$293,568	$183,481	$186,192
Amortization of debt issuance costs, net	27,061	9,258	9,335
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	863	—	—
Total Interest Expense	$321,492	$192,739	$195,527
Average interest rate	6.0%	6.1%	6.1%
Average daily borrowings	$4,810,826	$2,961,574	$3,032,433
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
SPV Asset Facility II
On November 16, 2021 (the “SPV Asset Facility II Closing Date”), ORTF Funding I LLC (“ORTF Funding I”), a Delaware limited liability company and the Company’s wholly-owned subsidiary entered into a Credit Agreement (the “SPV Asset Facility II”), with ORTF Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On the SPV Asset Facility II Closing Date, ORTF Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”). On October 30, 2024, the parties to the SPV Asset Facility II entered into Amendment No. 2 to

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II as amended on December 17, 2025.
The maximum principal amount which may be borrowed under the SPV Asset Facility II is $400 million (increased from $300.0 million on October 30, 2024); the availability of this amount is subject to a borrowing base test, which is based on the value of ORTF Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans for a period after the SPV Asset Facility II Closing Date until November 16, 2028. Unless otherwise terminated, the SPV Asset Facility II will mature on November 16, 2030 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORTF Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORTF Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility II may be permanently reduced, in whole or in part, at the option of ORTF Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at Term SOFR plus a spread of 2.00% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, with such threshold being a range of 65% to 75% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs Bank USA as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, ORTF Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to ORTF Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the SPV Asset Facility II, falls below 20%.
SPV Asset Facilities Assumed in the Mergers
On March 24, 2025, the Company became party to and assumed all of OTF II’s obligations under OTF II’s SPV asset facilities (the “OTF II SPV Asset Facility Assumption Date”).
SPV Asset Facility III
On July 15, 2022 (the “SPV Asset Facility III Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts and to permit a conversion of a revolving loan into a term loan. The following describes the terms of SPV Asset Facility III as amended through December 11, 2025.
The maximum principal amount which may be borrowed under the SPV Asset Facility III is $1.10 billion (increased from $925.0 million to $1.10 billion on December 11, 2025) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III until December 10, 2027. Unless otherwise terminated, the SPV Asset Facility III will mature on December 11, 2035 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.05%, and term loans and revolving loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.25% to 1.00% per annum on the undrawn amount, if any, of the commitments. Certain additional fees are payable to Société Générale as administrative agent.
SPV Asset Facility IV
On November 8, 2022 (the “SPV Asset Facility IV Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility IV”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Street Bank and Trust Company, as collateral agent collateral administrator and as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lender”) and the group agents from time to time parties thereto. The parties to the SPV Asset Facility IV have entered into various amendments, including to replace the Loan and Management Agreement with an Amended and Restated Credit Agreement, extend the availability period and maturity date, increase the maximum commitment, change the interest rate, and make various other changes. The following describes the terms of SPV Asset Facility IV as amended through October 30, 2025.
The maximum principal amount of the SPV Asset Facility IV is $500.0 million (increased from $300.0 million to $500.0 million on October 30, 2025); the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV until October 30, 2028 (the “SPV Asset Facility IV Reinvestment Period”) unless the SPV Asset Facility IV Reinvestment Period is terminated sooner as provided in the SPV Asset Facility IV. Unless otherwise terminated, the SPV Asset Facility IV will mature three years after the last day of the SPV Asset Facility IV Reinvestment Period, on October 30, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a rate based on Term SOFR plus an applicable margin of 2.00% during the SPV Asset Facility IV Reinvestment Period and 2.35% after the end of the SPV Asset Facility IV Reinvestment Period. During the SPV Asset Facility IV Reinvestment Period, there is an unused fee in a range of 0.25% to 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
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
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of December 16, 2020 (the “CLO 2020-1 Closing Date”) by and among the Owl Rock Technology Financing 2020-1 (the “CLO 2020-1 Issuer”), CLO 2020-1 Refinancing Issuer, as co-issuer and State Street Bank and Trust Company as trustee, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112.5 million of AAA(sf) Class A-1R Notes, which bore interest at the Benchmark plus 3.05%, (ii) $23.5 million of AAA(sf) Class A-2R Notes, which bore interest at 6.937%, (iii) $53 million of A(sf) Class B-1R Notes, which bore interest at the Benchmark plus 4.64% and (iv) $15 million of A(sf) Class B-2R Notes, which bore interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes were secured by the middle-market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
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
Through October 15, 2027, a portion of the proceeds received by the CLO 2020-1 Refinancing Issuer may be used by the CLO 2020-1 Refinancing Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
manager for the CLO 2020-1 Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO 2020-1 Refinancing Secured Notes were the secured obligation of the CLO 2020-1 Refinancing Issuer, and the CLO 2020-1 Refinancing Indenture includes customary covenants and events of default.
On October 15, 2025, we redeemed in full all $204.0 million in aggregate principal amount of CLO 2020-1 at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, October 15, 2025.
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
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bore interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bore interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bore interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Athena CLO II Class A-L Loans bore interest at three-month term SOFR plus 2.85%. The Athena CLO II Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
The Athena CLO II Secured Notes were redeemed in the Athena CLO II Refinancing, described below.
Concurrently with the issuance of the Athena CLO II Secured Notes and the borrowing under the Athena CLO II Class A-L Loans, the Athena CLO II Issuer issued approximately $187.3 million of subordinated securities in the form of 187,300 preferred shares at an issue price of $1,000 per share (the “Athena CLO II Preferred Shares”).
As part of the Athena CLO II Transaction, OTF II entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from OTF II to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from OTF II to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of OTF II, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. OTF II and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes were able to be used by the Athena CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The Athena CLO II Debt was the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Indenture and Athena CLO II Class A-L Credit Agreement each included customary covenants and events of default.
Athena CLO II Refinancing
On December 16, 2025 (the “Athena CLO II Refinancing Date”), the Company completed a $615.1 million term debt securitization refinancing (the “Athena CLO II Refinancing”). The secured notes and preferred shares issued in the Athena CLO II Refinancing and the secured loan borrowed in the Athena CLO II Refinancing were issued and incurred, as applicable, by the

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Refinancing Issuer”).
The Athena CLO II Refinancing was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of December 13, 2023 (the “Athena CLO II Original Closing Date”), as amended and supplemented by the first supplemental indenture dated as of the Athena CLO II Refinancing Date (the “Athena CLO II Refinancing Indenture”), by and among the Athena CLO II Refinancing Issuer and State Street Bank and Trust Company: (i) $75 million of AAA(sf) Class A-R Notes, which bear interest at Benchmark plus 1.70%, (ii) $31.25 million of AA(sf) Class B-R Notes, which bear interest at Benchmark plus 2.00% and (iii) $18.75 million of A(sf) Class C-R Notes, which bear interest at Benchmark plus 2.40% (together, the “Athena CLO II Refinancing Secured Notes”) and (B) the borrowing by the Athena CLO II Refinancing Issuer of $250 million under floating rate Class A-LR loans (the “Athena CLO II Refinancing Class A-LR Loans” and together with the Athena CLO II Refinancing Secured Notes, the “Athena CLO II Refinancing Debt”). The Athena CLO II Refinancing Class A-LR Loans bear interest at Benchmark plus 1.70%. The Athena CLO II Refinancing Class A-LR Loans were borrowed under a credit agreement (the “Athena CLO II Refinancing Class A-LR Credit Agreement”), dated as of the Athena CLO II Refinancing Date, by and among the Athena CLO II Refinancing Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Debt is scheduled to mature on January 18, 2039. The Athena CLO II Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Refinancing Secured Notes and the borrowing under the Athena CLO II Refinancing Class A-LR Loans, the Athena CLO II Refinancing Issuer issued approximately $52.8 million of additional subordinated securities in the form of 52,800 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO II Refinancing Additional Preferred Shares”). The total amount of outstanding preferred shares as of the Athena CLO II Refinancing Date is 240,100.
On the Athena CLO II Original Closing Date, the Company entered into a loan sale agreement with the Athena CLO II Refinancing Issuer dated as of the Athena CLO II Original Closing Date, which provided for the contribution of approximately $83.945 million funded par amount of middle market loans from the Company to the Athena CLO II Refinancing Issuer on the Athena CLO II Original Closing Date and for future sales from the Company to the Athena CLO II Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the Athena CLO II Refinancing, the Company and the Athena CLO II Refinancing Issuer entered into an amended and restated loan sale agreement dated as of the Athena CLO II Refinancing Date (the “OTF Loan Sale Agreement”), which provides for the sale and contribution of approximately $217.963 million funded par amount of middle market loans from the Company to the Athena CLO II Refinancing Issuer on the Athena CLO II Refinancing Date and for future sales from the Company to the Athena CLO II Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the Athena CLO II Refinancing Debt. The Company made customary representations, warranties, and covenants to the Athena CLO II Refinancing Issuer under the applicable loan sale agreement.
Through January 18, 2039, a portion of the proceeds received by the Issuer from the loans securing the Athena CLO II Refinancing Debt may be used by the Athena CLO II Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The Athena CLO II Refinancing Debt is the secured obligation of the Athena CLO II Refinancing Issuer, and the Athena CLO II Refinancing Indenture and Athena CLO II Refinancing Class A-LR Credit Agreement each include customary covenants and events of default.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
Athena CLO V
On October 8, 2025 (the “Athena CLO V Closing Date”), the Company completed a $501.3 million term debt securitization transaction (the “Athena CLO V Transaction”). The secured notes and preferred shares issued in the Athena CLO V Transaction were issued by the Company’s consolidated subsidiary Athena CLO V, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO V Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.
The Athena CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the Closing Date (the “Athena CLO V Indenture”), by and among the Athena CLO V Issuer and State Street Bank and Trust Company: (i) $260 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73%, (ii) $25 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70% (together, the “Athena CLO V Secured Notes”). The Athena CLO V Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Notes are scheduled to mature on October 15, 2038. The Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser and NatWest Markets Securities Inc. as Co-Placement Agent with respect to the Class A Notes. Concurrently with the issuance of the Athena CLO V Secured Notes, the Athena CLO V Issuer issued approximately $201.3 million of subordinated securities in the form of 201,320 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO V Preferred Shares”).

As part of the Athena CLO V CLO Transaction, the Company entered into a loan sale agreement with the Athena CLO V Issuer dated as of the Athena CLO V Closing Date (the “Athena CLO V OTF Loan Sale Agreement”), which provided for the contribution of approximately $447.7 million funded par amount of middle market loans from the Company to the Athena CLO V Issuer on the Closing Date and for future sales from the Company to the Athena CLO V Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO V Notes. No gain or loss was recognized as a result of these sales and contributions. The Company made customary representations, warranties, and covenants to the Issuer under the loan sale agreement.

Through October 15, 2030, a portion of the proceeds received by the Athena CLO V Issuer from the loans securing the Athena CLO V Secured Notes may be used by the Athena CLO V Issuer to purchase additional middle market loans under the direction of the Adviser, the Company’s investment advisor, in its capacity as collateral manager for the Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
December 2025 Notes
On September 23, 2020, the Company issued $400 million aggregate principal amount of its 4.75% notes due 2025 (the “December 2025 Notes”) and on November 23, 2021, the Company issued an additional $250 million aggregate principal amount of the December 2025 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
On October 15, 2025, the Company caused notice to be issued to the Trustee of the December 2025 Notes regarding the Company’s exercise of the option to redeem in full all $400 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, November 15, 2025. On November 15, 2025, the Company redeemed in full all $400 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, November 15, 2025.
The December 2025 Notes bore interest at a rate of 4.75% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2020. The December 2025 Notes were the Company’s direct, general unsecured obligations and ranked senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the December 2025 Notes.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
March 2028 Notes
On January 21, 2025, the Company issued $650.0 million aggregate principal amount of its 6.100% notes due 2028 (the “March 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. When initially issued, the March 2028 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together , the “March 2028 Indenture”). The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.100% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. Concurrent with the issuance of the March 2028 Notes, the Company entered into a Registration Rights Agreement (the “March 2028 Registration Rights Agreement”) for the benefit of the purchasers of the March 2028 Notes. Pursuant to the terms of the March 2028 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on December 9, 2025, commenced an offer to exchange the notes initially issued on January 21, 2025 for newly issued registered notes with substantially similar terms, which expired on January 9, 2026 and was completed promptly thereafter.

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
In connection with the issuance of the March 2028 Notes, on January 21, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. The Company will receive fixed rate interest at 6.100% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the year ended December 31, 2025, the Company made periodic payments of $35.6 million. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $12.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the year ended December 31, 2025, the Company made periodic payments of $3.0 million. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $14.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,480,000	$—	$—	$1,480,000	$—
SPV Asset Facility I	700,000	—	—	—	700,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	624,500	—	—	—	624,500
SPV Asset Facility IV	200,000	—	—	200,000	—
Athena CLO II	375,000	—	—	—	375,000
Athena CLO IV	240,000	—	—	—	240,000
Athena CLO V	300,000	—	—	—	300,000
June 2026 Notes	375,000	375,000	—	—	—
January 2027 Notes	300,000	—	300,000	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$6,344,500	$375,000	$1,025,000	$2,705,000	$2,239,500
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$282,924	$—	$—	$282,924
Investments:
First-lien senior secured debt investments	$—	$318,098	$10,660,972	$10,979,070
Second-lien senior secured debt investments	—	125,924	442,717	568,641
Unsecured debt investments	—	—	477,128	477,128
Specialty finance debt investments	—	—	37,452	37,452
Preferred equity investments	—	—	1,072,481	1,072,481
Common equity investments	706	37,364	684,030	722,100
Specialty finance equity investments	—	—	215,864	215,864
Subtotal	$706	$481,386	$13,590,644	$14,072,736
Investments measured at Net Asset Value(1)	—	—	—	213,303
Total Investments at fair value	$706	$481,386	$13,590,644	$14,286,039
Derivatives:
Foreign currency forward contracts	$—	$(1,941)	$—	$(1,941)
Interest rate swaps	$—	$26,732	$—	$26,732
(1)Includes equity investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing and Stripe Blue Owl, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

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
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$4,341,268	$166,159	$336,635	$5,041	$686,857	$468,727	$69,835	$6,074,522
Purchases of investments, net	3,167,439	193,089	4,692	11,050	99,454	36,701	34,215	3,546,640
Payment-in-kind	55,810	13,958	27,911	806	71,685	—	—	170,170
Proceeds from investments, net	(1,471,443)	(42,293)	(36,469)	(99)	(137,953)	(5,527)	13,311	(1,680,473)
Net change in unrealized gain (loss)	3,838	4,456	10,417	(15)	23,334	122,315	7,121	171,466
Net realized gains (losses)	7,996	(12,198)	60	—	67,206	(2,306)	—	60,758
Net amortization/accretion of premium/discount on investments	23,879	2,556	21,266	(2)	2,710	—	—	50,409
Transfers between investment types	—	—	759	—	(2,445)	1,686	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	(3,092)	—	(3,092)
Transfers in from the Mergers	4,532,185	116,990	111,857	20,671	261,633	65,526	91,382	5,200,244
Fair value, end of period	$10,660,972	$442,717	$477,128	$37,452	$1,072,481	$684,030	$215,864	$13,590,644
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$3,970,342	$235,292	$407,407	$4,805	$848,786	$263,525	$60,053	$5,790,210
Purchases of investments, net	1,644,786	4	51,464	1,227	23,538	6,185	38,339	1,765,543
Payment-in-kind	55,467	11,874	29,178	76	42,901	—	—	139,496
Proceeds from investments, net	(1,231,215)	(86,196)	(160,602)	(1,084)	(25,159)	(60,514)	(37,027)	(1,601,797)
Net change in unrealized gain (loss)	(3,995)	(11,825)	9,086	17	(34,597)	55,127	6,552	20,365
Net realized gains (losses)	(91,298)	(806)	(13,763)	—	(16,293)	23,746	1,918	(96,496)
Net amortization of discount on investments	24,033	1,016	14,624	—	728	—	—	40,401
Transfers between investment types	(26,852)	—	(759)	—	(153,047)	180,658	—	—
Transfers into (out of) Level 3(1)	—	16,800	—	—	—	—	—	16,800
Fair value, end of period	$4,341,268	$166,159	$336,635	$5,041	$686,857	$468,727	$69,835	$6,074,522
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Specialty finance debt investments	Preferred equity investments	Common equity investments	Specialty finance equity investments	Total
Fair value, beginning of period	$4,232,118	$448,075	$347,322	$—	$830,580	$318,744	$29,210	$6,206,049
Purchases of investments, net	804,327	—	—	4,730	7,820	1,689	31,953	850,519
Payment-in-kind	67,368	12,980	32,649	75	36,083	—	—	149,155
Proceeds from investments, net	(1,135,911)	(20,000)	(182)	—	(2,460)	—	(1,886)	(1,160,439)
Net change in unrealized gain (loss)	16,578	2,033	13,304	—	(59,586)	9,338	776	(17,557)
Net realized gains (losses)	(15,447)	—	(22)	—	114	—	—	(15,355)
Net amortization of discount on investments	19,683	511	14,336	—	489	—	—	35,019
Transfers between investment types	(9,500)	—	—	—	35,746	(26,246)	—	—
Transfers into (out of) Level 3(1)	(8,874)	(208,307)	—	—	—	(40,000)	—	(257,181)
Fair value, end of period	$3,970,342	$235,292	$407,407	$4,805	$848,786	$263,525	$60,053	$5,790,210
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2025 on Investments Held at December 31, 2025	Net change in unrealized gain (loss) for the Year Ended December 31, 2024 on Investments Held at December 31, 2024
First-lien senior secured debt investments	$7,498	$(8,916)
Second-lien senior secured debt investments	(4,490)	(11,878)
Unsecured debt investments	9,874	9,086
Specialty finance debt investments	(15)	16
Preferred equity investments	21,630	(40,986)
Common equity investments	119,298	62,782
Specialty finance equity investments	7,121	6,436
Total Investments	$160,916	$16,540

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

December 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,280,482	Recent Transaction	Transaction Price	95.0% - 100.0% (99.4%)	Increase
	9,346,910	Yield Analysis	Market Yield	6.0% - 23.6% (9.4%)	Decrease
	33,580	Collateral Analysis	Recovery Rate	0.0% - 107.2% (84.0%)	Increase
Second-lien senior secured debt investments	$442,717	Yield Analysis	Market Yield	8.4% - 32.5% (14.4%)	Decrease
Unsecured debt investments	$473,340	Yield Analysis	Market Yield	5.5% - 14.9% (11.9%)	Decrease
	3,788	Market Approach	Revenue Multiple	4.3x - 5.0x (4.8x)	Increase
Specialty finance debt investments	$37,452	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$122,829	Recent Transaction	Transaction Price	62.8% - 100.0% (86.5%)	Increase
	451,265	Yield Analysis	Market Yield	11.6% - 35.3% (14.0%)	Decrease
	498,387	Market Approach	Revenue Multiple	2.0x - 25.2x (7.3x)	Increase
Common equity investments	$421,309	Recent Transaction	Transaction Price	54.2% - 813.7% (444.3%)	Increase
	61,131	Yield Analysis	Market Yield	27.5% - 27.5% (27.5%)	Decrease
	110,029	Market Approach	EBITDA Multiple	0.0x - 25.5x (11.9x)	Increase
	8,330	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Decrease
	214	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
	82,784	Market Approach	Revenue Multiple	4.25x - 13.0x (10.1x)	Increase
	233	Option Pricing Model	Volatility	60.0% - 70.0% (69.9%)	Increase
Specialty finance equity investments	$184,468	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	22,602	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs (Premium)	Fair Value
Revolving Credit Facility	$1,456,282	$23,718	$1,456,282	$298,329	$14,675	$298,329
SPV Asset Facility I	691,602	8,398	691,602	590,448	9,552	590,448
SPV Asset Facility II	320,464	4,536	320,464	295,247	4,753	295,247
SPV Asset Facility III	613,087	11,413	613,087	—	—	—
SPV Asset Facility IV	194,346	5,654	194,346	—	—	—
CLO 2020-1	—	—	—	199,985	4,015	199,985
Athena CLO II	371,068	3,932	371,068	—	—	—
Athena CLO IV	237,654	2,346	237,654	—	—	—
Athena CLO V	298,072	1,928	298,072	—	—	—
June 2025 Notes	—	—	—	209,377	623	208,425
December 2025 Notes	—	—	—	651,495	(1,495)	643,500
June 2026 Notes	374,287	713	373,125	372,773	2,227	362,813
January 2027 Notes	298,379	1,621	291,750	296,855	3,145	281,250
March 2028 Notes	654,890	7,811	653,250	—	—	—
September 2028 Notes	74,505	495	75,000	—	—	—
April 2029 Notes	703,564	11,558	715,750	—	—	—
Total Debt	$6,288,200	$84,123	$6,291,450	$2,914,509	$37,495	$2,879,997

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	2,108,875	1,495,988
Level 3	4,182,575	1,384,009
Total Debt	$6,291,450	$2,879,997
Financial Instruments Not Carried at Fair Value
As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following period:

	As of December 31, 2025
	Notional Amount		Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps April 2029 Notes		$700,000	$14,619	$—
Interest rate swaps March 2028 Notes		$650,000	12,113	—
Total derivatives designated as hedges(1)(2)			$26,732	$—

Derivatives not designated as hedges
Foreign currency forward contract GBP		£159,730	$214,309	$(215,224)
Foreign currency forward contract EUR		€344,832	407,768	(408,583)
Foreign currency forward contract AUD	A$	12,910	8,405	(8,616)
Total derivatives not designated as hedges			$630,482	$(632,423)
(1)The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $27.8 million as of December 31, 2025.
The Company did not hold interest rate swaps or foreign currency forward contracts as of December 31, 2024.
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Year Ended December 31, 2025
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges
Interest rate swaps April 2029 Notes	$5,968	$(6,243)	$(275)
Interest rate swaps March 2028 Notes	12,113	(12,701)	(588)
Net change in unrealized gain (loss) on interest rate swaps and hedged items(1)			$(863)
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The Company did not hold any interest rate swaps for the year ended December 31, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued

The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Year Ended December 31, 2025
	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges
Foreign currency forward contract GBP	$(915)	$791	$(124)
Foreign currency forward contract EUR	(815)	(1,497)	(2,312)
Foreign currency forward contract AUD	(211)	43	(168)
Total net unrealized and realized gain (loss)(1)			$(2,604)
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the year ended December 31, 2024.
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$797,118	$315,345
Total unfunded delayed draw loan commitments	$947,440	$286,912
Total unfunded debt commitments	$1,744,558	$602,257

Total unfunded specialty finance equity commitments	$41,900	$6,080
Total unfunded common equity commitments	$8,113	$—
Total unfunded equity commitments	$50,013	$6,080

Total unfunded commitments	$1,794,571	$608,337
As of December 31, 2025, the Company believed they had adequate financial resources to cover outstanding unfunded portfolio company commitments.
Other Commitments and Contingencies
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program (the “2025 Stock Repurchase Program”) under which we may repurchase up to $200 million of our outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. As of December 31, 2025, 5,192,408 shares of the Company’s common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million since the 2025 Stock Repurchase Program’s inception. All shares purchased by us pursuant to 2025 Stock Repurchase Program have been retired and are authorized and unissued shares.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management was not aware of any pending or threatened litigation.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the year ended December 31, 2025 and 2024. See “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
November 5, 2025	December 31, 2025	January 15, 2026	$0.35
August 5, 2025	September 30, 2025	October 15, 2025	$0.35
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	$0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	$0.05
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	$0.05
June 2, 2025	June 30, 2025	July 15, 2025	$0.35
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
October 1, 2024	December 31, 2024	January 31, 2025	$0.33
August 6, 2024	September 30, 2024	November 15, 2024	$0.36
May 7, 2024	June 28, 2024	August 15, 2024	$0.40
February 21, 2024(1)	March 29, 2024	May 15, 2024	$0.37
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
November 7, 2023	December 29, 2023	January 31, 2024	$0.37
August 8, 2023	September 29, 2023	November 15, 2023	$0.37
May 9, 2023	June 30, 2023	August 15, 2023	$0.37
February 21, 2023(1)	March 31, 2023	May 15, 2023	$0.34
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Year Ended December 31, 2025
Date Declared	Record Date	Payment Date	Shares
August 5, 2025	September 30, 2025	October 15, 2025	1,885,921
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	275,099
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
August 6, 2024	September 30, 2024	November 15, 2024	1,176,276
May 7, 2024	June 28, 2024	August 15, 2024	1,323,864
February 21, 2024	March 29, 2024	May 15, 2024	1,190,189
November 7, 2023	December 29, 2023	January 31, 2024	1,212,560

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
August 8, 2023	September 29, 2023	November 15, 2023	1,205,890
May 9, 2023	June 30, 2023	August 15, 2023	1,169,242
February 21, 2023	March 31, 2023	May 15, 2023	1,082,573
November 1, 2022	December 31, 2022	January 31, 2023	912,215
2025 Stock Repurchase Program
On May 27, 2025, the Board approved the 2025 Stock Repurchase Program under which the Company may repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. Unless extended by the Board, the 2025 Stock Repurchase Program will terminate 18-months from the date of the Exchange Listing. For the year ended December 31, 2025, repurchases under the 2025 Stock Repurchase Program were as follows:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 1, 2025 - September 30, 2025	614,291	$14.46	$8,880	$191,120
October 1, 2025 - October 31, 2025	—	$—	$—	$191,120
November 1, 2025 - November 30, 2025	971,369	$13.49	$13,102	$178,018
December 1, 2025 - December 31, 2025	3,606,748	$14.27	$51,466	$126,552
Total	5,192,408		$73,448

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2025	2024	2023(1)
Increase (decrease) in net assets resulting from operations	$720,371	$319,225	$369,139
Weighted average shares of common stock outstanding—basic and diluted	409,416,223	209,770,414	205,005,236
Earnings (loss) per common share-basic and diluted	$1.76	$1.52	$1.80
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
For the years ended December 31, 2025, 2024, and 2023 the Company recorded U.S. federal excise tax expense of $7.5 million, $11.5 million, and $9.1 million, respectively.
The following reconciles the increase (decrease) in net assets resulting from operations for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
($ in thousands)	2025(1)	2024	2023
Increase (decrease) in net assets resulting from operations	$720,371	$319,225	$369,139
Adjustments:
Net unrealized (gain) loss	(175,209)	(51,364)	3,531
Deferred organization costs	(24)	—	—
Federal and state income tax	7,489	11,467	9,100
Other book-tax differences	(29,496)	43,472	(22,700)
Taxable Income	$523,131	$322,800	$359,070
(1)Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2025
Total distributions declared of $607.7 million resulted in a taxable dividend amount of $607.7 million that consisted of $607.7 million of ordinary income for the year ending December 31, 2025. For the calendar year ended December 31, 2025, the Company had $306.6 million net unrealized gains on investments and assets and liabilities in foreign currencies, and $(34.2) million of other temporary differences. For the calendar year ended December 31, 2025, the Company had $159.4 million of undistributed ordinary income and $31.4 million of undistributed long term capital gains. For the year ended December 31, 2025, 85.8% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
For the year ended December 31, 2025, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $79.7 million were principally related to temporary differences acquired from the Merger of $73.8 million as well as $7.5 million attributable to U.S. federal excise taxes.
As of December 31, 2025, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $335.5 million based on a tax cost basis of $14.0 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $101.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $437.2 million.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2024
Total distributions declared during the year ended December 31, 2024 of $307.0 million consisted of approximately $282.1 million of ordinary income and $24.9 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2024, the Company had $293.9 million of undistributed ordinary income, $18.3 million of capital loss carryforwards, as well as $(6.4) million net unrealized gains on investments and assets and liabilities in foreign currencies, and $1.6 million of other temporary differences. For the year ended December 31, 2024, 83.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
For the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $11.5 million of U.S. federal excise taxes.
As of December 31, 2024, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $15.8 million based on a tax cost basis of $6.4 million. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $203.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $188.0 million.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $300.3 million were consisted of approximately $252.7 million ordinary income and $47.6 million of long-term capital gains, as determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $236.2 million of undistributed ordinary income, $47.6 million of undistributed capital gains, as well as $(10.1) million net unrealized gains on investments and assets and liabilities in foreign currencies, and $(3.8) million of other temporary differences. For the year ended December 31, 2023, 82.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025 and 2024 the Company recorded U.S. federal and state income tax expense/(benefit) of $(51) thousand and (6) thousand, respectively.
The Company recorded a net deferred tax liability of $797 thousand as of December 31, 2025, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $36 thousand for taxable subsidiaries as of December 31, 2024.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods. The financial highlights for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 were derived from the Company's consolidated financial statements that were audited by the Company's former independent registered public accounting firm.

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023	2022	2021	2020	2019	2018
Per share data:
Net asset value, beginning of period	$17.09	$17.03	$16.70	$17.65	$14.88	$14.70	$14.53	$—
Net investment income (loss)(1)	1.25	1.78	1.79	1.36	1.06	0.92	0.85	(0.23)
Net realized and unrealized gain (loss)(1)	0.51	(0.26)	(0.01)	(1.27)	2.52	0.10	(0.03)	(0.11)
Total from operations	1.76	1.52	1.78	0.09	3.58	1.02	0.82	(0.34)
Repurchase of common shares(7)	0.04	—	—	—	—	—	—	14.87
Issuance of common shares in connection with the Mergers(2)	(0.07)	—	—	—	—	—	—	—
Distributions declared from earnings(7)	(1.49)	(1.46)	(1.45)	(1.04)	(0.81)	(0.84)	(0.65)	—
Total increase (decrease) in net assets	0.24	0.06	0.33	(0.95)	2.77	0.18	0.17	14.53
Net asset value, end of period	$17.33	$17.09	$17.03	$16.70	$17.65	$14.88	$14.70	$14.53
Shares outstanding, end of period	464,047,623	212,155,118	207,252,229	202,882,309	200,099,575	100,586,224,000	52,852,122	19,739,051,000
Per share market value at end of period	$14.54	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Return, based on net market value(3)	(8.4)%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Return, based on net asset value(4)	11.8%	9.3%	11.1%	0.6%	24.5%	7.2%	5.8%	(3.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(5)(6)	8.9%	8.7%	9.2%	6.5%	8.4%	7.8%	9.3%	7.7%
Ratio of net investment income to average net assets(5)	7.2%	10.5%	10.6%	8.0%	6.1%	6.5%	5.5%	(3.2)%
Net assets, end of period	$8,041,598	$3,625,150	$3,529,994	$3,387,365	$3,532,150	$1,496,879	$777,172	$286,710
Weighted-average shares outstanding	409,416,223	209,770,414	205,005,236	201,368,005	139,198,430	85,371,169	36,696,078	9,344,401
Total capital commitments, end of period	N/A	$3,134,815	$3,143,815	$3,134,815	$3,134,815	$3,126,885	$2,519,921	$1,813,178
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%	100.0%	100.0%	100.0%	45.7%	30.7%	16.0%
Portfolio turnover rate	20.9%	34.7%	11.7%	9.3%	27.3%	10.8%	18.4%	—%
Year of formation	2018	2018	2018	2018	2018	2018	2018	2018
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the issuance of common stock because of the timing of sales of the Company’s shares.
(3)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the listing price of $17.15 per share on the listing date of June 12, 2025. Total return is not annualized.
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
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended December 31, 2025 was 8.9%.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
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
(1)Based on the NAV per share at closing of $17.06 and the 250,738,523 common shares issued by the Company in conjunction with the Mergers.
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
January 2031 Notes
On January 23, 2026, the Company issued $400.0 million aggregate principal amount of 6.125% notes due 2031. In connection with the issuance of the January 2031 Notes, on January 20, 2026 we entered into a bilateral interest rate swap. The notional amount of

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements - Continued
the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.125% and pay variable rate interest based on SOFR plus 2.495%. The interest rate swap matures on January 23, 2031.
Dividend
On February 18, 2026, the Board approved a first quarter dividend of $0.35 per share for stockholders of record as of March 31, 2026, payable on or before April 15, 2026.

2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which we may repurchase up to $300 million of our common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. Upon entering into the 2026 Stock Repurchase Program, the 2025 Stock Repurchase Program will terminate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.
(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(c)     Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.
(d)    Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2025, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2028 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2027 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 62	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2018; Term expires in 2026	5	OBDC OBDC II OCIC OTIC
Victor Woolridge, 69	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	5	OBDC OBDC II OCIC OTIC
Christopher M. Temple, 58	Director	President of DelTex Capital LLC	Class III Director since 2018; Term expires in 2027	5	OBDC OBDC II OCIC OTIC
Melissa Weiler, 61	Director	Private Investor	Class III Director since 2021; Term expires in 2027	5	OBDC OBDC II OCIC OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 73	Chairman of the Board and Director	Retired	Class I Director since 2018; Term expires in 2028	5	OBDC OBDC II OCIC OTIC
Interested Directors(4)
Craig W. Packer, 59	Chief Executive Officer and Director	Co-Founder of Owl Rock Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class I Director since 2018; Term expires in 2028	5	OBDC OBDC II OCIC OTIC Blue Owl Capital Inc.

____________________
(1)The address for each director is c/o Blue Owl Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D'Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D'Alelio has served as director of Vermont Farmstead Cheese. Mr. D'Alelio served on the board of Blackstone Senior Floating Rate 2027 Term Fund from April 2010 until February 2025, Blackstone Long Short Credit Income Fund from November 2010 until February 2025 and Blackstone Strategic Credit 2027 Term Fund from May 2021 until February 2025. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II and OCIC in February 2021 and the board of directors of OTIC in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge serves as Board Committee Chair and President of Springfield Riverfront Development Corporation – Basketball Hall of Fame. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OCIC and OTIC in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, since March 2016 and November 2016 Mr. Packer has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of the Company, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC, OBDC II, OCIC, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and

was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a Board Member of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provides an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met fifteen times during 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three members of the Board attended our 2025 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee, a Compensation Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.
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

Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit, Nominating and Corporate Governance, and Compensation Committees can be accessed on the Company’s website at www.blueowltechnologyfinance.com.
As of December 31, 2025, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Co-Investment Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge	Victor Woolridge
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
(e)pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)acts as a liaison between our independent registered public accounting firm and the Board.
The Audit Committee had nine formal meetings in 2025.
Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act, and otherwise satisfies the sophistication requirements of NYSE Rule 303A.07.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2025.

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
Compensation Committee Governance, Responsibilities and Meetings
In accordance with its written charter adopted by the Board, the Compensation Committee:
(a)determines, or recommends to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers;

(b)assists the Board with matters related to compensation generally, except with respect to the compensation of the directors; and
(c)may delegate its authority to subcommittees or the Chair of the Compensation Committee when it deems appropriate and in the best interests of the Company.
As none of our executive officers are currently compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee was formed in May 2025 and did not meet in 2025.
Co-Investment Committee Governance, Responsibilities and Meetings
The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025 and had three formal meetings in 2025.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a current or former officer of the Company. No member of the Compensation Committee (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act, or (ii) is an executive officer of another entity, at which one of our executive officers serves on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed except for one Form 4 filing for Erik Bissonnette that was filed late due to an administrative error.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowltechnologyfinance.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowltechnologyfinance.com or file a Form 8-K with the Securities and Exchange Commission.

We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19.1 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company:

Name	Age	Position	Officer Since
Erik Bissonnette	46	President	2024
Karen Hager	53	Chief Compliance Officer	2018
Neena Reddy	48	Vice President and Secretary	2019
Jonathan Lamm	51	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	37	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
Shari Withem	43	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
The address for each of our executive officers is c/o Blue Owl Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.

Ms. Hager is the Global Chief Compliance Officer and a Senior Managing Director of Blue Owl, a member of Blue Owl’s Management Committee and Operating Committee and serves as the Chief Compliance Officer of each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Bissonnette is a Senior Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company and OTIC, and Portfolio Manager for certain funds in Blue Owl’s Technology Lending strategy, including the Company and OTIC. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Bank of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
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

Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of the Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The members of the Technology Lending Investment Committee perform a similar role for OTIC and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II and OCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Risks Related to Our Adviser and Its Affiliates – Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest” for a discussion of potential conflicts of interests.
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
In addition to managing our investments, our portfolio managers also manage other registered investment companies and BDCs, other pooled investment vehicles and other accounts, as indicated below. The following table identifies, as of December 31, 2025: (i) the number of registered investment companies and BDCs (including us), other pooled investment vehicles and other accounts managed by each portfolio manager; (ii) the total assets of such companies, vehicles and accounts; and (iii) the number and total assets of such companies, vehicles and accounts that are subject to an advisory fee based on performance.

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Douglas I. Ostrover
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	40	$15,115	12	$9,823
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Marc S. Lipschultz
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	44	$25,889	16	$20,597
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Craig W. Packer
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	$13,750	11	$9,261
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Alexis Maged
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	$13,750	11	$9,261
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Erik Bissonnette
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	$754	1	$65
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Pravin Vazirani
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	$754	1	$65
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Jon ten Oever
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	$754	1	$65
Other accounts	—	$—	—	$—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Arthur Martini
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	$754	1	$65
Other accounts	—	$—	—	$—
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively, of each Blue Owl Client.
Biographical information regarding the members of the Technology Lending Investment Committee, who are not directors or executive officers of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of the Company from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz

has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz served on the board of the Hess Corporation until 2025 and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
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
Mr. ten Oever is a Senior Managing Director of Blue Owl, serves as the Head of Technology Credit for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2008 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2008 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a J.D. from Yale Law School and a B.A. from Huron College at the University of Western Ontario.
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
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of February 11, 2026 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001-$500,000; $500,001-$1,000,000; or Over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp.(1)(2)
Douglas I. Ostrover	Over $1,000,000(3)
Marc S. Lipschultz	None
Craig W. Packer	None
Alexis Maged	None
Erik Bissonnette	Over $1,000,000
Pravin Vazirani	Over $1,000,000
Jon ten Oever	$500,001-$1,000,000
Arthur Martini	$500,001 - $1,000,000
____________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock as of February 11, 2026 times the number of shares beneficially owned.
(3)Reflects the shares held by Owl Rock FIC Tech BDC LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

Item 11. Executive Compensation.
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2025, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$200,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$250,000	$15,000	$10,000	$5,000
$10 Billion < $15 Billion	$300,000	$15,000	$10,000	$5,000
≥ $15 Billion	$350,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$290,000	$290,000	$1,442,806
Christopher M. Temple	$285,000	$285,000	$1,416,500
Eric Kaye	$280,000	$280,000	$1,390,194
Melissa Weiler	$275,000	$275,000	$1,363,889
Victor Woolridge	$275,000	$275,000	$1,363,889
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 11, 2026 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 465,329,991 shares of our common stock outstanding as of February 11, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
The Regents Of The University Of California(3)	43,624,472	9.4%
Mubadala Investment Company PJSC(2)	29,130,491	6.2%
Interested Directors
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	46,876	*
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge(4)	10,853	*
Executive Officers
Karen Hager	—	—
Erik Bissonnette(5)	166,525	*
Neena Reddy	—	—
Jonathan Lamm	5,444	*
Shari Withem	—	—
Matthew Swatt	—	—
All officers and directors as a group (12 persons)(5)	229,698	*
*Less than 1%
(1)The address of The Regents Of The University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)As of December 31, 2025, each of Mubadala Investment Company PJSC and Mamoura Diversified Global Holding PJSC may have been deemed to have beneficially owned 29,130,491 shares of Common Stock, par value $0.01 per share ("Common Stock"), of Blue Owl Technology Finance Corp. (the "Issuer"). Of such shares of Common Stock, 18,449,359 shares of Common Stock were directly held and beneficially owned by MIC Capital Management 93 RSC Ltd ("93 RSC") and 10,681,132 shares of Common Stock were directly held and beneficially owned by Fifteenth Investment Company LLC. 93 RSC is a wholly owned subsidiary of MIC Capital Management 85 RSC Ltd ("85 RSC"). 85 RSC and 15th Investment Company LLC are each wholly owned subsidiaries of Mamoura Diversified Global Holding PJSC, which is a wholly owned subsidiary of Mubadala Investment Company PJSC. Due to their relationship with 93 RSC, each of 85 RSC, Mamoura Diversified Global Holding PJSC and Mubadala Investment Company PJSC may have been deemed to have indirectly beneficially owned the shares of Common Stock of the Issuer that were held directly by 93 RSC. Due to their relationship with Fifteenth Investment Company LLC, each of Mamoura Diversified Global Holding PJSC and Mubadala Investment Company PJSC may have been deemed to have indirectly beneficially owned the shares of Common Stock of the Issuer that were held directly by 15th Investment Company LLC. The address of Mamoura Diversified Global Holding PJSC and Mubadala Investment Company PJSC is Al Mamoura A, Al Muroor Street, Abu Dhabi, United Arab Emirates.
(3)Shares are held by Victor Woolridge 2022 Trust. Mr. Woolridge disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(4)Shares held jointly by Mr. Bissonnette and his spouse.
(5)The address for each of the directors and officers is c/o Blue Owl Technology Finance Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 11, 2026, stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, OBDC, OBDC II, OCIC and OTIC.

Name of Director	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	Over $100,000
Independent Directors
Edward D'Alelio	Over $100,000	Over $100,000
Eric Kaye	None	Over $100,000
Christopher M. Temple	None	Over $100,000
Melissa Weiler	None	Over $100,000
Victor Woolridge	Over $100,000	Over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the closing price per share of the Company’s common stock on February 11, 2026, multiplied by the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of OBDC’s common stock on February 11, 2026, multiplied by the number of shares of OBDC’s common stock beneficially owned by the director, (2) the current net asset value per share of OBDC II’s common stock multiplied by the number of shares of OBDC II’s common stock beneficially owned by the director, (3) the closing price per share of the Company’s common stock on February 11, 2026, multiplied by the number of shares of the Company’s common stock beneficially owned by the director, (4) the current net offering price per share of OCIC’s common stock multiplied by the number of shares of OCIC’s common stock beneficially owned by the director, and (5) the current net offering price per share of OTIC’s common stock multiplied by the number of shares of OTIC’s common stock beneficially owned by the director.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. In addition, from time to time, Blue Owl Securities LLC may purchase securities in certain of our offerings.
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
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
Exemptive Relief
We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non-Public Information
Our senior management, members of the Adviser’s Technology Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. Under Section 303A.00 of the
NYSE Listed Company Manual, a director of a business development company (“BDC”) is considered to be independent if he or she is not an “interested person” of ours, as defined in Section 2(a)(19) of the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Woolridge, Kaye, Temple, and D’Alelio and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2 (a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accountant Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2026. KPMG LLP acted as the Company’s independent registered accounting firm for the fiscal years ended December 31, 2025, 2024, and 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Audit Fees(1)	$1,612,000	$1,154,850
Audit-Related Fees(2)	—	—
Tax Fees(3)	146,310	168,352
All Other Fees(4)	—	—
Total Fees	$1,758,310	$1,323,202

(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under ”Audit Fees.”

(3)“Tax Fees” are fees billed for services rendered by KPMG LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other then those stated above.
Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
(3)Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, by and among Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Oriole Merger Sub Inc., and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisors LLC and Blue Owl Technology Credit Advisors LLC, dated as of November 12, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2024).

3.1
Articles of Amendment and Restatement, dated November 30, 2021, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 filed on December 1, 2021).
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

4.4
Fourth Supplemental Indenture, dated June 14, 2021, relating to the 2.500% note due 2027, by and between the Company and Wells Fargo Bank, National Association as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on August 12, 2021).

4.5
Fifth Supplemental Indenture, dated as of January 21, 2025, relating to the 6.100% notes due 2028, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

4.6
Indenture, dated as of April 4, 2024, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Blue Owl Technology Finance Corp. II’s Quarterly Report on Form 10-Q, filed May 9, 2024).

4.7
First Supplemental Indenture, dated as of April 4, 2024, relating to the 6.750% Notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed April 4, 2024)

4.8
Second Supplemental Indenture, dated as of March 24, 2025, relating to the 6.750% Notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed March 24, 2025).

4.9
Agreement of Removal, Appointment and Acceptance, dated August 11, 2025, between Blue Owl Technology Finance Corp., Computershare Trust Company, N.A. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 11, 2025).

4.10*	Description of Registrant’s Securities.
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

10.21
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

10.22
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

10.23
Third Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 20, 2024, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2024).

10.24
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

10.25
Note Purchase Agreement, dated September 27, 2023, between Blue Owl Technology Finance Corp. II and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on September 29, 2023).

10.26
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

10.27
Sale and Contribution Agreement, dated July 15, 2022, between Owl Rock Technology Finance Corp. II, as Seller and Athena Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on July 20, 2022).

10.28
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

10.29
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

10.30
Third Amendment to Credit Agreement, dated as of August 15, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on August 17, 2023).

10.31
Fourth Amendment to Credit Agreement, dated as of September 26, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on September 28, 2023).

10.32
Indenture and Security Agreement, dated as of December 13, 2023, by and between Athena CLO II, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.33
Loan Sale Agreement, dated as of December 13, 2023, between Athena Funding I LLC, as Seller and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.34
Class A-L Credit Agreement, dated as of December 13, 2023, among Athena CLO II, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 to Blue Owl Technology Finance Corp. II’s Current Report on Form 8-K, filed on December 15, 2023).

10.35
Indenture and Security Agreement, dated as of August 15, 2024 by and between Athena CLO IV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.36
Loan Sale Agreement, dated as of August 15, 2024, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.37
Loan Sale Agreement, dated as of August 15, 2024, between Athena Funding II LLC, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.38
Collateral Management Agreement, dated as of August 15, 2024, between Athena CLO IV, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.39
Form of Second Amended and Restated Dividend Reinvestment Plan of Blue Owl Technology Finance Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 3, 2025).

10.40
Indenture, dated as of October 8, 2025, by and between Athena CLO V, LLC as Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 14, 2025).

10.41
Collateral Management Agreement, dated as of October 8, 2025, between Athena CLO V, LLC and Blue Owl Technology Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 14, 2025).

10.42
Loan Sale Agreement, dated as of October 8, 2025, between Blue Owl Technology Finance Corp., as Seller, and Athena CLO V, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 14, 2025).

10.43*
Amended and Restated Credit Agreement, dated as of October 30, 2025, among Athena Funding II LLC as Borrower, the Lenders referred to therein, MUFG Bank, LTD., as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian.

10.44
Amended and Restated Purchase and Sale Agreement, dated as of October 30, 2025, between Blue Owl Technology Finance Corp., as Seller, and Athena Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 3, 2025).

10.45
Sixth Amendment to Credit Agreement, dated as of December 11, 2025, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, the Lenders party thereto, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2025).

10.46
First Supplemental Indenture, dated as of December 16, 2025, by and between Athena CLO II, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2025).

10.47
Amended and Restated Loan Sale Agreement, dated as of December 16, 2025, by and between Blue Owl Technology Finance Corp., as Seller, and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2025).

10.48
Amended and Restated Collateral Management Agreement, dated as of December 16, 2025, by and between Athena CLO II, LLC, as Issuer, and Blue Owl Technology Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2025).

10.49
Amendment No. 3 to the Credit Agreement, dated as of December 17, 2025, among ORTF Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and State Street Bank and Trust Company, as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2025).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLC
24	Power of attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy of Blue Owl Technology Finance Corp.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC as of and for the year ended December 31, 2025.
99.3*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period from June 30, 2025 (Date of Inception) to December 31, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.
Item 16. Form 10-K Summary
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: February 18, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 18, 2026.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance
Eric Kaye	Committee

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer, Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Shari Withem