Form 10-Q
period 2026-03-31
Blue Owl Technology Finance Corp.
filed 2026-05-06
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2026
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

Large accelerated filer ☒	Emerging growth company ☐	Smaller reporting company ☐
Non-accelerated filer ☐	Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of April 29, 2026, the registrant had 462,642,204 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $13,420,277 and $13,262,010, respectively)	$13,057,271	$13,363,077
Non-controlled, affiliated investments (amortized cost of $866,787 and $736,415, respectively)	778,795	692,202
Controlled, affiliated investments (amortized cost of $128,545 and $128,788, respectively)	232,173	230,760
Total investments at fair value (amortized cost of $14,415,609 and $14,127,213, respectively)	14,068,239	14,286,039
Cash (restricted cash of $— and $—, respectively)	487,336	282,257
Foreign cash (cost of $878 and $709, respectively)	827	667
Interest and dividend receivable	99,571	88,553
Receivable from a controlled affiliate	693	720
Prepaid expenses and other assets	211,940	56,775
Total Assets	$14,868,606	$14,715,011
Liabilities
Debt (net of unamortized debt issuance costs of $86,197 and $84,123, respectively)	$6,904,332	$6,288,200
Distribution payable	184,579	185,749
Management fee payable	54,018	48,556
Incentive fee payable	28,119	68,085
Payables to affiliates	2	64
Payable for investments purchased	4,287	3,006
Accrued expenses and other liabilities	87,816	79,753
Total Liabilities	$7,263,153	$6,673,413
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 461,123,693 and 464,047,623 shares issued and outstanding, respectively	$4,611	$4,640
Additional paid-in-capital	7,514,237	7,573,712
Total accumulated undistributed earnings	86,605	463,246
Total Net Assets	7,605,453	8,041,598
Total Liabilities and Net Assets	$14,868,606	$14,715,011
Net Asset Value Per Share	$16.49	$17.33

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$268,322	$143,358
Payment-in-kind ("PIK") interest income	24,057	15,281
Dividend income	525	—
PIK dividend income	14,344	8,400
Other income	3,176	4,639
Total investment income from non-controlled, non-affiliated investments	310,424	171,678
Investment income from non-controlled, affiliated investments:
Interest income	1,029	621
PIK interest income	778	1,176
Dividend income	9,627	6,153
PIK dividend income	3,367	3,083
Other income	22	51
Total investment income from non-controlled, affiliated investments	14,823	11,084
Investment income from controlled, affiliated investments:
Dividend income	693	55
Total investment income from controlled, affiliated investments	693	55
Total Investment Income	325,940	182,817
Operating Expenses
Interest expense	$103,825	$51,686
Management fees, net(1)	53,913	15,876
Performance based incentive fees	(10,685)	9,441
Professional fees	2,741	3,368
Directors' fees	274	259
Other general and administrative	3,286	1,503
Total Operating Expenses	153,354	82,133
Net Investment Income (Loss) Before Taxes	172,586	100,684
Income tax expense (benefit), including excise tax expense (benefit)	1,275	3,352
Net Investment Income (Loss) After Taxes	171,311	97,332
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(448,584)	$(19,985)
Non-controlled, affiliated investments	(43,775)	(759)
Controlled, affiliated investments	1,656	2
Translation of assets and liabilities in foreign currencies and other transactions	(3,659)	1,074
Income tax (provision) benefit	79	(795)
Total Net Change in Unrealized Gain (Loss)	(494,283)	(20,463)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$123,823	$1,847
Non-controlled, affiliated investments	(23,156)	—
Foreign currency transactions	2,414	(584)
Total Net Realized Gain (Loss)	103,081	1,263
Total Net Realized and Change in Unrealized Gain (Loss)	$(391,202)	$(19,200)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(219,891)	$78,132
Earnings Per Share - Basic and Diluted	$(0.47)	$0.33
Weighted Average Shares Outstanding - Basic and Diluted	464,266,454	235,351,119
_______________
(1)    Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	171,311	$97,332
Net change in unrealized gain (loss)	(494,283)	(20,463)
Net realized gain (loss)	103,081	1,263
Net Increase (Decrease) in Net Assets Resulting from Operations	(219,891)	78,132
Distributions
Distributions declared from earnings	(184,579)	(72,507)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(184,579)	(72,507)
Capital Share Transactions
Repurchase of common shares	(50,184)	—
Reinvestment of distributions	18,509	37,945
Issuance of common shares in connection with the Mergers(1)	—	4,278,003
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(31,675)	4,315,948
Total Increase (Decrease) in Net Assets	(436,145)	4,321,573
Net Assets, at beginning of period	8,041,598	3,625,150
Net Assets, at End of Period	$7,605,453	$7,946,723
_______________
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(219,891)	$78,132
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(1,230,940)	(454,124)
Proceeds from investments and investment repayments, net	1,095,058	387,592
Net accretion/amortization of discount/premium on investments	(13,511)	(10,598)
Net change in unrealized (gain) loss on investments	490,703	20,742
Net change in interest rate swaps attributed to unsecured notes	9,221	12,689
Net change in unrealized (gain) loss on foreign currency forward contracts	(11,830)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	15,489	(1,074)
Net realized (gain) loss on investments	(100,667)	(1,847)
Net realized (gain) loss on foreign currency transactions relating to investments	(2,160)	624
Payment-in-kind interest and dividends	(36,176)	(28,295)
Amortization of debt issuance costs	8,005	3,514
Cash acquired in the Merger	—	647,248
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,218)	34,096
(Increase) decrease in dividend income receivable	(3,773)	(11,245)
(Increase) decrease in prepaid expenses and other assets	(165,352)	10,978
Increase (decrease) in management fee payable	5,462	1,189
Increase (decrease) in incentive fee payable	(39,966)	(417)
Increase (decrease) in payables to affiliate	(62)	384
Increase (decrease) in payable for investments purchased	1,281	(42,075)
Increase (decrease) in accrued expenses and other liabilities	9,069	(105,292)
Net cash provided by (used in) operating activities	(197,258)	542,221
Cash Flows from Financing Activities
Borrowings on debt	1,600,001	675,000
Payments on debt	(970,001)	(355,000)
Debt issuance costs	(10,079)	(12,646)
Repurchases of common stock	(50,184)	—
Cash distributions paid to shareholders	(167,240)	(105,560)
Net cash provided by (used in) financing activities	402,497	201,794
Net increase (decrease) in cash and restricted cash, including foreign cash	205,239	744,015
Cash and restricted cash, including foreign cash, beginning of period(1)	282,924	257,000
Cash and restricted cash, including foreign cash, end of period(1)	$488,163	$1,001,015

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental and Non-Cash Information
Interest paid during the period	$78,588	$32,780
Distributions declared during the period	184,579	72,507
Reinvestment of distributions during the period	18,509	37,945
Distributions payable	184,579	—
Issuance of shares in connection with the merger(2)	—	4,278,003
Receivable for investments sold	9,194	—
Taxes, including excise tax, paid during the period	7,996	11,550
_______________
(1)The Company held no restricted cash in the periods presented.
(2)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the Mergers.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	$44,089	—	$43,758	$43,317
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	76,601	—	76,646	75,644
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	—	83,969	60,454
								204,373	179,415	2.4%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	48,722	—	48,263	47,139
								48,263	47,139	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	52,447	—	51,968	50,679
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	59,360	—	58,975	58,915
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	123,430	—	123,430	120,653
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£16,173	—	20,218	20,688
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	36,960	—	36,782	35,851
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	34,579	—	34,438	34,233
Avalara, Inc.(3)(9)	First lien senior secured loan	S+	2.75%		3/2032	2,494	—	2,439	2,434
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	15,325	—	15,196	14,171
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	84,467	—	84,064	81,933
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	10,000	—	9,518	7,775
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	76,270	—	75,733	71,542
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	106,053	—	105,588	102,983
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	84,099	—	84,154	80,735
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	28,682	—	28,447	27,965
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	2,500	—	2,401	2,362
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	105,186	—	104,262	102,557
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	67,754	—	67,505	66,568
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	3,983	—	3,969	3,933
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	590	—	586	575

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	54,929	—	54,891	52,928
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	46,280	—	46,119	45,818
IGT Holding IV AB (dba IFS)(3)(4)(9)(31)	First lien senior secured loan	S+	3.00%		9/2031	4,000	—	3,930	3,960
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	67,196	—	66,365	66,020
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	83,970	—	83,520	82,501
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	26,943	—	26,896	26,875
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)	First lien senior secured loan	S+	4.50%		12/2031	16,438	—	16,280	15,985
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	174,559	—	174,623	174,559
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	8,119	—	8,045	7,854
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	61	—	57	37
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)(22)	First lien senior secured loan	S+	8.00%		6/2029	72,654	—	70,463	68,637
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	12,891	—	12,778	12,525
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	117,239	—	116,134	120,756
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	71,310	—	71,307	69,883
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	18,308	—	18,219	16,981
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	180,561	—	179,587	174,241
								1,858,887	1,826,112	24.0%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	1,709	—	1,696	1,705
								1,696	1,705	—%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2027	74,655	—	74,425	73,512
								74,425	73,512	1.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	142,934	—	142,834	142,934
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	47,420	—	47,325	47,420
								190,159	190,354	2.5%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	19,780	—	19,612	19,780
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	86,148	—	84,918	84,209
								104,530	103,989	1.4%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	23,856	—	23,624	23,498
								23,624	23,498	0.3%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	4,341	—	4,276	4,292
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	6,019	—	5,070	4,457
Pike Corp.(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	25,691	—	25,567	25,563
								34,913	34,312	0.5%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated floating rate notes	S+	7.00%		4/2034	65,334	—	65,358	65,007
								65,358	65,007	0.9%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	23,675	—	23,564	23,379
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	30,068	—	30,068	29,692
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	187,286	—	186,806	183,958
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	81,364	—	80,603	79,127
								321,041	316,156	4.2%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	89,272	—	89,272	88,005
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	155,325	—	155,079	151,323
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	228,580	—	228,371	224,580
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	127,996	—	127,402	127,356
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	2,370	—	2,315	2,311
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	7.50%		9/2027	£4,284	—	5,558	5,649
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+	6.00%		3/2029	€43,233	—	47,081	49,813
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£46,076	—	58,881	60,760

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	186,036	—	185,279	185,571
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	106,139	—	105,638	102,954
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	24,042	—	24,019	23,682
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	90,770		90,485	87,142
								1,119,380	1,109,146	14.6%
Diversified Support Services
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	34,400	—	34,419	34,314
								34,419	34,314	0.5%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	197,055	—	196,078	197,055
								196,078	197,055	2.6%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	9,901	—	9,870	9,461
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	111,702	—	111,241	106,396
								121,111	115,857	1.5%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(9)	First lien senior secured loan	S+	4.25%		12/2029	187,088	—	187,027	185,685
								187,027	185,685	2.4%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	45,854	—	45,422	45,730
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032	146,580	—	144,872	145,109
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£12,415	—	16,323	16,208
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	75,065	—	74,632	74,878
								281,249	281,925	3.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	18,212		—	18,123	18,212
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000		—	73,589	75,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured delayed draw term loan	C+	5.00%		1/2033	C$	56,107	—	40,204	39,984
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	21,408		—	21,009	19,588
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	135,612		—	134,682	134,595
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,827		—	21,749	21,827
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	76,734		—	74,663	69,061
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	2,149		—	1,907	1,075
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,798		—	8,784	8,798
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,084		—	14,946	15,046
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	12,808	—	8,458	8,729
									418,114	411,915	5.4%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	124,512		—	123,699	123,267
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2028	34,741		—	34,431	34,361
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	47,307		—	47,338	46,479
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	156,775		—	156,571	155,938
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031	41,677		—	41,454	41,242
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	26,608		—	26,362	24,745
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	18,670		—	18,468	17,923
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	885		—	873	730
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.25%	6/2032	94,929		—	94,043	93,268
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		6/2032	2,257		—	2,124	2,003
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	147,920		—	147,965	143,483
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	137,236		—	135,638	132,433

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	2,085	—	2,084	2,012
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	9,906	—	9,764	9,450
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	194,550	—	194,327	187,254
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	79,585	—	79,585	69,438
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		3/2028	115,436	—	114,918	113,891
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	148,121	—	146,818	147,381
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	10,781	—	10,768	10,566
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	104,855	—	104,856	103,020
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£48,558	—	65,531	62,912
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	94,453	—	94,321	94,217
								1,651,938	1,616,013	21.2%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	73,593	—	73,443	72,305
								73,443	72,305	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	17,189	—	17,113	16,606
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	87,033	—	87,033	85,728
								104,146	102,334	1.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Insurance
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	45,599	—	45,426	45,141
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	816	—	799	767
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€8,121	—	8,682	9,193
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£23,925	—	30,542	30,998
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	461	—	460	461
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	90,746	—	90,560	90,746
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	3,371	—	3,354	3,334
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	144,280	—	143,584	142,838
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	17,339	—	17,192	17,252
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	—	59,929	58,836
								400,528	399,566	5.3%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,942	—	73,397	74,826
								73,397	74,826	1.0%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	20,995	—	20,946	20,470
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	—	6,193	5,954
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	69,300	—	69,028	64,539
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	19,884	—	19,815	15,724
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	8,278	—	5,278	5,278
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	94,578	—	93,583	91,031
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	4,697	—	4,551	4,040
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		10/2031	3,119	—	3,006	2,680
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	132,934	—	132,934	131,272
								355,334	340,988	4.5%
Life Sciences Tools & Services

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€15,501	—	16,679	17,860
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		9/2030	35,564	—	35,525	35,564
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	36,425	—	36,078	35,697
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	32,967	—	32,795	32,802
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	173,140	—	171,542	171,841
								292,619	293,764	3.9%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	128,342	—	128,050	125,775
								128,050	125,775	1.7%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	26,964	—	26,693	25,751
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		2/2031	2,112	—	2,092	2,010
								28,785	27,761	0.4%
Pharmaceuticals
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	19,864	—	19,782	19,814
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	10,149	—	9,996	9,997
								29,778	29,811	0.4%
Professional Services
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	4,739,604	4,694	4,694
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	231,597	—	231,255	225,228
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	24,500	—	24,277	23,643
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	—	71,090	48,733
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		12/2028	37,696	—	37,568	37,036

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	3,127	—	3,119	3,023
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€57,750	—	65,267	63,046
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	66,014	—	65,354	62,548
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	68,351	—	68,367	68,351
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€11,714	—	12,668	13,497
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	369	—	369	369
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	19,158	—	19,158	18,153
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	138,010	—	137,465	135,250
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	55,451	—	52,890	56,837
Vestwell Holdings Inc.(3)(4)(9)	First lien senior secured loan	S+		7.00%	1/2031	87,591	—	86,739	84,088
								880,280	844,496	11.1%
Real Estate Management & Development
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	212,443	—	211,918	211,912
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	34,650		34,518	33,572
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	1,323	—	1,304	1,265
								247,740	246,749	3.2%
Specialty Retail
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	77,652	—	77,652	76,487
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	37,471	—	37,289	36,816
								114,941	113,303	1.5%
Systems Software
Acquia Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2026	188,298	—	188,101	183,120
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	53,849	—	53,864	52,771
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	7,162	—	7,164	6,872
Arctic Wolf Networks, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		2/2030	88,384	—	87,640	86,396
Arctic Wolf Networks, Inc.(3)(4)(6)	Senior convertible notes	N/A		3.00%	11/2030	132,871	—	190,375	190,375
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	94,049	—	93,239	91,699
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	22,741	—	20,555	14,384
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	45,211	18,143

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	19,961	14,463
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	159,208	—	159,233	156,024
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	3,257	—	3,238	2,994
Circle Internet Services, Inc.(4)(29)	Subordinated convertible security	N/A			N/A	—	758,882	759	759
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	—	—	3,225	3,180
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	9,051	—	8,877	8,334
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	213,236	—	211,200	207,905
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	114,694	—	114,694	114,694
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	144,668	—	144,198	144,190
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	7,481	—	7,209	7,225
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	—	29,976	26,199
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	154,184	—	153,731	150,715
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	120,041	—	119,803	118,540
LogRhythm, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.50%		7/2029	4,750	—	4,648	4,038
Matterhorn Finco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	189,561	—	188,621	188,613
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	41,467	—	39,267	33,381
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.50%		3/2029	€128,743	—	137,796	143,888
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	22,321	—	22,283	21,652
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	134,404	—	134,174	130,372

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	14,426		14,440	13,701
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	35,537		35,530	34,738
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	118,073		117,110	113,940
								2,356,122	2,283,305	30.0%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	74,723	—	74,031	74,536
								74,031	74,536	1.0%

Total non-controlled/non-affiliated debt investments								$12,095,779	$11,842,628	155.7%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(4,950)	$(21,416)	(0.3)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,090,829	$11,821,212	155.4%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	209,655	9,466	110,402
Space Exploration Technologies Corp.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	—	42,125	2,242	22,183
								11,708	132,585	1.7%
Application Software
6Sense Insights, Inc.(3)(4)(29)(30)	Series E-1 Preferred Stock	N/A			N/A	—	1,580,642	48,102	30,731
Alpha Partners Technology Merger Corp(29)(30)(31)	Common stock	N/A			N/A	—	30,000	1,000	312
Alpha Partners Technology Merger Corp(29)(30)(31)	Warrants	N/A			N/A	—	666,666	—	107
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	1,422,042	13,176	21,691
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	191,530	1,174	141
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)(30)	Preferred Stock	N/A		10.50%	N/A	—	15,000	24,743	22,981
EShares, Inc. (dba Carta)(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	186,904	2,008	4,547
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	610,456	15,250	15,250
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,292	—	2,292	2,378
Nylas, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	2,088,467	15,009	1,662
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	13,333	—	16,381	14,525
Saturn Ultimate, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	5,580,593	25,008	17,530
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	216,891	2,635	2,218
Valor Cl Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	2,160	—	3,702	3,615
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	6,170	—	5,951	5,888

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,644,254	17,739	13,271
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	6,519	7,291	6,995
								201,461	163,842	2.2%
Capital Markets
Acorns Grow Incorporated(3)(4)(6)(30)(31)	Series F Preferred Stock	N/A		5.00%	N/A	—	572,135	11,969	13,622
								11,969	13,622	0.2%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,157	1,157	1,157
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,156,728	—	—
								1,157	1,157	—%
Construction & Engineering
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	—	3,333,333	2,841	285
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	—	—	69	42
								2,910	327	—%
Diversified Consumer Services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000
SLA Eclipse Co-Invest, L.P.(29)(30)(31)	LP Interest	N/A			N/A	15,000	—	15,308	18,767
								20,308	23,767	0.3%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Diversified Financial Services
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	783	1,969
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,358,335	9,997	9,419
Brex, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	—	143,943	5,012	4,500
Juniper Square, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	40,984	2,128	1,150
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	26,998	7,625	7,625
								25,545	24,663	0.3%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	587,621	5,876	5,252
								5,876	5,252	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,540	—	570	2,555
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	153,325	150,403
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	32,375	34,437	34,453
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,665	1,352
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	2,500,000	1,637	2,515
								191,634	191,278	2.5%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,521	4,180
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common Equity	N/A			N/A	1,670	—	1,670	1,671
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	13,257	11,908	10,147
								17,099	15,998	0.2%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,822	612	482
								612	482	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(4)(29)(30)	Senior Preferred Class D Units	N/A			N/A	—	4,126,175	50,025	36,136
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)(29)(30)(31)	Series E Preferred Stock	N/A			N/A	—	19,499	42,496	32,429
								92,521	68,565	0.9%
IT Services
JumpCloud, Inc.(4)(29)(30)	Series B Preferred Stock	N/A			N/A	—	756,590	4,531	356
JumpCloud, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	6,679,245	40,017	25,897
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	44,100	61,570	48,151
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	6,817	7,507	8,341
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	13,174	5,005	14,507

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Replicated, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	1,277,832	20,008	4,614
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	57,231	92,455	90,829
								231,093	192,695	2.5%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,807	—	1,818	1,979
								1,818	1,979	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	24,000	174	291
								174	291	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	87,370	23,425	21,953
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	28,000	42,726	24,680
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	7,857,410	7,857	8,258
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	259,807	4,447	3,049
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	304,350	6,022	6,078
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A			N/A	—	1,215,043	37,022	35,156
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	95,629	—	1,452
								121,499	100,626	1.3%
Road & Rail
Bolt Technology OÜ(4)(29)(30)(31)	Preferred Stock	N/A			N/A	—	43,478	11,318	9,182
								11,318	9,182	0.1%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Systems Software
Algolia, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	970,281	10,000	12,460
Algolia, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	136,776	4,000	3,027
Arctic Wolf Networks, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	—	3,032,840	25,036	24,722
Axonius, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	1,733,274	8,149	8,687
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,692,160	12,692	18,169
Chrome Investors LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	16,407	—	16,417	16,412
Circle Internet Services, Inc.(4)(29)(30)	Warrants	N/A			N/A	—	113,832	6	86
Circle Internet Services, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	2,934,961	15,000	7,838
Circle Internet Services, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	821,806	6,917	3,507
Circle Internet Services, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	75,876	1,500	754
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	14,627	—	21,934	28,808
Excalibur CombineCo, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	—	97,502	99,452	30,372
Halo Purchaser, LLC(3)(4)(6)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	45,000	53,095	41,752
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	67,301	1,686	610
HARNESS INC.(4)(29)(30)(32)	Series D Preferred Stock	N/A			N/A	—	1,022,648	9,169	10,469
Illumio, Inc.(4)(29)(30)	Common stock	N/A			N/A	—	358,365	2,432	1,470
Illumio, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	2,483,618	16,684	14,757
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	10,739	—	14,721	10,419
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	7,402,296	54,830	50,025
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)	Limited Partner Interest	N/A			N/A	5,401	—	5,401	5,401
								379,121	289,745	3.8%
Thrifts & Mortgage Finance
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	299,215	1,625	3
								1,625	3	—%
Total non-controlled/non-affiliated portfolio company equity investments								$1,329,448	$1,236,059	16.3%
Total non-controlled/non-affiliated portfolio company investments								$13,420,277	$13,057,271	171.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	16,683	—	16,674	16,683
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	21,317	—	21,325	21,317
								37,999	38,000	0.5%
Insurance
Coherent Group Inc.(3)(4)(6)(24)(31)	Convertible notes	N/A		5.30%	3/2027	3,658	—	3,660	3,961
								3,660	3,961	0.1%
Internet & Direct Marketing Retail
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)(29)	First lien senior secured loan	N/A	10.00%		N/A	4,501	—	4,386	4,501
Walker Edison Furniture Company LLC(3)(4)(10)(22)(24)(28)(29)	First lien senior secured delayed draw term loan	S+	6.75%		N/A	2,180	—	1,979	66
								6,365	4,567	0.1%
IT Services
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	10,293	—	10,293	9,726
Pluralsight, LLC(3)(4)(8)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	36,712	—	34,303	13,767
Pluralsight, LLC(3)(4)(8)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	20,585	—	20,585	19,453
								65,181	42,946	0.6%
Total non-controlled/affiliated debt investments								$113,205	$89,474	1.2%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								—	(974)	—%
Total non-controlled/affiliated portfolio company debt investments								$113,205	$88,500	1.2%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	104,440	—	104,440	103,855
								104,440	103,855	1.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,601	—	9,412	9,236
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	8,583	—	11,137	12,826
								20,549	22,062	0.3%
Insurance
Coherent Group Inc.(4)(24)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	456,035	12,210	10,031
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	—	12	127,634	138,709
								139,844	148,740	2.0%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(24)(30)	Preferred equity	N/A		9.00%	N/A	—	2,755,121	151,974	118,788
								151,974	118,788	1.6%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	—	10,119,090	26,850	—
								26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	6,748	—	7,043	6,757
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	244,437	—	243,490	254,062
								250,533	260,819	3.4%
Systems Software
Help HP SCF Investor, LP(3)(4)(24)(29)(30)	LP Interest	N/A			N/A	59,333	—	59,392	36,031
								59,392	36,031	0.5%
Total non-controlled/affiliated portfolio company equity investments								$753,582	$690,295	9.1%
Total non-controlled/affiliated portfolio company investments								$866,787	$778,795	10.2%

Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	17,493		17,493	21,715
Revolut Ribbit Holdings, LLC(4)(24)(29)(30)(31)	LLC Interest	N/A			N/A	—	122,996	75,305	177,405
								92,798	199,120	2.6%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	34,937	—	34,947	32,258
Blue Owl Leasing LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	800	—	800	795
								35,747	33,053	0.4%
Total controlled/affiliated portfolio company equity investments								$128,545	$232,173	3.1%
Total controlled/affiliated portfolio company investments								$128,545	$232,173	3.1%
Total Investments								$14,415,609	$14,068,239	185.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

	Interest Rate Swaps as of March 31, 2026
	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(d)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.56%	Goldman Sachs Bank USA	3/4/2029	$700,000	$8,848	$—	$8,848	April 2029 Notes	Notes 5 and 7
Interest rate swap(b)	6.10%	S + 1.77%	SMBC	2/15/2028	650,000	6,896	—	6,896	March 2028 Notes	Notes 5 and 7
Interest rate swap(c)	6.13%	S + 2.50%	Regions Bank	1/23/2031	400,000	(938)	—	(938)	January 2031 Notes	Notes 5 and 7
Total					$1,750,000	$14,806		$14,806
(a)     The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(b)     The Company has an ISDA agreement with SMBC Capital Markets, Inc.
(c)     The Company has an ISDA agreement with Regions Bank.
(d)     Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of March 31, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(a)
Foreign currency forward contract	$197,076		£147,230	Goldman Sachs Bank USA	4/20/2026	$2,331
Foreign currency forward contract	16,717		£12,500	SMBC	4/20/2026	183
Foreign currency forward contract	6,296		€5,301	SMBC	7/17/2026	141
Foreign currency forward contract	334,694		€282,460	Goldman Sachs Bank USA	7/17/2026	6,730
Foreign currency forward contract	66,778		€57,071	SMBC	7/17/2026	523
Foreign currency forward contract	8,656	A$	12,910	Goldman Sachs Bank USA	4/20/2026	(249)
Foreign currency forward contract	1,071	C$	1,454	Goldman Sachs Bank USA	10/13/2026	18
Foreign currency forward contract	39,802	C$	54,652	Goldman Sachs Bank USA	10/13/2026	212
Total						$9,889
(a)     Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
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
(6)Contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2026 was 3.73%.
(12)The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of March 31, 2026 was 4.31%.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of March 31, 2026 was 2.29%.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8 — Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	2,258	7,779	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(90)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	4,297	197	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	5,250	(39)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	13	1,331	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,240	(97)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	(42)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	3,782	5,947	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	19,405	5,796	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	11,043	(138)
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	8,406	(126)
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	12,649	(348)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,002	1,231	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	12,739	8,804	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	20,398	(459)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	26,448	(396)
Computer Services, Inc. (dba CSI)*	First lien senior secured delayed draw term loan	11/2027	—	—	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	1,602	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,643	(248)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	10,400	3,484	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	2,768	(27)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	2,502	10,758	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	53,026	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	5,919	(59)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	1,045	6,246	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	7,617	1,909	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	—	1,535	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(170)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	8,845	(88)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	12,896	(161)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	12,896	(161)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	5,781	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	7,619	(95)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	550	(4)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	16,190	(202)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	4/2026	—	40,150	(703)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	13,698	(308)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,304	3,385	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	(308)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	27,611	(759)
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	8,278	191,722	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	21,988	(330)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	27,746	(139)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	1,669	1,486	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	21,913	(55)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	14,321	—
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	5,585	(14)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	(177)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	1,987	(20)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	4,697	14,776	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	16,916	39,333	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	3,196	598	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	1,945	14,384	(236)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	(517)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	930	2,242	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	34,320	(944)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(674)
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	5,584	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	59,560	—
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	—	20,427	(817)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(245)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	(67)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	28,149	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(188)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	816	4,081	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	(292)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	816	(29)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	218	735	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	5,040	(151)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	(61)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	6,131	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	(261)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	5,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	3,257	9,875	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	10,102	3,334	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,939	(174)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	3,502	(70)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	17,320	4,724	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	5,634	(169)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	1,166	3,936	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	830	5,959	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	(11)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	18,385	(506)
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	8,734	(240)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	(30)
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	28,932	(72)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	(9)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,852	(234)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	(188)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(535)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	20,378	(102)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	2,370	9,480	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	17,207	(67)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	8,636	(194)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	—	5,210	(26)
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	3,157	(39)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	6,150	(92)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(272)
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(34)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	11,930	(268)
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	(1)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	(99)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	74	121	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	1,913	(33)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	885	1,327	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	(7)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	2,517	2,282	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	25,783	(322)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	2,257	12,252	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	(215)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	(37)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	9,906	3,128	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	903	8,124	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	(111)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	110	374	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	16,190	(283)
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	2,286	(40)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	(7)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,521	(116)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	—	2,740	(75)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	(175)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(71)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	(118)
Matterhorn Finco, Inc.	First lien senior secured revolving loan	3/2033	—	29,163	(146)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	13,040	(196)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	61	676	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	(32)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	(68)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	(320)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	(29)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	1,115	(17)
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	5,791	(101)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	11,098	(111)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	14,366	(144)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	2,112	151	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	2,149	8,596	—
Pike Corp.	First lien senior secured revolving loan	12/2032	—	3,723	(19)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(171)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	(362)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	9,141	(23)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	7,119	(1,388)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	369	5,171	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	3,119	8,577	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	(10)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,848	6,816	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	(538)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	(67)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	1,682	(42)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	28,600	(787)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	(225)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(492)
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	7,445	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	4,485	(90)
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	5,696	(228)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	(516)
Total non-controlled/non-affiliated - debt commitments			$215,229	$1,886,473	$(21,416)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
Polar Investors LP (dba Dentalcorp)	Common Equity	N/A	1,670	418	—
Valor Cl Blocker Feeder LP	LP Interest	N/A	3,702	2,468	—
Total non-controlled/non-affiliated - equity commitments			$21,779	$6,988	$—

Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$(696)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	1,049	440	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	474	380	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	(278)
Total non-controlled/affiliated - debt commitments			$1,523	$18,529	$(974)

Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$7,601	$10,131	$—
LSI Financing LLC	Specialty finance equity investment	N/A	244,437	75,995	—
Total non-controlled/affiliated - equity commitments			$252,038	$86,126	$—
Total Portfolio Company Commitments			$490,569	$1,998,116	$(22,390)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended March 31, 2026 were as follows:

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair Value at March 31, 2026	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$25,968	$604	$—	$(653)	$—	$—	$25,919	$489	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	34,086	660	(68)	(535)	—	—	34,143	633	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	57,713	46,727	—	(585)	—	—	103,855	—	2,972	—
Coherent Group Inc.	16,535	631	—	(3,174)	—	—	13,992	48	—	—
Fifth Season Investments LLC	184,468	—	(46,235)	476	—	—	138,709	—	3,929	—
Help HP SCF Investor, LP	44,890	—	—	(8,859)	—	—	36,031	—	—	—
LSI Financing 1 DAC	6,657	—	—	100	—	—	6,757	—	—	—
LSI Financing LLC	102,235	153,888	(2,765)	704	—	—	254,062	—	2,727	—
Pluralsight, LLC	58,716	158	(76)	(16,826)	—	—	41,972	637	—	22
Signifyd Inc.	156,245	—	—	(37,457)	—	—	118,788	—	3,366	—
Walker Edison Furniture Company LLC	4,689	—	—	23,034	(23,156)	—	4,567	—	—	—
Total Non-Controlled Affiliates	$692,202	$202,668	$(49,144)	$(43,775)	$(23,156)	$—	$778,795	$1,807	$12,994	$22

Controlled Affiliates
Blue Owl Credit SLF LLC(d)	$30,760	$4,062	$—	$(2,564)	$—	$—	$32,258	$—	$693	$—
Blue Owl Leasing LLC(d)	5,102	—	(4,305)	(2)	—	—	795	—	—	—
Stripe Blue Owl Holdings LLC	17,493	—	—	4,222	—	—	21,715	—	—	—
Revolut Ribbit Holdings, LLC	177,405	—	—	—	—	—	177,405	—	—	—
Total Controlled Affiliates	$230,760	$4,062	$(4,305)	$1,656	$—	$—	$232,173	$—	$693	$—
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
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
(27)As of March 31, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $147.6 million based on a tax cost basis of $14.2 billion. As of March 31, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $689.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $541.6 million.
(28)Loan was on non-accrual status as of March 31, 2026.
(29)Non-income producing investment.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $2.2 billion or 28.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	February 14, 2022
Blend Labs, Inc.	Warrants	July 02, 2021
Blue Owl Credit SLF LLC	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC	LLC Interest	October 14, 2025
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Class A Units	August 15, 2025
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	January 25, 2025
Chrome Investors LP	LP Interest	May 20, 2019
Circle Internet Services, Inc.	Warrants	May 20, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series E Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Series F Preferred Stock	May 20, 2019
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019
Excalibur CombineCo, L.P.	Class A Units	July 02, 2024
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Halo Purchaser, LLC	Class B PIK Preferred Equity	November 03, 2025
Halo Purchaser, LLC	Class E Warrant Units	October 15, 2021
HARNESS INC.	Series D Preferred Stock	August 27, 2021
Harvey AI Corporation	Series F Preferred Stock	March 20, 2026
Help HP SCF Investor, LP	LP Interest	October 15, 2021
Illumio, Inc.	Common stock	June 23, 2021
Illumio, Inc.	Series F Preferred Stock	June 23, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 08, 2022
JumpCloud, Inc.	Series B Preferred Stock	September 03, 2021
JumpCloud, Inc.	Series F Preferred Stock	December 30, 2021
Juniper Square, Inc.	Warrants	March 24, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March 24, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August 09, 2021
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	November 25, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May 05, 2021
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nylas, Inc.	Series C Preferred Stock	June 03, 2021
Orange Blossom Parent, Inc.	Common Units	March 24, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Plaid Inc.	Class A Common Stock	March 12, 2026
Polar Investors LP (dba Dentalcorp)	Common Equity	January 13, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Replicated, Inc.	Series C Preferred Stock	June 30, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September 30, 2021
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 06, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 15, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	December 29, 2021
Saturn Ultimate, Inc.	Common stock	December 29, 2021
Signifyd Inc.	Preferred equity	April 08, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September 30, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March 23, 2021
Space Exploration Technologies Corp.	Class C Common Stock	March 23, 2021
Stripe Blue Owl Holdings LLC	LLC Interest	December 09, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
TravelPerk, Inc.	Warrants	May 02, 2024
Valor Cl Blocker Feeder LP	LP Interest	October 03, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
Veeam Software Group	Series C Preferred Shares	December 08, 2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
VEPF VIII Co-Invest 8-A, L.P.	Limited Partner Interest	March 05, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
Vestwell Holdings Inc.	Series E Preferred Stock	March 01, 2023
Vestwell Holdings Inc.	Warrants	January 30, 2026
Walker Edison Holdco LLC	Common Units	March 01, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 09, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
(a)     Refer to “Note 4 — Investments – Blue Owl Credit SLF LLC” for further information.
(b)     Refer to “Note 4 — Investments – Blue Owl Leasing LLC” for further information.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 15.6% of total assets as calculated in accordance with the regulatory requirements.
(32)Harness Inc. has retained 304,990 shares until June 11, 2026, as a security for indemnity obligations detailed in the Merger Agreement with Split Software, Inc.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.0 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 37% of the total cost of BOCSO’s portfolio. As of March 31, 2026 the portfolio asset class composition was 66% ABF - Specialty finance, 32% ABF - Leasing, and 2% ABF - Commercial Real Estate.
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	75,065		74,616	75,065
								274,211	276,364	3.4%
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	18,258		18,168	18,258
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000		73,534	72,563
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	16,048		15,724	15,205
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	5,210		5,109	4,937
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	79,855		79,095	79,855
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	88,879		88,274	88,656
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,882		21,802	21,882
OneOncology, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2030	50,641		50,365	50,641
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	13,757		13,727	13,757
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		6/2030	5,735		5,655	5,652
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	76,930		74,767	69,237
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	1,075		809	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,820		8,806	8,820
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,122		14,981	15,084
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	12,841	8,480	8,563
								479,296	473,110	5.9%
Health Care Technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029	3,458		3,425	3,462
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	112,966		112,138	111,836
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	10,193		10,166	10,071
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	24,701		24,464	24,455
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	47,428		47,460	47,309
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	157,173		156,961	157,173
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031	41,781		41,551	41,572
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	295		281	229
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	26,677		26,410	25,877
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	18,718		18,496	18,437

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

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Diversified Financial Services
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IT Services
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,795	30,795	30,180
Pluralsight, LLC(3)(4)(9)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	35,340	34,303	28,890
							65,098	59,070	0.7%
Total non-controlled/affiliated debt investments							$125,597	$104,240	1.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							—	(354)	—%
Total non-controlled/affiliated portfolio company debt investments							$125,597	$103,886	1.3%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	$57,713	57,713	57,713
							57,713	57,713	0.7%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,365,950	9,178	9,656
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	8,168,669	10,722	12,946
							19,900	22,602	0.3%
Insurance
Coherent Group Inc.(4)(24)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	456,035	12,210	13,506
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	17	173,870	184,468
							186,080	197,974	2.5%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(24)(30)	Preferred equity	N/A		9.00%	N/A	2,755,121	151,974	156,245
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	98,319	9,500	—
							161,474	156,245	1.9%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	10,119,090	26,850	—
							26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	$6,748	7,043	6,657
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	$93,314	92,366	102,235
							99,409	108,892	1.4%
Systems Software
Help HP SCF Investor, LP(3)(4)(24)(29)(30)	LP Interest	N/A			N/A	$59,333	59,392	44,890
							59,392	44,890	0.6%
Total non-controlled/affiliated portfolio company equity investments							$610,818	$588,316	7.3%
Total non-controlled/affiliated portfolio company investments							$736,415	$692,202	8.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Revolut Ribbit Holdings, LLC(4)(24)(29)(30)(31)	LLC Interest	N/A			N/A	57,026	75,305	177,405
							75,305	177,405	2.2%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	$30,875	30,885	30,760
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	$5,105	5,105	5,102
Stripe Blue Owl Holdings LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	$17,493	17,493	17,493
							53,483	53,355	0.7%
Total controlled/affiliated portfolio company equity investments							$128,788	$230,760	2.9%
Total controlled/affiliated portfolio company investments							$128,788	$230,760	2.9%
Total Investments							$14,127,213	$14,286,039	177.7%

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)	6.75%	S + 2.5645%	3/4/2029	700,000	14,619	—	5,968	April 2029 Notes	Note 5
Interest rate swap(b)	6.10%	S + 1.7670%	2/15/2028	650,000	12,113	—	12,113	March 2028 Notes	Note 5
Total				$1,350,000	$26,732		$18,081

(a) The Company has an ISDA agreement with Goldman Sachs Bank USA.
(b) The Company has an ISDA agreement with SMBC Capital Markets, Inc.

	Forward Contracts as of December 31, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$197,770		£147,230	Goldman Sachs Bank USA	1/20/2026	$(611)
Foreign currency forward contract	$16,539		£12,500	SMBC Capital Markets, Inc.	1/20/2026	(304)
Foreign currency forward contract	$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	15
Foreign currency forward contract	$334,694		€282,462	Goldman Sachs Bank USA	7/17/2026	—
Foreign currency forward contract	$66,778		€57,070	SMBC Capital Markets, Inc.	7/17/2026	(830)
Foreign currency forward contract	$8,405	A$	12,910	Goldman Sachs Bank USA	1/20/2026	(211)
Total						$(1,941)
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
(5)Investment measured at NAV.
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

					Unfunded
Portfolio Company		Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)		First lien senior secured delayed draw term loan	7/2027	$—	$67,184	$—
AI Titan Parent, Inc. (dba Prometheus Group)	`	First lien senior secured delayed draw term loan	9/2026	2,258	7,779	—
AlphaSense, Inc.		First lien senior secured delayed draw term loan	6/2029	—	12,030	(30)
AmeriLife Holdings LLC		First lien senior secured delayed draw term loan	6/2026	4,308	197	—
AmeriLife Holdings LLC		First lien senior secured delayed draw term loan	2/2027	—	5,250	(13)
Appfire Technologies, LLC		First lien senior secured delayed draw term loan	6/2026	—	1,344	—
Aptean Acquiror, Inc. (dba Aptean)		First lien senior secured delayed draw term loan	2/2027	—	3,478	—
Artifact Bidco, Inc. (dba Avetta)		First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.		First lien senior secured delayed draw term loan	7/2028	3,266	6,472	—
Associations, Inc.		First lien senior secured delayed draw term loan	2/2027	14,012	11,190	—
Bamboo US BidCo LLC		First lien senior secured delayed draw term loan	11/2026	2,852	576	—
Bracket Intermediate Holding Corp.		First lien senior secured delayed draw term loan	10/2027	—	8,406	(42)
BusinessSolver.com, Inc.		First lien senior secured delayed draw term loan	12/2027	—	12,649	(32)
Cambrex Corporation		First lien senior secured delayed draw term loan	3/2027	—	5,831	—
Cambrex Corporation		First lien senior secured delayed draw term loan	9/2026	—	10,933	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)		First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)		First lien senior secured delayed draw term loan	6/2026	1,005	1,231	—
CivicPlus, LLC		First lien senior secured delayed draw term loan	5/2027	12,669	8,804	—
CivicPlus, LLC		First lien senior secured delayed draw term loan	12/2027	—	20,398	—

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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended December 31, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2025	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$21,528	$(25)	$489	$—	$3,976	$25,968	$1,426	$—	$19
AAM Series 2.1 Aviation Feeder, LLC(c)	—	28,799	(890)	2,217	—	3,960	34,086	1,776	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	57,713	—	—	—	—	57,713	—	377	—
Coherent Group Inc.	—	15,241	(2)	1,296	—	—	16,535	124	—	—
Fifth Season Investments LLC	62,517	117,209	—	4,742	—	—	184,468	—	16,685	—
Help HP SCF Investor, LP	60,350	8	—	(15,468)	—	—	44,890	—	—	—
LSI Financing 1 DAC	3,093	4,928	(1,001)	(363)	—	—	6,657	—	555	—
LSI Financing LLC	61,677	94,196	(63,695)	10,057	—	—	102,235	—	6,147	—
Pluralsight, LLC	88,660	3,441	(152)	(33,233)	—	—	58,716	5,276	—	109
Securiti, Inc.	—	20,015	(106,865)	—	66,834	20,016	—	—	—	—
Signifyd Inc.	126,065	12,784	—	17,396	—	—	156,245	—	12,788	—
Walker Edison Furniture Company LLC	4,941	7,095	(4,404)	(2,943)	—	—	4,689	(7)	—	(34)
Total Non-Controlled Affiliates	$407,303	$382,957	$(177,034)	$(15,810)	$66,834	$27,952	$692,202	$8,595	$36,552	$94

Controlled Affiliates
Blue Owl Credit SLF LLC(d)	$947	$29,937	$—	$(124)	$—	$—	$30,760	$—	$1,345	$—
Blue Owl Leasing LLC (d)	—	5,105	—	(3)	—	—	5,102	—	—	—
Stripe Blue Owl Holdings LLC	—	17,493	—	—	—	—	17,493	—	—	—
Revolut Ribbit Holdings, LLC	106,443	11	—	70,951	—	—	177,405	—	—	—
Total Controlled Affiliates	$107,390	$52,546	$—	$70,824	$—	$—	$230,760	$—	$1,345	$—
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
(c)In connection with its investment in Amergin AssetCo the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo.
(d)For further description of the Company's investment in Credit SLF, and Blue Owl Leasing, see “Note 4 — Investments.”

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
(29)Non-income producing investment.
(30)Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $2.2 billion or 27.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	March 24, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March 24, 2025
Algolia, Inc.	Series D Preferred Stock	July 19, 2021
Algolia, Inc.	Series C Preferred Stock	August 30, 2019
Alpha Partners Technology Merger Corp	Common stock	July 23, 2021
Alpha Partners Technology Merger Corp	Warrants	July 21, 2023
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 01, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July 07, 2021
Axonius, Inc.	Series E Preferred Stock	March 24, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Blend Labs, Inc.	Warrants	July 02, 2021
Blue Owl Credit SLF LLC(a)	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC(b)	Joint Venture	October 14, 2025
Bolt Technology OÜ	Preferred Stock	December 10, 2021
Brex, Inc.	Class A Units	August 15, 2025
Brex, Inc.	Preferred Stock	November 30, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 01, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Circle Internet Services, Inc.	Series D Preferred Stock	May 20, 2019
Circle Internet Services, Inc.	Series E Preferred Stock	February 28, 2020
Circle Internet Services, Inc.	Series F Preferred Stock	May 04, 2021
Circle Internet Services, Inc.	Warrants	May 20, 2019
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Coherent Group Inc.	Series B Preferred Shares	March 24, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April 06, 2021
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August 01, 2019

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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Veeam Software Group	Series C Preferred Shares	December 08, 2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 01, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 09, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
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
(33)Reserved.
(34)BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company was initially capitalized on August 7, 2018, and commenced operations on August 10, 2018. The Company’s fiscal year ends on December 31.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from translation of assets and liabilities in foreign currencies and other transactions” in the Company’s consolidated statement of operations. The Company nets all of its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended March 31,
	2026	2025
PIK Interest Income	$24,835	$16,457
PIK Interest Income as a % of Investment Income	7.6%	9.0%
PIK Dividend Income	$17,711	$11,483
PIK Dividend Income as a % of Investment Income	5.4%	6.3%
Total PIK Income	$42,546	$27,940
Total PIK Income as a % of Investment Income	13.1%	15.3%
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

New Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 4, 2026, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $2.6 million and $1.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three months ended March 31, 2026 and 2025, management fees were $53.9 million and $15.9 million, net of $73.0 thousand and $32.1 thousand in management fee waivers, respectively.
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
For the three months ended March 31, 2026 and 2025, performance-based incentive fees based on net investment income were $28.1 million and $10.7 million, respectively.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three months ended March 31, 2026 and 2025, the Company recorded a reversal of previously accrued performance based incentive fees based on capital gains of $38.8 million and $1.3 million, respectively, driven by unrealized depreciation in the Company’s portfolio.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity of the Company has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA II, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA II, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company has made investments in controlled, affiliated companies including Credit SLF and Blue Owl Leasing. For further descriptions of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.” The Company also invests in Amergin, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled, affiliated investments, as defined in the 1940 Act.
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, its commitment to Amergin AssetCo is $64.4 million, of which $26.4 million is equity and $38.0 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of March 31, 2026, the Company’s investment at fair value in BOCSO was $103.9 million and the Company’s total commitment was $104.4 million. The Company does not consolidate its equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of March 31, 2026, its investment in Fifth Season was $138.7 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of March 31, 2026, the Company’s investment in LSI Financing DAC was $6.8 million at fair value and its total commitment was $6.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the fair value of the Company’s investment in LSI Financing LLC was $254.1 million and its total commitment was $320.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,120,112	$10,917,188	$10,983,810	$10,979,070
Second-lien senior secured debt investments	593,785	498,121	601,494	568,641
Unsecured debt investments	452,138	456,403	467,464	477,128
Specialty finance debt investments	37,999	38,000	37,449	37,452
Preferred equity investments	1,154,990	982,150	1,127,105	1,072,481
Common equity investments	516,899	615,910	504,733	722,100
Specialty finance equity investments	503,939	527,414	351,675	375,812
Joint ventures	35,747	33,053	53,483	53,355
Total Investments	$14,415,609	$14,068,239	$14,127,213	$14,286,039

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
Aerospace & Defense	2.3%	2.7%
Airlines	0.3	0.3
Application Software	14.1	13.6
Asset based lending and fund finance (6)	0.7	0.4
Banks	—	0.3
Beverages (1)	0.0	0.0
Building Products	0.5	0.5
Buildings & Real Estate	1.4	1.3
Capital Markets	0.8	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.5	0.5
Diversified Consumer Services	2.4	3.3
Diversified Financial Services (2)	10.0	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.4	1.4
Equity Real Estate Investment Trusts (REITs)	0.8	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	3.0	3.4
Health Care Technology	12.9	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.9	4.4
Internet & Direct Marketing Retail	1.9	2.2
IT Services	4.1	4.2
Joint Ventures(4)	0.2	0.4
Life Sciences Tools & Services	2.1	2.1
Media	0.9	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals (5)	2.1	1.0
Professional Services	6.7	6.1
Real Estate Management & Development	1.8	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.8	0.8
Systems Software	18.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of March 31, 2026 or December 31, 2025, the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF, Blue Owl Leasing, and as of December 31, 2025, in Stripe Blue Owl. See below, within Note 4, for more information about Credit SLF and Blue Owl Leasing.
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
United States:
Midwest	15.8%	16.3%
Northeast	23.1	21.8
South	23.3	24.2
West	27.5	27.8
United Kingdom	5.2	5.5
Canada	2.6	2.3
Other international	2.5	2.1
Total	100.0%	100.0%
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
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company’s capital commitment in Credit SLF remained at $2.5 million and economic ownership decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $34.9 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $53.8 million of which $18.9 million was unfunded as of March 31, 2026.
As of March 31, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$427,085	66.1%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	87,169	13.5%
Blue Owl Technology Finance Corp.	53,812	34,937	5.4%
Blue Owl Technology Income Corp.	16,161	16,161	2.5%
State Teachers Retirement System of Ohio	93,299	80,799	12.5%
Total	$746,395	$646,395	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026 based on net contributed capital.
(2)     Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of March 31, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$167,235	$124,718
Investments at fair value	2,417,836	2,343,367
Total Assets	2,616,236	2,477,523
Total Debt (net of unamortized debt issuance costs)	1,831,178	1,728,363
Total Liabilities	2,026,448	1,863,454
Total Credit SLF Members’ Equity	$589,788	$614,069

	For the Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$41,005	$23,696
Expenses
Net operating expenses	25,030	13,659
Net investment income (loss)	$15,975	$10,037
Total net realized and unrealized gain (loss)	(51,991)	(16,103)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$(36,016)	$(6,066)
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	Three Months Ended March 31,
	2026	2025
Dividend income	$693	$55
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of March 31, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

	As of March 31, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$9,981	$34,555
Investments at fair value	39,363	39,628
Total Assets	49,650	74,531
Total Debt (net of unamortized debt issuance costs)	9,374	9,754
Total Liabilities	9,861	10,076
Total Blue Owl Leasing Members’ Equity	$39,789	$64,455
_______________
(1) The Company’s date of inception was June 30, 2025.

For the Three Months Ended March 31,
2026
Consolidated Statement of Operations Data
Income
Investment income	$1,043
Expenses
Net operating expenses	871
Net investment income (loss)	$172
Total net realized and unrealized gain (loss)	(239)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(67)

Blue Owl Leasing did not distribute any dividends to the Company for the period ended March 31, 2026.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 208% and 226%, respectively.
The tables below present debt obligations as of the following periods:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$1,640,000	$1,031,983	$(22,296)	$1,617,704
SPV Asset Facility I	700,000	700,000	—	(8,188)	691,812
SPV Asset Facility II	400,000	325,000	35,662	(4,148)	320,852
SPV Asset Facility III	1,100,000	624,500	39,429	(9,964)	614,536
SPV Asset Facility IV	500,000	270,000	181,775	(5,162)	264,838
Athena CLO II	375,000	375,000	—	(4,007)	370,993
Athena CLO IV	240,000	240,000	—	(2,296)	237,704
Athena CLO V	300,000	300,000	—	(1,829)	298,171
June 2026 Notes	375,000	375,000	—	(329)	374,671
January 2027 Notes	300,000	300,000	—	(1,237)	298,763
March 2028 Notes(3)	650,000	650,000	—	(6,977)	650,515
September 2028 Notes	75,000	75,000	—	(450)	74,550
April 2029 Notes(3)	700,000	700,000	—	(10,729)	698,743
January 2031 Notes(3)	400,000	400,000	—	(8,585)	390,480
Total Debt	$8,790,000	$6,974,500	$1,288,849	$(86,197)	$6,904,332
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$2,675,000	$1,480,000	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	700,000	700,000	—	(8,398)	691,602
SPV Asset Facility II	400,000	325,000	75,000	(4,536)	320,464
SPV Asset Facility III	1,100,000	624,500	64,924	(11,413)	613,087
SPV Asset Facility IV	500,000	200,000	116,062	(5,654)	194,346
Athena CLO II	375,000	375,000	—	(3,932)	371,068
Athena CLO IV	240,000	240,000	—	(2,346)	237,654
Athena CLO V	300,000	300,000	—	(1,928)	298,072
June 2026 Notes	375,000	375,000	—	(713)	374,287
January 2027 Notes	300,000	300,000	—	(1,621)	298,379
March 2028 Notes(3)	650,000	650,000	—	(7,811)	654,890
September 2028 Notes	75,000	75,000	—	(495)	74,505
April 2029 Notes(3)	700,000	700,000	—	(11,558)	703,564
Total Debt	$8,390,000	$6,344,500	$1,447,969	$(84,123)	$6,288,200
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$95,688	$47,704
Amortization of debt issuance costs, net	8,005	3,514
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	132	468
Total Interest Expense	$103,825	$51,686
Average interest rate	5.7%	5.7%
Average daily borrowings	$6,760,444	$3,370,156
______________
(1)Refer to the March 2028, April 2029 and January 2031 Notes for details on the associated interest rate swaps.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III until December 10, 2027. Unless otherwise terminated, the SPV Asset Facility III will mature on December 11, 2035, (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
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
SPV Asset Facility IV
On November 8, 2022 (the “SPV Asset Facility IV Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility IV”), with Athena Funding II

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent collateral administrator and as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lender”) and the group agents from time to time parties thereto. The parties to the SPV Asset Facility IV have entered into various amendments, including to replace the Loan and Management Agreement with an Amended and Restated Credit Agreement, extend the availability period and maturity date, increase the maximum commitment, change the interest rate, and make various other changes. The following describes the terms of SPV Asset Facility IV as amended through October 30, 2025.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The Athena CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the Closing Date (the “Athena CLO V Indenture”), by and among the Athena CLO V Issuer and State Street Bank and Trust Company: (i) $260 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73%, (ii) $25 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70% (together, the “Athena CLO V Secured Notes”). The Athena CLO V Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Notes are scheduled to mature on October 15, 2038. The Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser and NatWest Markets Securities Inc. as Co-Placement Agent with respect to the Class A Notes. Concurrently with the issuance of the Athena CLO V Secured Notes, the Athena CLO V Issuer issued approximately $201.3 million of subordinated securities in the form of 201,320 preferred shares at an issue price of U.S. one thousand per share (the “Athena CLO V Preferred Shares”).
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Athena CLO II Refinancing
On December 16, 2025 (the “Athena CLO II Refinancing Date”), the Company completed a $615.1 million term debt securitization refinancing (the “Athena CLO II Refinancing”). The secured notes and preferred shares issued in the Athena CLO II Refinancing and the secured loan borrowed in the Athena CLO II Refinancing were issued and incurred, as applicable, by the Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Refinancing Issuer”).
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
In connection with the issuance of the March 2028 Notes, on January 21, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $650.0 million. The Company will receive fixed rate interest at 6.100% and pay variable rate interest based on SOFR plus 1.767%. The interest rate swap matures on February 15, 2028. For the three months ended March 31, 2026 and 2025, the Company made periodic payments of $9.0 million and $6.0 million, respectively. The interest expense related to the March 2028 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $6.9 million. As of December 31, 2025, the interest rate swap had a fair value of $12.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
January 2031 Notes
On January 23, 2026, the Company issued $400.0 million aggregate principal amount of its 6.125% notes due 2031 (the “January 2031 Notes”).
The January 2031 Notes were issued pursuant to the Base Indenture and the Sixth Supplemental Indenture (together , the “January 2031 Indenture”). The January 2031 Notes will mature on January 23, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2031 Indenture. The January 2031 Notes bear interest at a rate of 6.125% per year payable semi-annually on January 23 and July 23 of each year, commencing on July 23, 2026.
The January 2031 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2031 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the January 2031 Indenture.
In addition, if a change of control repurchase event, as defined in the January 2031 Indenture, occurs prior to maturity, holders of the January 2031 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2031 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the January 2031 Notes, on January 20, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.125% and pay variable rate interest based on SOFR plus 2.495%. The interest rate swap matures on January 23, 2031. For the quarter ended March 31, 2026, the Company did not make a periodic payment. The interest expense related to the January 2031 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(0.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the January 2031 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
In connection with the issuance of the April 2029 Notes, on April 4, 2024 OTF II entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three months ended March 31, 2026 and 2025, the Company did not make a periodic payment. The interest expense related to the April 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $8.8 million. As of December 31, 2025, the interest rate swap had a fair value of $14.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the April 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,640,000	$—	$—	$1,640,000	$—
SPV Asset Facility I	700,000	—	—	—	700,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	624,500	—	—	—	624,500
SPV Asset Facility IV	270,000	—	—	270,000	—
Athena CLO II	375,000	—	—	—	375,000
Athena CLO IV	240,000	—	—	—	240,000
Athena CLO V	300,000	—	—	—	300,000
June 2026 Notes	375,000	375,000	—	—	—
January 2027 Notes	300,000	300,000	—	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	—	700,000	—
January 2031 Notes	400,000	—	—	400,000	—
Total Contractual Obligations	$6,974,500	$675,000	$725,000	$3,335,000	$2,239,500
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$488,163	$—	$—	$488,163
Investments:
First-lien senior secured debt investments	$—	$300,333	$10,616,855	$10,917,188
Second-lien senior secured debt investments	—	120,520	377,601	498,121
Unsecured debt investments	—	—	456,403	456,403
Specialty finance debt investments	—	—	38,000	38,000
Preferred equity investments	—	—	982,150	982,150
Common equity investments	419	29,186	564,590	594,195
Specialty finance equity investments	—	—	169,497	169,497
Subtotal	$419	$450,039	$13,205,096	$13,655,554
Investments measured at NAV(1)	—	—	—	412,685
Total Investments at fair value	$419	$450,039	$13,205,096	$14,068,239
Derivatives:
Assets
Interest rate swaps	$—	$15,744	$—	$15,744
Foreign currency forward contracts	—	9,886	—	9,886
Liabilities
Interest rate swaps	$—	$938	$—	$938
_______________
(1)Includes equity investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing, and Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”) which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$282,924	$—	$—	$282,924
Investments:
First-lien senior secured debt investments	$—	$318,098	$10,660,972	$10,979,070
Second-lien senior secured debt investments	—	125,924	442,717	568,641
Unsecured debt investments	—	—	477,128	477,128
Specialty finance debt investments	—	—	37,452	37,452
Preferred equity investments	—	—	1,072,481	1,072,481
Common equity investments	706	37,364	684,030	722,100
Specialty finance equity investments	—	—	215,864	215,864
Subtotal	$706	$481,386	$13,590,644	$14,072,736
Investments measured at NAV(1)	—	—	—	213,303
Total Investments at fair value	$706	$481,386	$13,590,644	$14,286,039
Derivatives:
Assets
Interest rate swaps	$—	$26,732	$—	$26,732
Liabilities
Foreign currency forward contracts	$—	$1,941	$—	$1,941
_______________
(1)Includes equity investments in Credit SLF and LSI Financing LLC, BOCSO, Blue Owl Leasing and Stripe Blue Owl, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2026
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$10,660,972	$442,717	$477,128	$37,452	$1,072,481	$684,030	$215,864	$13,590,644
Purchases of investments, net	922,371	—	629	—	58,989	21,176	649	1,003,814
Payment-in-kind	13,739	2,457	7,145	616	12,219	—	—	36,176
Proceeds from investments, net	(778,940)	—	(30,590)	(68)	(51,141)	(134,272)	(46,236)	(1,041,247)
Net change in unrealized gain (loss)	(180,026)	(27,178)	(5,397)	1	(118,212)	(114,113)	(780)	(445,705)
Net realized gain (loss)	(13,660)	—	2,131	—	7,328	107,769	—	103,568
Net amortization/accretion of discount/premium on investments	6,696	114	5,357	(1)	486	—	—	12,652
Transfers into (out of) Level 3(1)	(14,297)	(40,509)	—	—	—	—	—	(54,806)
Fair Value, End of Period	$10,616,855	$377,601	$456,403	$38,000	$982,150	$564,590	$169,497	$13,205,096
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2026, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended March 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$4,341,268	$166,159	$336,635	$5,041	$686,858	$468,725	$69,836	$6,074,522
Purchases of investments, net	389,439	2,884	—	3,266	—	9,517	6,882	411,988
Payment-in-kind	7,221	3,705	7,505	—	9,865	—	—	28,296
Proceeds from investments, net	(240,157)	(8,400)	(2,697)	—	(3,891)	—	(76)	(255,221)
Net change in unrealized gain (loss)	(4,994)	7,477	2,941	(17)	(6,151)	6,908	(1,674)	4,490
Net realized gains (losses)	33	(12,198)	(625)	—	38	—	—	(12,752)
Net amortization of discount on investments	4,493	61	4,600	—	238	—	—	9,392
Transfers into (out of) Level 3(1)	—	—	—	—	—	(3,092)	—	(3,092)
Transfers in from the Mergers	4,594,651	131,529	111,857	20,671	261,633	65,525	91,382	5,277,248
Fair Value, End of Period	$9,091,954	$291,217	$460,216	$28,961	$948,590	$547,583	$166,350	$11,534,871
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2025, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The following table present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2026 on Investments Held at March 31, 2026	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025
First-lien senior secured debt investments	$(184,623)	$(2,622)
Second-lien senior secured debt investments	(27,178)	(1,606)
Unsecured debt investments	(5,397)	2,398
Specialty finance debt investments	1	(17)
Preferred equity investments	(113,884)	(6,151)
Common equity investments	(123,312)	7,008
Specialty finance equity investments	(781)	(1,674)
Total Investments	$(455,174)	$(2,664)

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$589,666	Recent Transaction	Transaction Price	98.5% - 99.8% (99.6%)	Increase
	10,008,854	Yield Analysis	Market Yield	7.4% - 27.2% (10.2%)	Decrease
	18,335	Collateral Analysis	Recovery Rate	3.0% - 100.0% (52.7%)	Increase
Second-lien senior secured debt investments	$377,601	Yield Analysis	Market Yield	11.0% - 32.3% (16.1%)	Decrease
Unsecured debt investments	$451,682	Yield Analysis	Market Yield	5.6% - 17.5% (12.6%)	Decrease
	4,721	Market Approach	Revenue Multiple	3.0x - 3.8x (3.6x)	Increase
Specialty finance debt investments	$38,000	Yield Analysis	Market Yield	12.2% - 12.2% (12.2%)	Decrease
Preferred equity investments	$42,598	Recent Transaction	Transaction Price	90.0% - 289.9% (165.8%)	Increase
	430,431	Yield Analysis	Market Yield	12.8% - 43.6% (17.7%)	Decrease
	509,121	Market Approach	Revenue Multiple	0.6x - 21.0x (6.8x)	Increase
Common equity investments	$339,105	Recent Transaction	Transaction Price	94.2% - 1253.5% (593.9%)	Increase
	30,372	Yield Analysis	Market Yield	32.5% - 32.5% (32.5%)	Decrease
	92,307	Market Approach	EBITDA Multiple	0.0x - 21.5x (10.9x)	Increase
	9,504	Market Approach	Market Adjustment Factor	(3.2)% - (3.2)% ((3.2)%)	Decrease
	141	Market Approach	Gross Profit Multiple	7.0x - 7.0x (7.0x)	Increase
	92,868	Market Approach	Revenue Multiple	3x - 47.0x (7.8x)	Increase
	293	Option Pricing Model	Volatility	60.0% - 70.0% (69.9%)	Increase
Specialty finance equity investments	$138,710	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	22,061	Market Approach	N/A(1)	N/A	N/A
	6,757	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	1,969	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
_______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,346,910	Yield Analysis	Market Yield	6.0% - 23.6% (9.4%)	Decrease
	1,280,482	Recent Transaction	Transaction Price	95.0% - 100.0% (99.4%)	Increase
	33,580	Collateral Analysis	Recovery Rate	0.0% - 107.2% (84.0%)	Increase
Second-lien senior secured debt investments	$442,717	Yield Analysis	Market Yield	8.4% - 32.5% (14.4%)	Decrease
Unsecured debt investments	$473,340	Yield Analysis	Market Yield	5.5% - 14.9% (11.9%)	Decrease
	3,788	Market Approach	Revenue Multiple	4.3x - 5.0x (4.8x)	Increase
Specialty finance debt investments	$37,452	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$451,265	Yield Analysis	Market Yield	11.6% - 35.3% (14.0%)	Decrease
	498,387	Market Approach	Revenue Multiple	2.0x - 25.2x (7.3x)	Increase
	122,829	Recent Transaction	Transaction Price	62.8% - 100.0% (86.5%)	Increase
Common equity investments	$421,309	Recent Transaction	Transaction Price	54.2% - 813.7% (444.3%)	Increase
	110,029	Market Approach	EBITDA Multiple	0.0x - 25.5x (11.9x)	Increase
	82,784	Market Approach	Revenue Multiple	4.25x - 13.0x (10.1x)	Increase
	61,131	Yield Analysis	Market Yield	27.5% - 27.5% (27.5%)	Decrease
	8,330	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Decrease
	233	Option Pricing Model	Volatility	60.0% - 70.0% (69.9%)	Increase
	214	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
Specialty finance equity investments	$184,468	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	22,602	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
_______________
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2026			December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$1,617,704	$(22,296)	$1,617,704	$1,456,282	$(23,718)	$1,456,282
SPV Asset Facility I	691,812	(8,188)	691,812	691,602	(8,398)	691,602
SPV Asset Facility II	320,852	(4,148)	320,852	320,464	(4,536)	320,464
SPV Asset Facility III	614,536	(9,964)	614,536	613,087	(11,413)	613,087
SPV Asset Facility IV	264,838	(5,162)	264,838	194,346	(5,654)	194,346
Athena CLO II	370,993	(4,007)	370,993	371,068	(3,932)	371,068
Athena CLO IV	237,704	(2,296)	237,704	237,654	(2,346)	237,654
Athena CLO V	298,171	(1,829)	298,171	298,072	(1,928)	298,072
June 2026 Notes	374,671	(329)	373,125	374,287	(713)	373,125
January 2027 Notes	298,763	(1,237)	291,000	298,379	(1,621)	291,750
March 2028 Notes	650,515	(6,977)	643,500	654,890	(7,811)	653,250
September 2028 Notes	74,550	(450)	75,000	74,505	(495)	75,000
April 2029 Notes	698,743	(10,729)	689,500	703,564	(11,558)	715,750
January 2031 Notes	390,480	(8,585)	377,000	—	—	—
Total Debt	$6,904,332	$(86,197)	$6,865,735	$6,288,200	$(84,123)	$6,291,450

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	2,449,125	2,108,875
Level 3	4,416,610	4,182,575
Total Debt	$6,865,735	$6,291,450
Financial Instruments Not Carried at Fair Value
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Financial Instruments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of March 31, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	Goldman Sachs Bank USA		$700,000	$8,848	$—		$700,000	$14,619	$—
Interest rate swaps March 2028 Notes	SMBC Capital Markets, Inc.		$650,000	6,896	—		$650,000	12,113	—
Interest rate swaps January 2031 Notes	Regions Bank		$400,000	—	(938)		$—	—	—
Total Derivatives Designated as Hedges(1)(2)				$15,744	$(938)			$26,732	$—

Derivatives not designated as hedges:
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	12,910	$8,656	$(8,905)	A$	—	$—	$—
Foreign currency forward contract CAD	Goldman Sachs Bank USA	C$	1,454	1,071	(1,053)	C$	—	—	—
Foreign currency forward contract CAD	Goldman Sachs Bank USA	C$	54,652	39,802	(39,590)	C$	—	—	—
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€282,460	334,694	(327,964)		€282,460	334,694	(334,694)
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£147,230	197,076	(194,745)		£—	—	—
				581,299	(572,257)			334,694	(334,694)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€5,301	6,296	(6,155)		€5,301	6,296	(6,281)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€57,071	66,778	(66,255)		€57,071	66,778	(67,608)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£12,500	16,717	(16,534)		£—	—	—
				89,791	(88,944)			73,074	(73,889)
Total Derivatives not Designated as Hedges				$671,090	$(661,201)			$407,768	$(408,583)
_______________
(1)The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $1.7 billion and $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $16.0 million and $27.8 million, as of March 31, 2026 and December 31, 2025, respectively.
The tables below present net change in unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31, 2026
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Investment related gains/(losses)
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	$(5,771)	$5,650	$(121)
Interest rate swaps March 2028 Notes	(5,217)	5,209	(8)
Interest rate swaps January 2031 Notes	(938)	935	(3)
Net Change in Unrealized (Gain) Loss on Interest Rate Swaps and Hedged Items(1)			$(132)
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

	For the Three Months Ended March 31, 2025
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	$2,013	$(2,071)	$(58)
Interest rate swaps March 2028 Notes	10,208	(10,618)	(410)
Net Change in Unrealized (Gain) Loss on Interest Rate Swaps and Hedged Items(1)			$(468)
_______________
(1)    Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

For the Three Months Ended March 31, 2026
Net Change in Unrealized Gain (Loss)
Derivatives not designated as hedges:
Foreign currency forward contract AUD	$(38)
Foreign currency forward contract CAD	230
Foreign currency forward contract GBP	3,429
Foreign currency forward contract EUR	8,209
Total Net Change in Unrealized Gain (Loss)(1)	$11,830
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three months ended March 31, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$845,487	$797,118
Delayed draw loan commitments	1,059,515	947,440
Debt commitments	$1,905,002	$1,744,558

Specialty finance equity commitments	$86,126	$41,900
Common equity commitments	6,988	8,113
Equity commitments	$93,114	$50,013

Total Unfunded Commitments	$1,998,116	$1,794,571
As of March 31, 2026, the Company believed they had adequate financial resources to cover outstanding unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase programs.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three months ended March 31, 2026 and 2025. See “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(1)	March 31, 2026	April 15, 2026	$0.35
_______________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. The Company has entered into an amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Shares
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	December 23, 2025	January 7, 2026	167,569

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
2025 Stock Repurchase Program
On May 27, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. The 2025 Stock Repurchase Program terminated in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 5,192,408 shares of the Company’s common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million since the 2025 Stock Repurchase Program’s inception. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300 million of its common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.

For the three months ended March 31, 2026, repurchases under the 2026 Stock Repurchase Program were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2026 to February 28, 2026	651,123	$11.32	$7,373	$292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
	4,206,298		$50,184
There were no repurchases made in the three months ended March 31, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations	$(219,891)	$78,132
Weighted average shares of common stock outstanding—basic and diluted	464,266,454	235,351,119
Earnings (loss) per common share-basic and diluted	$(0.47)	$0.33
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
For the three months ended March 31, 2026 and 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.3 million, and $3.4 million, including U.S. federal excise tax expense of $1.3 million and $3.4 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, the Company recorded U.S. federal and state income tax expense/(benefit) of $(3) thousand and $(60) thousand, respectively.
The Company recorded a net deferred tax liability of $716 thousand as of March 31, 2026, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $797 thousand for taxable subsidiaries as of December 31, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	Three Months Ended March 31,
Capital share transactions:	2026	2025
Per share data:
Net asset value, beginning of period	$17.33	$17.09
Results of operations:
Net investment income (loss)(1)	0.37	0.41
Net realized and unrealized gain (loss)(1)	(0.84)	(0.08)
Net increase (decrease) in net assets resulting from operations	(0.47)	0.33

Distributions:
Distributions declared from earnings(7)(9)	(0.40)	(0.34)
Capital share transactions:
Repurchase of common shares(7)	0.05	—
Issuance of common shares in connection with the Mergers(2)	—	0.01
Total increase (decrease) in net assets	(0.82)	—
Net Asset Value, End of Period(8)	$16.49	$17.09

Shares outstanding, end of period	461,123,693	465,122,953
Per share market value at end of period	$12.39	N/A
Total Return, based on net market value(3)	(12.0)%	N/A
Total Return, based on net asset value(4)	(1.7)%	1.9%
Ratios / Supplemental Data:
Ratio of total expenses to average net assets(5)(6)	8.0%	6.0%
Ratio of net investment income to average net assets(5)	8.9%	6.8%
Net assets, end of period	$7,605,453	$7,946,723
Weighted-average shares outstanding	464,266,454	235,351,119
Total capital commitments, end of period	N/A	$3,134,815
Ratio of total contributed capital to total committed capital, end of period	N/A	100.0%
Portfolio turnover rate	8.1%	4.9%
Year of formation	2018	2018
_______________
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share. Total return is not annualized.
(5)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the three months ended March 31, 2026 and 2025, was 8.0% and 6.0%, respectively.
(7)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(8)Totals presented may not sum due to rounding.
(9)Includes supplemental dividend of $0.05 per share, declared on June 2, 2025, and paid on January 7, 2026.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
_______________
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
Dividend
On May 5, 2026, the Board approved a second quarter dividend of $0.35 per share for stockholders of record as of June 30, 2026, payable on or before July 15, 2026.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2025 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” on page 3 in this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of March 31, 2026, the Adviser and its affiliates had $159.2 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year the sum of at least (i) 90% of our investment company taxable income and (ii) 90% of our tax-exempt interest for that taxable year.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2026, the Blue Owl Credit Advisers have originated $193.98 billion aggregate principal amount of investments across multiple industries, of which $189.83 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. As of March 31, 2026, the loan-to-value ratio in our portfolio was 40.3%. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%.
As of March 31, 2026, our average investment size in each of our portfolio companies was approximately $69.3 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because it has strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market. Our ARR loans, as a percentage of our portfolio, have decreased from its peak, and as we seek to originate additional loans we expect to increase our exposure to ARR loans.
We may also invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly syndicated loans, including “covenant lite” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, where we focus, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlements, royalty interests and equipment finance.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2026, 96.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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

Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis. In response to heightened uncertainty over the last year, we took additional, proactive steps to reassess risk across our portfolio. We conducted thematic stress tests twice – first in response to tariff policies implemented in 2025, and more recently to evaluate the potential implications of rapid advancements in artificial intelligence. These additional reviews reinforced our confidence that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with spread widening in fixed income markets as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points since the end of 2025 and the CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025. As a result of this volatility and higher inflation expectations, the Federal Reserve is now expected to maintain current interest rates in the near term.
We approached this environment more conservatively slowing our pace of origination activity relative to the prior quarter. Underlying credit performance remains strong, market spreads are beginning to widen and we have maintained a lower leverage level. As a result, although we anticipate that software deal activity will remain tempered, we have ample available capital to deploy into attractive risk-adjusted opportunities as the pipeline of compelling investments builds and may revisit adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.

Specifically, we invest in Credit SLF and Blue Owl Leasing and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”). See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of March 31, 2026, 77.9% of our portfolio at fair value is primarily comprised of first or second lien loans. These positions have a weighted average annual revenue of $936.8 million, weighted average annual EBITDA of $284.7 million, and a weighted average enterprise value of $5.5 billion. 13.4% of our portfolio at fair value is primarily comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.4 billion and enterprise value of $14.5 billion. These statistics exclude certain strategic portfolio transactions and investments that fall outside of our typical borrower profile, which comprise 8.7% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. We believe that our portfolio companies are well positioned to evolve as a result of developments in AI. We remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
The markdowns on our investments were primarily driven by credit spread widening and not a deterioration in the underlying quality of our assets. Across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Substantially all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.
As of March 31, 2026, based on fair value, our portfolio consisted of 77.7% first lien senior secured debt investments (of which 57% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.5% second lien senior secured debt investments, 3.2% unsecured debt investments, 0.3% specialty finance debt investments, 7.0% preferred equity investments, 4.4% common equity investments, 3.7% specialty finance equity investments, and 0.2% joint ventures.
As of March 31, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 8.8% and 8.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.5% and 9.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2026, the weighted average spread of total debt investments was 5.4%.
As of March 31, 2026, we had investments in 203 portfolio companies with an aggregate fair value of $14.1 billion. Our current target leverage ratio is 0.90x to 1.25x. As of March 31, 2026, we had net leverage of 0.85x debt-to-equity

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2026	2025(4)
New investment commitments:
Gross originations	$1,700,654	$823,820
Less: Sell downs	(11,389)	(4,217)
Total new investment commitments	$1,689,265	$819,603
Principal amount of new investments funded:
First-lien senior secured debt investments	$1,009,602	$500,188
Second-lien senior secured debt investments	—	2,900
Unsecured debt investments	629	138,285
Specialty finance debt investments	—	3,266
Preferred equity investments	51,482	—
Common equity investments	19,695	9,519
Specialty finance equity investments	200,615	10,049
Joint venture investments	(243)	274
Total principal amount of new investments funded	$1,281,780	$664,481

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$113,233	$31,903

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(969,114)	$(406,251)
Second-lien senior secured debt investments	(10,833)	(21,000)
Unsecured debt investments	(30,590)	(141,472)
Specialty finance debt investments	—	—
Preferred equity investments	(36,280)	(3,887)
Common equity investments	(15,316)	(50,006)
Specialty finance equity investments	(49,000)	(18,391)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(1,111,133)	$(641,007)

Number of new investment commitments in new portfolio companies(2)	14	12
Average new investment commitment amount in new portfolio companies	$51,242	$26,674
Weighted average term for new investment commitments (in years)	5.8	6.5
Percentage of new debt investment commitments at floating rates	100.0%	83.4%
Percentage of new debt investment commitments at fixed rates	—%	16.6%
Weighted average interest rate of new investment commitments(3)	8.4%	8.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.9%	5.2%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.68% and 4.29% as of March 31, 2026 and 2025, respectively.
(4)On March 24, 2025, in connection with the Mergers, we acquired investments of $5.56 billion from OTF II and assumed unfunded loan commitments totaling $754.9 million, which are excluded from the table above. The investments acquired consisted of 129 portfolio companies, 32 of which were not previously held by us. For additional information see “Note 13 — Merger with Blue Owl Technology Finance Corp. II”.

The table below presents our investments as of the following periods:

	March 31, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,120,112	$10,917,188	$10,983,810	$10,979,070
Second-lien senior secured debt investments	593,785	498,121	601,494	568,641
Unsecured debt investments	452,138	456,403	467,464	477,128
Specialty finance debt investments	37,999	38,000	37,449	37,452
Preferred equity investments	1,154,990	982,150	1,127,105	1,072,481
Common equity investments	516,899	615,910	504,733	722,100
Specialty finance equity investments	503,939	527,414	351,675	375,812
Joint ventures	35,747	33,053	53,483	53,355
Total Investments	$14,415,609	$14,068,239	$14,127,213	$14,286,039
_______________
(1)We consider 57% and 61% of first-lien senior secured debt investments to be unitranche loans as of March 31, 2026 and December 31, 2025, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
Aerospace & Defense	2.3%	2.7%
Airlines	0.3	0.3
Application Software	14.1	13.6
Asset based lending and fund finance (6)	0.7	0.4
Banks	—	0.3
Beverages (1)	0.0	0.0
Building Products	0.5	0.5
Buildings & Real Estate	1.4	1.3
Capital Markets	0.8	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.5	0.5
Diversified Consumer Services	2.4	3.3
Diversified Financial Services (2)	10.0	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.4	1.4
Equity Real Estate Investment Trusts (REITs)	0.8	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	3.0	3.4
Health Care Technology	12.9	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.9	4.4
Internet & Direct Marketing Retail	1.9	2.2
IT Services	4.1	4.2
Joint Ventures(4)	0.2	0.4
Life Sciences Tools & Services	2.1	2.1
Media	0.9	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals (5)	2.1	1.0
Professional Services	6.7	6.1
Real Estate Management & Development	1.8	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.8	0.8
Systems Software	18.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of March 31, 2026 or December 31, 2025, our investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin AssetCo.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in Credit SLF, Blue Owl Leasing, and as of December 31, 2025, Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”).
(5)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
United States:
Midwest	15.8%	16.3%
Northeast	23.1	21.8
South	23.3	24.2
West	27.5	27.8
United Kingdom	5.2	5.5
Canada	2.6	2.3
Other international	2.5	2.1
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2026	December 31, 2025
Weighted average total yield of portfolio(1)	8.8%	8.8%
Weighted average total yield of debt and income producing securities(1)	9.5%	9.6%
Weighted average interest rate of debt securities	8.9%	9.0%
Weighted average spread over base rate of all floating rate investments	5.3%	5.4%
_______________
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of March 31, 2026, two of our portfolio companies are on non-accrual. In the first quarter of 2026, we had no new portfolio companies on non-accrual. Our average annual net gain/(loss) ratio is 0.29%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,245,352	8.9%	$1,653,599	11.6%
2	11,623,353	82.6	11,366,623	79.6
3	1,152,995	8.2	1,185,876	8.3
4	41,972	0.3	75,251	0.5
5(1)	4,567	—	4,690	—
Total	$14,068,239	100.0%	$14,286,039	100.0%

_______________
(1)The investment rounds to less than 0.1% of the fair value of the portfolio.
The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of March 31, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$14,374,941	99.7%	$14,049,905	99.9%	$14,072,889	99.6%	$14,252,460	99.8%
Non-accrual	40,668	0.3	18,334	0.1	54,324	0.4	33,579	0.2
Total	$14,415,609	100.0%	$14,068,239	100.0%	$14,127,213	100.0%	$14,286,039	100.0%
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
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, our commitment to Amergin AssetCo is $64.4 million, of which $26.4 million is equity and $38.0 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of March 31, 2026, our investment at fair value in BOCSO was $103.9 million and our total commitment was $104.4 million. As of March 31, 2026, the portfolio consists of five investments totaling $1.0 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 37% of the total cost of BOCSO's portfolio. As of March 31, 2026, the portfolio asset class composition was 66% ABF - Specialty finance, 32% ABF - Leasing, and 2% ABF - Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2026, our investment in Fifth Season was $138.7 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, our investment in LSI Financing DAC was $6.8 million based on fair value and our total commitment was $6.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the fair value of our investment in LSI Financing LLC was $254.1 million and our total commitment was $320.4 million. We do not consolidate our equity interest in LSI Financing LLC.

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
Refer to Exhibit 99.1 for the Credit SLF Supplemental Financial Information.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Total Investment Income	$325,940	$182,817	$143,123
Less: Total Operating Expenses	153,354	82,133	71,221
Net Investment Income (Loss) Before Taxes	$172,586	$100,684	$71,902
Less: Income tax expense (benefit), including excise tax expense (benefit)	1,275	3,352	(2,077)
Net Investment Income (Loss) After Taxes	$171,311	$97,332	$73,979
Net change in unrealized gain (loss)	(494,283)	(20,463)	(473,820)
Net realized gain (loss)	103,081	1,263	101,818
Net Increase (Decrease) in Net Assets Resulting from Operations	$(219,891)	$78,132	$(298,023)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2026, our net asset value per share decreased, primarily driven by unrealized depreciation in our portfolio, partially offset by higher realized gains and accretive share repurchases.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest income from investments	$269,351	$143,979	$125,372
PIK interest income from investments	24,835	16,457	8,378
Dividend income from investments	10,845	6,208	4,637
PIK dividend income	17,711	11,483	6,228
Other income	3,198	4,690	(1,492)
Total Investment Income	$325,940	$182,817	$143,123
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Investment income increased by $143.1 million for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to an increase in interest income, as well as PIK interest income and dividend income, as a result of the Mergers on March 24, 2025, during which we acquired investments of $5.6 billion at fair value. See “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for additional details on the Mergers. The increases in investment income were partially offset by a decrease in the weighted average yield of our portfolio from 9.8% to 8.8% year-over-year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $5.5 million for the three months ended March 31, 2026 from $5.8 million for the same period in the prior year, due to a decrease in repayment activity for the period. Despite increases in PIK income year-over-year, PIK income as a percentage of total investment income decreased to 13.1% for the three months ended March 31, 2026 from 15.3% in the prior year period, primarily driven by a decrease in PIK earning investments, as a percentage of the overall total portfolio. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest expense	$103,825	$51,686	$52,139
Management fees, net(1)	53,913	15,876	38,037
Incentive fees	(10,685)	9,441	(20,126)
Professional fees	2,741	3,368	(627)
Directors' fees	274	259	15
Other general and administrative	3,286	1,503	1,783
Total Expenses	$153,354	$82,133	$71,221
_______________
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
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total expenses increased by $71.2 million for the three months ended March 31, 2026, as compared to the prior year period, primarily due to increases in interest expense and management fees. The $52.1 million increase in interest expense was driven by an increase in average daily borrowings to $6.8 billion from $3.4 billion, primarily due to the assumption of OTF II’s debt facilities in the merger, while our average interest rate remained flat at 5.7%, period-over-period. Management fees increased by $38.0 million, due to an increase in average adjusted gross assets as a result of the Mergers and an increase in the management fee rate as a result of our public listing on June 12, 2025. These increases in operating expenses were partially offset by a reversal of previously recorded performance based incentive fees of $38.8 million and $1.3 million, driven by unrealized depreciation in our portfolio for the three months ended March 31, 2026 and 2025, respectively. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of March 31, 2026, we have generated undistributed taxable earnings “spillover” of $0.50 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.

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
For the three months ended March 31, 2026 and 2025, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.3 million and $3.4 million, including U.S. federal excise tax expense of $1.3 million and $3.4 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, we recorded U.S. federal and state income tax expense/(benefit) of $(3) thousand and $(60) thousand, respectively.
We recorded a net deferred tax liability of $716 thousand as of March 31, 2026, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $797 thousand for taxable subsidiaries as of December 31, 2025.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(490,703)	$(20,742)	$(469,961)
Net change in translation of assets and liabilities in foreign currencies and other transactions	(3,659)	1,074	(4,733)
Income tax (provision) benefit	79	(795)	874
Net Change in Unrealized Gain (Loss)	$(494,283)	$(20,463)	$(473,820)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our equity investments and reversals of prior period unrealized gains that were realized during the period, primarily in our equity investments. As of March 31, 2026, the fair value of our debt investments as a percentage of principal was 97.2%, as compared to 99.3% as of December 31, 2025. For the three months ended March 31, 2025, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our debt investments, reversals of prior period unrealized gains that were realized during the period, and partially offset by an increase in the fair value of certain of our debt and equity investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	For the Three Months Ended March 31, 2026	Portfolio Company	For the Three Months Ended March 31, 2025
($ in millions)		($ in millions)
Space Exploration Technologies Corp.	$(47.2)	Klaviyo, Inc.	$(8.5)
Signifyd Inc.	(37.5)	Peraton Corp.	(5.2)
Excalibur CombineCo, L.P.	(30.8)	Replicated, Inc.	(4.0)
Barracuda Parent, LLC	(30.4)	Acquia Inc.	(3.9)
Cornerstone OnDemand, Inc.	(27.7)	Circle Internet Services, Inc.	(3.3)
Kaseya Inc.	(20.9)	Walker Edison Furniture Company LLC	(3.0)
Pluralsight, LLC	(16.8)	Exabeam, Inc.	3.0
Saturn Ultimate, Inc.	(12.7)	LSI Financing LLC	3.8
Zendesk, Inc.	(12.4)	Space Exploration Technologies Corp.	4.7
Walker Edison Furniture Company LLC	23.0	Ivanti Software, Inc.	9.1
Remaining Portfolio Companies	(277.3)	Remaining Portfolio Companies	(13.4)
Total	$(490.7)	Total	$(20.7)

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods were:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net realized gain (loss) on investments	$100,667	$1,847	$98,820
Net realized gain (loss) on foreign currency transactions	2,414	(584)	2,998
Net Realized Gain (Loss)	$103,081	$1,263	$101,818

The tables below presents the largest contributors to the realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2026
($ in millions)
Space Exploration Technologies Corp.	$117.3
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	7.3
Walker Edison Furniture Company LLC	(23.2)
Remaining Portfolio Companies	(0.7)
Total	$100.7

Portfolio Company	For the Three Months Ended March 31, 2025
($ in millions)
Klaviyo, Inc.	$14.0
Ivanti Software, Inc.	(12.2)
Total	$1.8

Realized Gross Internal Rate of Return
Since we began investing in 2018 through March 31, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.6% (based on total capital invested of $8.7 billion and total proceeds from these exited investments of $10.4 billion.
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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, our asset coverage was 208% and 226%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the three months ended March 31, 2026, our weighted average cost of debt was 5.7%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of March 31, 2026, cash, taken together with our available debt capacity of $1.29 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2026, we had $0.49 billion in cash and restricted cash. During the three months ended March 31, 2026, $0.20 billion in cash was used in operating activities, primarily as a result of funding portfolio investments of $1.23 billion offset by sell downs and repayments of $1.10 billion and other operating activity of $0.06 billion. Lastly, cash provided by financing activities was $0.40 billion during the period, primarily from net borrowings on debt, partly offset by distributions of $0.17 billion paid to our shareholders, as well as share repurchases of $0.05 billion.
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
_______________
(1)A pro rata portion of each shareholder’s shares of the Company’s common stock was released from the First Lock-Up Period.
(2)A pro rata portion of each shareholder’s shares of the Company’s common stock was released from the Second Lock-Up Period.
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
As of March 31, 2026, 147,291,934 shares of our common stock outstanding are still subject to the Third Lock-Up Period.
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(1)	March 31, 2026	April 15, 2026	0.35
_______________
(1)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
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
We have entered into our second amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). Pursuant to our second amended and restated dividend reinvestment plan, if shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Shares
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	December 23, 2025	January 7, 2026	167,569

	For the Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Shares
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
2025 Stock Repurchase Program
On May 27, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. The 2025 Stock Repurchase Program terminated in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 5,192,408 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million since the 2025 Stock Repurchase Program’s inception. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which we may repurchase up to $300 million of our common stock. Under the 2026 Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. All shares purchased by us pursuant to 2026 Stock Repurchase Program have been retired and are authorized and unissued shares.
In the three months ended March 31, 2026, we had the following repurchase activity:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2026 to February 28, 2026	651,123	$11.32	$7,373	$292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
	4,206,298		$50,184
There were no repurchases made in the three months ended March 31, 2025.
Debt
As of March 31, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
The tables below present debt obligations as of the following periods:

		March 31, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	December 20, 2029	$2,675,000	$1,640,000	$1,031,983	$(22,296)	$1,617,704
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	(8,188)	691,812
SPV Asset Facility II	November 16, 2030	400,000	325,000	35,662	(4,148)	320,852
SPV Asset Facility III	December 11, 2035	1,100,000	624,500	39,429	(9,964)	614,536
SPV Asset Facility IV	October 30, 2030	500,000	270,000	181,775	(5,162)	264,838
Athena CLO II	January 18, 2039	375,000	375,000	—	(4,007)	370,993
Athena CLO IV	July 20, 2037	240,000	240,000	—	(2,296)	237,704
Athena CLO V	October 15, 2038	300,000	300,000	—	(1,829)	298,171
June 2026 Notes	June 17, 2026	375,000	375,000	—	(329)	374,671
January 2027 Notes	January 15, 2027	300,000	300,000	—	(1,237)	298,763
March 2028 Notes(3)	March 15, 2028	650,000	650,000	—	(6,977)	650,515
September 2028 Notes	September 27, 2028	75,000	75,000	—	(450)	74,550
April 2029 Notes(3)	April 4, 2029	700,000	700,000	—	(10,729)	698,743
January 2031 Notes(3)	January 23, 2031	400,000	400,000	—	(8,585)	390,480
Total Debt		$8,790,000	$6,974,500	$1,288,849	$(86,197)	$6,904,332
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

		December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	December 20, 2029	$2,675,000	$1,480,000	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	(8,398)	691,602
SPV Asset Facility II	November 16, 2030	400,000	325,000	75,000	(4,536)	320,464
SPV Asset Facility III	December 11, 2035	1,100,000	624,500	64,924	(11,413)	613,087
SPV Asset Facility IV	October 30, 2030	500,000	200,000	116,062	(5,654)	194,346
Athena CLO II	January 18, 2039	375,000	375,000	—	(3,932)	371,068
Athena CLO IV	July 20, 2037	240,000	240,000	—	(2,346)	237,654
Athena CLO V	October 15, 2038	300,000	300,000	—	(1,928)	298,072
June 2026 Notes	June 17, 2026	375,000	375,000	—	(713)	374,287
January 2027 Notes	January 15, 2027	300,000	300,000	—	(1,621)	298,379
March 2028 Notes	March 15, 2028	650,000	650,000	—	(7,811)	654,890
September 2028 Notes	September 27, 2028	75,000	75,000	—	(495)	74,505
April 2029 Notes	April 4, 2029	700,000	700,000	—	(11,558)	703,564
Total Debt		$8,390,000	$6,344,500	$1,447,969	$(84,123)	$6,288,200
_______________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The amount available is reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$95,688	$47,704
Amortization of debt issuance costs, net	8,005	3,514
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	132	468
Total Interest Expense	$103,825	$51,686
Average interest rate	5.7%	5.7%
Average daily borrowings	$6,760,444	$3,370,156
_______________
(1)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report for details on each facility’s interest rate swap.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2026 (Unaudited)	$1,640.0	$2,081.8	—	N/A
December 31, 2025	1,480.0	2,259.2	—	N/A
December 31, 2024	313.0	2,200.6	—	N/A
December 31, 2023	343.4	2,165.0	—	N/A
December 31, 2022	705.9	2,057.3	—	N/A
December 31, 2021	650.8	2,309.9	—	N/A
December 31, 2020	68.3	1,905.6	—	N/A
December 31, 2019	185.0	1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	105.8	1,905.6	—	N/A
December 31, 2019	645.7	1,934.6	—	N/A
December 31, 2018	300.0	1,954.6	—	N/A
SPV Asset Facility I
March 31, 2026 (Unaudited)	$700.0	$2,081.8	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
December 31, 2024	600.0	2,200.6	—	N/A
December 31, 2023	600.0	2,165.0	—	N/A
December 31, 2022	450.0	2,057.3	—	N/A
December 31, 2021	290.0	2,309.9	—	N/A
December 31, 2020	290.0	1,905.6	—	N/A
SPV Asset Facility II
March 31, 2026 (Unaudited)	$325.0	$2,081.8	—	N/A
December 31, 2025	325.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	—	2,309.9	—	N/A
SPV Asset Facility III
March 31, 2026 (Unaudited)	$624.5	$2,081.8	—	N/A
December 31, 2025	624.5	2,259.2	—	N/A
SPV Asset Facility IV

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
March 31, 2026 (Unaudited)	$270.0	$2,081.8	—	N/A
December 31, 2025	200.0	2,259.2	—	N/A
CLO 2020-1(7)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	204.0	2,200.6	—	N/A
December 31, 2023	204.0	2,165.0	—	N/A
December 31, 2022	200.0	2,057.3	—	N/A
December 31, 2021	200.0	2,309.9	—	N/A
December 31, 2020	200.0	1,905.6	—	N/A
Athena CLO II
March 31, 2026 (Unaudited)	$375.0	$2,081.8	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
Athena CLO IV
March 31, 2026 (Unaudited)	$240.0	$2,081.8	—	N/A
December 31, 2025	240.0	2,259.2	—	N/A
Athena CLO V
March 31, 2026 (Unaudited)	$300.0	$2,081.8	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
June 2025 Notes(6)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	210.0	2,200.6	—	N/A
December 31, 2023	210.0	2,165.0	—	N/A
December 31, 2022	210.0	2,057.3	—	N/A
December 31, 2021	210.0	2,309.9	—	N/A
December 31, 2020	210.0	1,905.6	—	N/A
December 2025 Notes(8)
March 31, 2026 (Unaudited)	$—	$2,081.8	—	N/A
December 31, 2025	—	2,259.2	—	N/A
December 31, 2024	650.0	2,200.6	—	N/A
December 31, 2023	650.0	2,165.0	—	N/A
December 31, 2022	650.0	2,057.3	—	N/A
December 31, 2021	650.0	2,309.9	—	N/A
December 31, 2020	400.0	1,905.6	—	N/A
June 2026 Notes
March 31, 2026 (Unaudited)	$375.0	$2,081.8	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
December 31, 2024	375.0	2,200.6	—	N/A
December 31, 2023	375.0	2,165.0	—	N/A
December 31, 2022	375.0	2,057.3	—	N/A
December 31, 2021	375.0	2,309.9	—	N/A
December 31, 2020	375.0	1,905.6	—	N/A
January 2027 Notes
March 31, 2026 (Unaudited)	$300.0	$2,081.8	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	300.0	2,309.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
March 2028 Notes
March 31, 2026 (Unaudited)	$650.0	$2,081.8	—	N/A
December 31, 2025	650.0	2,259.2	—	N/A
September 2028 Notes
March 31, 2026 (Unaudited)	$75.0	$2,081.8	—	N/A
December 31, 2025	75.0	2,259.2	—	N/A
April 2029 Notes
March 31, 2026 (Unaudited)	$700.0	$2,081.8	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
January 2031 Notes
March 31, 2026 (Unaudited)	$400.0	$2,081.8	—	N/A
_______________
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$845,487	$797,118
Delayed draw loan commitments	1,059,515	947,440
Debt commitments	$1,905,002	$1,744,558

Specialty finance equity commitments	$86,126	$41,900
Common equity commitments	6,988	8,113
Equity commitments	93,114	50,013
Total Unfunded Commitments	$1,998,116	$1,794,571
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in Credit SLF and Blue Owl Leasing, controlled affiliated investments, and Amergin, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act.
See “Note 3 —Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. RISK FACTORS.”
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
We apply the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally become due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
Dividend
On May 5, 2026, the Board approved a second quarter dividend of $0.35 per share for stockholders of record as of June 30, 2026, payable on or before July 15, 2026.

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
As of March 31, 2026, 96.1% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates. The March 2028, April 2029 and January 2031 Notes are hedged against interest rate swap instruments. All of our CLOs bear interest at variables rates with a floor of 0%, except for Athena CLO IV, which bears interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$356,318	$186,735	$169,583
Up 200 basis points	237,546	124,490	113,056
Up 100 basis points	118,773	62,245	56,528
Down 100 basis points	(118,773)	(62,245)	(56,528)
Down 200 basis points	(236,573)	(124,490)	(112,083)
Down 300 basis points	(338,675)	(186,735)	(151,940)
_______________
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended March 31, 2026, other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.
For the quarter ended March 31, 2026, pursuant to our dividend reinvestment plan, we issued 1,282,368 shares of our common stock in the open market, at a weighted average price of $14.43 per share, for distribution to stockholders of record as of December 31, 2025 and December 23, 2025, for the fourth quarter dividend, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
For the three months ended March 31, 2026, repurchases under the 2026 Stock Repurchase Program were as follows:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2026 to February 28, 2026	651,123	$11.32	$7,373	$292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
	4,206,298		$50,184
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for additional details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended March 31, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC for and as of three months ended March 31, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: May 6, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: May 6, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer