Form 10-Q
period 2026-06-30
Blue Owl Technology Finance Corp.
filed 2026-08-05
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 29, 2026, the registrant had 458,185,389 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $13,997,430 and $13,262,010, respectively)	$13,643,875	$13,363,077
Non-controlled, affiliated investments (amortized cost of $854,843 and $736,415, respectively)	728,216	692,202
Controlled, affiliated investments (amortized cost of $150,520 and $128,788, respectively)	308,447	230,760
Total investments at fair value (amortized cost of $15,002,793 and $14,127,213, respectively)	14,680,538	14,286,039
Cash (restricted cash of $— and $—, respectively)	210,276	282,257
Foreign cash (cost of $3,435 and $709, respectively)	3,230	667
Interest and dividend receivable	114,967	88,553
Receivable from a controlled affiliate	897	720
Prepaid expenses and other assets	44,993	56,775
Total Assets	$15,054,901	$14,715,011
Liabilities
Debt (net of unamortized debt issuance costs of $95,067 and $84,123, respectively)	$7,157,528	$6,288,200
Distribution payable	183,068	185,749
Management fee payable	53,949	48,556
Incentive fee payable	29,316	68,085
Payables to affiliates	—	64
Payable for investments purchased	1,558	3,006
Accrued expenses and other liabilities	89,617	79,753
Total Liabilities	$7,515,036	$6,673,413
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 457,612,537 and 464,047,623 shares issued and outstanding, respectively	$4,576	$4,640
Additional paid-in-capital	7,477,530	7,573,712
Total accumulated undistributed earnings	57,759	463,246
Total Net Assets	7,539,865	8,041,598
Total Liabilities and Net Assets	$15,054,901	$14,715,011
Net Asset Value Per Share	$16.48	$17.33

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$273,492	$264,998	$541,814	$408,356
Payment-in-kind ("PIK") interest income	24,969	22,648	49,026	37,929
Dividend income	453	539	978	539
PIK dividend income	13,657	15,455	28,001	23,855
Other income	4,167	4,105	7,343	8,744
Total investment income from non-controlled, non-affiliated investments	316,738	307,745	627,162	479,423
Investment income from non-controlled, affiliated investments:
Interest income	1,641	1,612	2,670	2,233
PIK interest income	255	955	1,033	2,131
Dividend income	15,073	5,866	24,700	12,019
PIK dividend income	3,405	3,119	6,772	6,202
Other income	23	32	45	83
Total investment income from non-controlled, affiliated investments	20,397	11,584	35,220	22,668
Investment income from controlled, affiliated investments:
Dividend income	897	138	1,590	193
Total investment income from controlled, affiliated investments	897	138	1,590	193
Total Investment Income	338,032	319,467	663,972	502,284
Operating Expenses
Interest expense	$108,791	$87,327	$212,616	$139,013
Management fees, net(1)	53,948	32,540	107,861	48,416
Performance based incentive fees	29,316	28,052	18,631	37,493
Professional fees	3,090	2,841	5,831	6,209
Listing advisory fees	—	4,821	—	4,821
Directors' fees	420	314	694	573
Other general and administrative	3,401	3,055	6,687	4,558
Total Operating Expenses	198,966	158,950	352,320	241,083
Net Investment Income (Loss) Before Taxes	139,066	160,517	311,652	261,201
Income tax expense (benefit), including excise tax expense (benefit)	422	146	1,697	3,498
Net Investment Income (Loss) After Taxes	138,644	160,371	309,955	257,703
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$11,954	$19,330	$(436,630)	$(655)
Non-controlled, affiliated investments	(38,635)	19,194	(82,410)	18,435
Controlled, affiliated investments	54,299	14,684	55,955	14,686
Translation of assets and liabilities in foreign currencies and other transactions	7,102	24,894	3,443	25,968
Income tax (provision) benefit	—	(48)	79	(843)
Total Net Change in Unrealized Gain (Loss)	34,720	78,054	(459,563)	57,591
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(14,349)	$(12,106)	$109,474	$(10,259)
Non-controlled, affiliated investments	(2,020)	—	(25,176)	—
Foreign currency transactions	(2,773)	(24,832)	(359)	(25,416)
Total Net Realized Gain (Loss)	(19,142)	(36,938)	83,939	(35,675)
Total Net Realized and Change in Unrealized Gain (Loss)	$15,578	$41,116	$(375,624)	$21,916
Net Increase (Decrease) in Net Assets Resulting from Operations	$154,222	$201,487	$(65,669)	$279,619
Earnings Per Share - Basic and Diluted	$0.33	$0.43	$(0.14)	$0.80
Weighted Average Shares Outstanding - Basic and Diluted	460,878,695	465,124,070	462,563,216	350,872,326
_______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$138,644	$160,371	$309,955	$257,703
Net change in unrealized gain (loss)	34,720	78,054	(459,563)	57,591
Net realized gain (loss)	(19,142)	(36,938)	83,939	(35,675)
Net Increase (Decrease) in Net Assets Resulting from Operations	154,222	201,487	(65,669)	279,619
Distributions
Distributions declared from earnings	(183,068)	(162,792)	(367,647)	(235,299)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(183,068)	(162,792)	(367,647)	(235,299)
Capital Share Transactions
Repurchase of common shares	(55,137)	—	(105,321)	—
Reinvestment of distributions	18,395	—	36,904	37,945
Issuance of common shares in connection with the Mergers(1)	—	—	—	4,278,003
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(36,742)	—	(68,417)	4,315,948
Total Increase (Decrease) in Net Assets	$(65,588)	$38,695	$(501,733)	$4,360,268
Net Assets, at beginning of period	7,605,453	7,946,723	8,041,598	3,625,150
Net Assets, at End of Period	$7,539,865	$7,985,418	$7,539,865	$7,985,418
_______________
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(65,669)	$279,619
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(2,015,512)	(1,272,908)
Proceeds from investments and investment repayments, net	1,336,506	692,311
Net accretion/amortization of discount/premium on investments	(26,794)	(25,529)
Net change in unrealized (gain) loss on investments	463,085	(32,466)
Net change in unrealized (gain) loss on interest rate swaps attributed to unsecured notes	(29,728)	20,992
Net change in unrealized (gain) loss on foreign currency forward contracts	(21,641)	(11,400)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	18,198	(25,968)
Net realized (gain) loss on investments	(84,298)	10,259
Net realized (gain) loss on foreign currency transactions relating to investments	(2,443)	(3,581)
Net realized (gain) loss on foreign currency transactions relating to debt	—	29,674
Payment-in-kind interest and dividends	(83,039)	(76,286)
Amortization of debt issuance costs	15,771	11,058
Cash acquired in the Mergers	—	647,248
Changes in operating assets and liabilities:
(Increase) decrease in dividend income receivable	(26,591)	33,911
(Increase) decrease in prepaid expenses and other assets	31,279	3,227
Increase (decrease) in management fee payable	5,393	6,033
Increase (decrease) in incentive fee payable	(38,769)	6,236
Increase (decrease) in payables to affiliate	(64)	(1,842)
Increase (decrease) in payable for investments purchased	(1,448)	(52,796)
Increase (decrease) in accrued expenses and other liabilities	11,806	(105,734)
Net cash provided by (used in) operating activities	(513,958)	132,058
Cash Flows from Financing Activities
Borrowings on debt	3,230,000	1,030,000
Payments on debt	(2,320,000)	(1,129,340)
Debt issuance costs	(26,715)	(13,636)
Repurchases of common stock	(105,321)	—
Cash Distributions paid to shareholders	(333,424)	(105,559)
Net cash provided by (used in) financing activities	444,540	(218,535)
Net increase (decrease) in cash and restricted cash, including foreign cash	(69,418)	(86,477)
Cash and restricted cash, including foreign cash, beginning of period(1)	282,924	257,000
Cash and restricted cash, including foreign cash, end of period(1)	$213,506	$170,523
Supplemental and Non-Cash Information
Interest paid during the period	$182,029	$138,677
Distributions recorded in the period	367,647	235,299
Reinvestment of distributions during the period	36,904	37,945
Distributions Payable	183,068	162,793
Issuance of shares in connection with the merger(2)	—	4,278,003
Taxes, including excise tax, paid during the period	7,997	11,550
_______________
(1)The Company held no restricted cash in the periods presented.
(2)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for additional information on the Mergers.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	$44,089	—	$43,765	$43,428
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	76,409	—	76,451	75,072
Peraton Corp.(3)(4)(9)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	—	84,014	56,649
								204,230	175,149	2.3%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	48,600	—	48,172	47,385
								48,172	47,385	0.6%
Air Freight & Logistics
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	93,750	—	92,356	92,344
								92,356	92,344	1.2%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	52,447	—	52,016	50,980
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	59,360	—	59,012	59,063
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	123,119	—	123,119	120,965
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£16,173	—	20,230	20,822
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	36,960	—	36,792	35,944
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	34,579	—	34,452	34,492
Avalara, Inc.(3)(9)	First lien senior secured loan	S+	2.50%		3/2032	2,462	—	2,410	2,354
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	4,871,573	4,694	4,694
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	84,467	—	84,075	82,144
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	10,000	—	9,532	7,708
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2027	75,243	—	74,835	71,857
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	106,778	—	106,338	104,554
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	91,528	—	91,524	88,095
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	3,901	—	3,901	3,682
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	30,908	—	30,680	30,368
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	2,500	—	2,404	2,272
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	105,186	—	104,334	103,346

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	67,754	—	67,550	66,907
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,993	—	3,981	3,943
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	593	—	589	578
Granicus, Inc.(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.25%		1/2031	44	—	42	37
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	57,070	—	56,937	54,643
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	46,280	—	46,126	46,165
IGT Holding IV AB (dba IFS)(3)(9)(31)	First lien senior secured loan	S+	3.00%		9/2031	3,990	—	3,923	3,893
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	67,027	—	66,254	66,356
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	124,121	—	123,476	122,259
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	26,874	—	26,831	26,874
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		12/2031	16,986	—	16,808	16,602
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€51,692	—	59,327	57,327
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	174,110	—	174,191	174,110
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	8,098	—	8,029	7,895
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	157,918	—	157,347	157,326
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)	First lien senior secured loan	S+	8.00%		6/2029	74,556	—	72,606	72,133
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured loan	S+	4.95%		3/2029	9,867	—	9,799	9,669
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	4.81%		3/2029	1,095	—	1,082	1,073
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		3/2029	1,897	—	1,875	1,825
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	111,068	—	110,067	118,288
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	71,123	—	71,123	69,878
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	18,262	—	18,176	16,664
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	180,113	—	179,228	174,259
								2,115,715	2,092,044	27.7%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	1,709	—	1,700	1,709
								1,700	1,709	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		11/2029	48,461	—	48,346	47,709
								48,346	47,709	0.6%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	148,881	—	148,795	148,881
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	49,128	—	49,037	49,128
								197,832	198,009	2.6%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	19,730	—	19,573	19,730
Clearwater Analytics Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2033	149,310	—	148,565	148,563
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	87,487	—	86,223	80,394
								254,361	248,687	3.3%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	23,856	—	23,638	23,558
								23,638	23,558	0.3%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	4,089	—	4,033	4,096
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	6,004	—	5,124	4,484
Pike Corp.(4)(8)	First lien senior secured loan	S+	4.25%		12/2032	25,691	—	25,571	25,691
								34,728	34,271	0.5%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	—	65,357	65,334
								65,357	65,334	0.9%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	23,675	—	23,567	23,438
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	30,068	—	30,068	29,842
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	186,798	—	186,391	183,478
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	82,138	—	81,401	80,495
								321,427	317,253	4.2%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	89,049	—	89,049	88,550
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	155,325	—	155,121	151,724
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	228,007	—	227,806	224,017
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	128,557	—	127,989	127,915

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	4,345	—	4,293	4,286
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£4,284	—	5,558	5,686
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€41,883	—	45,669	47,885
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£46,076	—	58,885	61,154
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	185,405	—	184,706	184,942
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	106,139	—	105,653	103,750
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	24,817	—	24,794	24,565
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	88,922		88,675	84,878
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	4,968		4,954	4,599
								1,123,152	1,113,951	14.8%
Diversified Support Services
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	34,312	—	34,331	34,227
								34,331	34,227	0.5%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	173,404	—	172,488	173,404
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	40,503	—	40,075	40,503
								212,563	213,907	2.8%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	9,876	—	9,850	8,782
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	114,448	—	114,005	100,714
								123,855	109,496	1.5%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	187,088	—	187,031	185,685
								187,031	185,685	2.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	46,034	—	45,627	45,785
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032	147,136	—	145,522	145,663
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£12,384	—	16,291	16,272
PerkinElmer U.S. LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		3/2029	75,065	—	74,692	74,690
								282,132	282,410	3.7%
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	18,167	—	18,084	18,167

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000		—	73,647	75,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured loan	C+	5.00%		1/2033	C$	56,978	—	40,817	39,937
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	21,555		—	21,183	19,561
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	135,271		—	134,403	134,595
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,771		—	21,698	21,771
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	76,538		—	74,560	66,588
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	3,224		—	3,005	1,827
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,776		—	8,763	8,776
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,046		—	14,918	15,008
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	12,774	—	8,436	8,828
									419,514	410,058	5.4%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	124,188		—	123,455	123,567
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2028	34,678		—	34,402	34,488
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	47,187		—	47,216	46,479
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	156,379		—	156,188	156,379
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031	41,571		—	41,363	41,365
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	26,539		—	26,315	24,083
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	1,290		—	1,280	1,085
Greenway Health, LLC(3)(4)(10)	First lien senior secured loan	S+	6.75%		4/2029	18,622		—	18,372	17,831
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	96,141		—	95,242	94,035
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	2,270		—	2,143	1,980
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		9/2030	147,542		—	147,584	143,116
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	138,105		—	136,607	133,962
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	2,085		—	2,084	2,023

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	10,949	—	10,815	10,557
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	195,887	—	195,673	186,582
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	82,058	—	82,058	68,929
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	114,235	—	113,855	113,378
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	148,964	—	147,719	148,964
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	10,754	—	10,741	10,512
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	104,855	—	104,856	103,020
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£48,558	—	65,531	63,320
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	94,453	—	94,338	94,453
								1,657,837	1,620,108	21.5%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	73,419	—	73,285	71,950
								73,285	71,950	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	17,288	—	17,222	16,792
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	86,806	—	86,807	85,938
								104,029	102,730	1.4%
Insurance
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	46,617	—	46,466	46,246
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	1,224	—	1,209	1,188
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€8,121	—	8,686	9,145
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£21,743	—	27,767	28,425
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	449	—	448	449
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	90,515	—	90,359	90,515
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	3,310	—	3,294	3,274
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	110	—	108	105
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	144,280	—	143,604	142,838

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	17,643	—	17,504	17,421
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	—	59,956	54,601
								399,401	394,207	5.2%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,942	—	73,397	74,248
								73,397	74,248	1.0%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	20,995	—	20,949	20,470
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€5,300	—	6,194	5,908
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	69,125	—	68,873	53,185
Kaseya Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.00%		3/2033	19,884	—	19,818	11,980
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	6,984	—	4,003	4,500
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	99,988	—	98,908	95,195
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	5,848	—	5,740	5,351
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	132,598	—	132,598	131,272
								357,083	327,861	4.3%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€15,463	—	16,639	17,679
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.25%		9/2030	35,478	—	35,445	35,478
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	1,795	—	1,795	1,795
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	40,348	—	39,997	40,348
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	1,037	—	1,006	1,037
Caris Life Sciences, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		4/2031	28,929	—	28,791	28,784
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	32,884	—	32,728	32,720
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	172,703	—	171,177	171,408
								327,578	329,249	4.4%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	128,015	—	127,746	126,094
								127,746	126,094	1.7%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	27,065	—	26,831	25,847
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	2,263	—	2,244	2,161
								29,075	28,008	0.4%
Pharmaceuticals
Foundation Consumer Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029	6,267	—	6,249	6,267
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	10,149	—	10,006	9,946
								16,255	16,213	0.2%
Professional Services
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	231,597	—	231,268	225,807
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	24,500	—	24,291	23,765
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	—	71,125	41,208
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	37,696	—	37,594	37,130
Perk International Holdings Ltd (fka TK Operations Ltd)(3)(4)(8)(31)	First lien senior secured loan	S+	7.00%		5/2031	56,250	—	55,699	55,125
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	3,119	—	3,113	3,006
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€57,749	—	65,286	62,394
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	66,014	—	66,014	62,383
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	68,185	—	68,201	67,844
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€11,685	—	12,637	13,294
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	738	—	739	711
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	19,110	—	19,110	17,872
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	137,661	—	137,184	135,251
Vestwell Holdings Inc.(3)(4)(9)	First lien senior secured loan	S+		7.00%	1/2031	87,591	—	86,773	84,964
Vestwell Holdings Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	7.00%		1/2031	2,327	—	2,327	1,714
								881,361	832,468	11.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Real Estate Management & Development
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	212,443	—	211,932	211,912
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	34,563		34,450	32,433
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	1,320	—	1,303	1,232
								247,685	245,577	3.3%
Specialty Retail
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2031	21,926	—	21,715	21,707
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	77,652	—	77,652	76,681
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€2,023	—	2,313	2,150
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	37,471	—	37,295	36,909
								138,975	137,447	1.8%
Systems Software
Acquia Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2026	188,298	—	188,185	183,120
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	53,711	—	53,727	52,905
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	7,144	—	7,145	6,929
Arctic Wolf Networks, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		2/2030	88,384	—	87,693	86,396
Arctic Wolf Networks, Inc.(3)(4)(6)	Senior convertible notes	N/A		3.00%	11/2030	132,871	—	195,741	195,417
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	93,843	—	93,111	92,201
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	22,683	—	20,639	15,320
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	45,648	18,355
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	19,991	15,434
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	160,429	—	160,452	157,621
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	6,408	—	6,392	6,178
Circle Internet Services, Inc.(4)(29)	Subordinated Convertible Security	N/A			N/A	—	758,882	759	759
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	3,317	—	3,221	3,162
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	9,027	—	8,869	8,277
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	213,236	—	211,342	208,438
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	114,694	—	114,694	114,694
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	144,306	—	143,862	143,585

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	First lien senior secured loan	S+	2.75%		11/2029	7,462	—	7,207	7,047
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	—	29,979	27,264
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	153,797	—	153,365	150,337
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	119,740	—	119,526	117,944
LogRhythm, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.50%		7/2029	4,790	—	4,695	3,712
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	189,561	—	188,646	188,613
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	41,856	—	39,811	32,647
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	7.00%		4/2029	2,373	—	2,088	807
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€128,743	—	137,814	143,145
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	22,321	—	22,289	21,707
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	134,573	—	134,384	130,872
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	14,388	—	14,398	13,317
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	35,447		35,442	34,915
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	119,022		118,103	116,046
								2,369,218	2,297,164	30.5%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	74,550	—	73,905	74,550
								73,905	74,550	1.0%
Total non-controlled/non-affiliated debt investments								$12,667,270	$12,371,060	164.1%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(4,751)	$(16,044)	(0.2)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,662,519	$12,355,016	163.9%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(3)(29)(30)	Class A Common Stock	N/A			N/A	—	1,258,900	11,708	215,096
								11,708	215,096	2.9%
Application Software
6Sense Insights, Inc.(3)(4)(29)(30)	Series E-1 Preferred Stock	N/A			N/A	—	1,580,642	48,102	23,359
Alpha Partners Technology Merger Corp(29)(30)(31)	Common stock	N/A			N/A	—	30,000	1,000	312
Alpha Partners Technology Merger Corp(29)(30)(31)	Warrants	N/A			N/A	—	666,666	—	133
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	1,422,042	13,176	21,691

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	191,530	1,174	217
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)(30)	Preferred Stock	N/A		10.50%	N/A	—	15,000	24,752	22,857
EShares, Inc. (dba Carta)(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	186,904	2,008	4,722
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	610,456	15,250	18,768
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,292	—	2,292	2,770
Nylas, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	2,088,467	15,009	1,976
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	13,333	—	16,381	15,258
Saturn Ultimate, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	5,580,593	25,008	10,641
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	216,891	2,635	2,218
Valor CI Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	5,708	—	5,551	5,957
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	6,170	—	5,978	6,294
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,644,254	17,739	13,271
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	4,749	7,531	7,262
								203,586	157,706	2.1%
Banks
Capital One Financial Corp(3)(29)(30)(31)	Common stock	N/A			N/A	—	55,408	13,415	11,116
								13,415	11,116	0.1%
Capital Markets
Acorns Grow Incorporated(3)(4)(6)(30)(31)	Series F Preferred Stock	N/A		5.00%	N/A	—	572,135	12,122	14,190
GT Silver Co-Invest SCSp(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	4,596	—	4,596	4,596
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	4,596	—	4,596	4,596
								21,314	23,382	0.3%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,157	1,157	1,200
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,156,728	—	100
								1,157	1,300	—%
Diversified Consumer Services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000
SLA Eclipse Co-Invest, L.P.(29)(30)(31)	LP Interest	N/A			N/A	15,000	—	15,308	16,518
								20,308	21,518	0.3%
Diversified Financial Services
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	783	2,061
Juniper Square, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	40,984	2,128	909

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	26,998	7,628	7,625
								10,539	10,595	0.1%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	587,621	5,876	5,592
								5,876	5,592	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,540	—	570	5,085
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	157,693	154,490
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	32,375	36,710	37,425
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,665	1,581
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	2,500,000	1,618	5,005
								198,256	203,586	2.7%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,521	4,180
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	1,670	—	1,670	1,670
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	13,257	12,409	10,026
								17,600	15,876	0.2%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,822	612	580
								612	580	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(4)(29)(30)	Senior Preferred Class D Units	N/A			N/A	—	4,126,175	50,025	36,136
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)(29)(30)(31)	Series E Preferred Stock	N/A			N/A	—	19,499	42,496	31,577
								92,521	67,713	0.9%
IT Services
JumpCloud, Inc.(4)(29)(30)	Series B Preferred Stock	N/A			N/A	—	756,590	4,531	402
JumpCloud, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	6,679,245	40,017	25,897
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	44,100	65,981	37,921
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	409,020	7,507	9,142
Nscale Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	790,440	5,005	12,686
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	57,231	95,134	93,623
								218,175	179,671	2.4%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,807	—	1,818	1,894
								1,818	1,894	—%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	24,000	174	462
								174	462	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	87,370	24,224	24,217
Perk Group Inc. (fka TravelPerk, Inc.)(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	61,314	—	749
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	28,000	44,993	21,770
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	7,857,410	7,857	8,258
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	259,807	4,447	3,187
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	304,350	6,022	6,636
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A		13.25%	N/A	—	1,215,043	38,245	36,926
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	95,629	—	1,718
								125,788	103,461	1.4%
Road & Rail
Bolt Technology OÜ(4)(29)(30)(31)	Preferred Stock	N/A			N/A	—	43,478	11,318	9,475
								11,318	9,475	0.1%
Systems Software
Algolia, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	136,776	10,000	12,460
Algolia, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	970,281	4,000	3,027
Arctic Wolf Networks, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	—	3,032,840	25,036	24,722
Axonius, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	1,733,274	8,149	8,687
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,692,160	12,692	19,662
Chrome Investors LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	16,407	—	16,417	17,228
Circle Internet Services, Inc.(4)(29)(30)	Warrants	N/A			N/A	—	113,832	6	126
Circle Internet Services, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	2,934,961	15,000	8,688
Circle Internet Services, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	821,806	6,917	3,839
Circle Internet Services, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	75,876	1,500	822
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	14,627	—	21,934	33,460
Excalibur CombineCo, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	—	97,502	99,452	11,257
Halo Purchaser, LLC(3)(4)(6)(28)(29)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	45,000	53,095	16,985
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	67,301	1,686	5
HARNESS INC.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	1,020,545	9,169	10,469
Illumio, Inc.(4)(29)(30)	Common stock	N/A			N/A	—	358,365	2,432	1,470
Illumio, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	2,483,618	16,684	14,757
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	10,739	—	14,721	11,521

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	7,402,296	54,830	55,247
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	5,401	—	5,401	5,401
								379,121	259,833	3.4%
Thrifts & Mortgage Finance
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	299,215	1,625	3
								1,625	3	—%
Total non-controlled/non-affiliated portfolio company equity investments								$1,334,911	$1,288,859	17.1%
Total non-controlled/non-affiliated portfolio company investments								$13,997,430	$13,643,875	181.0%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	16,549	—	16,539	16,549
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	24,225	—	24,233	24,225
								40,772	40,774	0.5%
Insurance
Coherent Group Inc.(3)(4)(6)(31)	Convertible notes	N/A		5.30%	3/2027	3,658	—	3,660	4,053
								3,660	4,053	0.1%
IT Services
Pluralsight, LLC(3)(4)(8)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,919	—	30,919	27,672
Pluralsight, LLC(3)(4)(8)(28)(29)(35)	First lien senior secured loan	S+		7.50%	8/2029	37,756	—	34,645	3,020
								65,564	30,692	0.4%
Total non-controlled/affiliated debt investments								$109,996	$75,519	1.0%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								—	(1,859)	—%
Total non-controlled/affiliated portfolio company debt investments								$109,996	$73,660	1.0%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	108,040	—	108,040	107,758
								108,040	107,758	1.4%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,601	—	9,412	9,428
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	8,583	—	11,137	13,185
								20,549	22,613	0.3%
Insurance
Coherent Group Inc.(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	456,035	12,210	10,031
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	12	129,023	139,159
								141,233	149,190	2.0%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(30)	Preferred equity	N/A		11.00%	N/A	—	2,755,121	158,745	118,788
								158,745	118,788	1.6%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	10,119,090	26,850	—
								26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	5,261	—	5,556	5,447
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	225,430	—	224,482	238,579
								230,038	244,026	3.2%
Systems Software
Help HP SCF Investor, LP(3)(4)(29)(30)	LP Interest	N/A			N/A	59,333	—	59,392	12,181
								59,392	12,181	0.2%

Total non-controlled/affiliated portfolio company equity investments								$744,847	$654,556	8.7%
Total non-controlled/affiliated portfolio company investments								$854,843	$728,216	9.7%

Controlled/affiliated portfolio company investments(24)
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(26)(29)(30)(31)	LLC Interest	N/A			N/A	34,745		34,749	37,931
Revolut Ribbit Holdings, LLC(4)(29)(30)(31)	LLC interest	N/A			N/A	—	122,996	75,305	233,636
								110,054	271,567	3.6%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	39,656	—	39,666	36,089
Blue Owl Leasing LLC(3)(5)(26)(29)(30)(31)	LLC Interest	N/A			N/A	800	—	800	791
								40,466	36,880	0.5%
Total controlled/affiliated portfolio company equity investments								$150,520	$308,447	4.1%
Total controlled/affiliated portfolio company investments								$150,520	$308,447	4.1%
Total Investments								$15,002,793	$14,680,538	194.7%

	Interest Rate Swaps as of June 30, 2026
	Company Receives	Company Pays	Counterparty(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(b)	Hedged Instrument	Footnote Reference
Interest rate swap	6.75%	S + 2.56%	Goldman Sachs Bank USA	3/4/2029	$700,000	$942	$—	$942	April 2029 Notes	Notes 5 and 7
Interest rate swap	6.10%	S + 1.77%	SMBC Capital Markets, Inc.	2/15/2028	650,000	1,799	—	1,799	March 2028 Notes	Notes 5 and 7
Interest rate swap	6.13%	S + 2.50%	Regions Bank	1/23/2031	400,000	(6,087)	—	(6,087)	January 2031 Notes	Notes 5 and 7
Interest rate swap	6.50%	S + 2.54%	Regions Bank	10/15/2029	500,000	549	—	549	October 2029 Notes	Notes 5 and 7
Total					$2,250,000	$(2,797)		$(2,797)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
_______________
(a)        The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(b)        Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of June 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation (Depreciation)(b)
Foreign currency forward contract	$184,530		£136,285	Goldman Sachs Bank USA	7/20/2026	$3,789
Foreign currency forward contract	$16,934		£12,500	SMBC Capital Markets, Inc.	7/20/2026	356
Foreign currency forward contract	$6,296		€5,301	SMBC Capital Markets, Inc.	7/17/2026	237
Foreign currency forward contract	$334,694		€282,460	Goldman Sachs Bank USA	7/17/2026	11,827
Foreign currency forward contract	$66,778		€57,071	SMBC Capital Markets, Inc.	7/17/2026	1,545
Foreign currency forward contract	$9,255	A$	12,910	Goldman Sachs Bank USA	7/20/2026	325
Foreign currency forward contract	$1,071	C$	1,454	Goldman Sachs Bank USA	10/13/2026	42
Foreign currency forward contract	€15,740		$18,281	Goldman Sachs Bank USA	7/17/2026	(290)
Foreign currency forward contract	$60,512		€51,692	Royal Bank of Canada	3/22/2027	757
Foreign currency forward contract	$39,802	C$	54,652	Goldman Sachs Bank USA	10/13/2026	1,112
Total						$19,700
_______________
(a)        The Company maintains ISDA contracts with its derivatives counterparties.
(b)    Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
_______________

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
(6)Contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”, which can include one-, three-, or six-month BBSY), the Canadian Overnight Repo Rate Average (“CORRA” or “C”, which can include one-, three- or six-month CORRA) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of June 30, 2026 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of June 30, 2026 was 4.46%.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8 — Commitments and Contingencies”.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$18,852	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	2,258	7,779	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	(60)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	938	4,309	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,098	(77)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	4,299	5,419	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	11,043	(166)
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	4,483	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	12,649	(316)
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	21,696	(54)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	12,828	8,804	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	20,398	(306)
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	27,650	(69)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	26,448	(396)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	2/2027	—	21,926	(219)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	5/2028	—	9,648	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	10,373	3,484	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	2,768	(14)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	2,496	10,758	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	53,026	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	1,025	6,147	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	5,919	(44)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	7,598	1,909	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	—	1,535	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(209)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	8,845	(22)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	12,896	(193)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	673	12,225	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	5,781	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	49	500	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	16,190	(162)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	13,698	(205)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,195	3,385	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	(308)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	27,611	(552)
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	6,984	191,722	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	21,988	(275)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	27,746	(139)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	2,590	22,471	(55)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	14,321	(18)
Perk International Holdings Ltd (fka TK Operations Ltd)	First lien senior secured delayed draw term loan	5/2028	—	18,750	(375)
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	5,585	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	67,238	(126)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	(177)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	9,141	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	1,987	(15)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	5,049	14,496	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	3,536	249	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	1,945	14,384	(293)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	(452)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	927	2,242	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	34,320	(686)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(450)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	5,541	(111)
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	2,327	18,100	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(188)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	(50)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	25,129	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(157)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	1,224	3,673	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	(227)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	816	(24)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	218	735	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	5,040	(139)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	(15)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	6,131	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	(183)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	1,795	3,333	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	6,408	6,723	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	10,102	3,334	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,939	(199)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	1,037	2,466	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	17,320	4,724	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	5,634	(155)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	1,458	3,644	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	—	6,788	(305)
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	18,385	(460)
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	8,734	(175)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	17,972	(90)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	(30)
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	28,932	(72)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	(9)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	3,901	1,951	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	25,111	(188)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(481)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	20,378	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	4,345	7,505	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	17,207	(86)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	1,555	7,082	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	615	4,508	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	3,157	(32)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	6,150	(92)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(190)
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(34)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	11,930	(268)
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	575	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	(70)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	62	134	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	1,913	(29)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,290	921	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	44	504	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	4,796	3	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	25,783	(387)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	2,270	12,239	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	(215)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	(22)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	10,949	2,085	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	9,027	(68)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	(111)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	110	374	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	16,190	(243)
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	2,286	(34)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,521	(78)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	548	2,192	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	(175)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	—	475	(107)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	(166)
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	29,163	(146)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	2,313	10,726	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(18)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	(32)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	(240)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	(33)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	837	279	—
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	5,791	(87)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	11,098	(111)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	28,014	(105)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	14,366	(144)
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	2,263	—	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	3,224	7,522	—
Pike Corp.	First lien senior secured revolving loan	12/2032	—	3,723	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	(114)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	(362)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	9,141	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	2,373	4,746	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	738	4,802	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	5,848	5,848	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	(24)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	4,968	3,697	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	(484)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	(45)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	1,682	(34)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	28,600	(572)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	(197)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(351)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	5,541	(111)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	4,485	(78)
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	5,696	(171)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	(480)
Total non-controlled/non-affiliated - debt commitments			$208,546	$1,841,061	$(16,044)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	1,670	418	—
Valor CI Blocker Feeder LP	LP Interest	N/A	5,708	463	—
Total non-controlled/non-affiliated - equity commitments			$23,785	$4,983	$—

Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$(1,328)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	(531)
Total non-controlled/affiliated - debt commitments			$—	$17,709	$(1,859)

Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$7,601	$7,301	$—
LSI Financing LLC	Specialty finance equity investment	N/A	225,430	51,495	—
Total non-controlled/affiliated - equity commitments			$233,031	$58,796	$—
Total Portfolio Company Commitments			$465,362	$1,922,549	$(17,903)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the six months ended June 30, 2026, were as follows:

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers	Fair Value at June 30, 2026	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$25,968	$604	$(133)	$(462)	$—	$—	$25,977	$994	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	34,086	3,569	(69)	(176)	—	—	37,410	1,334	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	57,713	50,327	—	(282)	—	—	107,758	—	6,035	—
Coherent Group Inc.	16,535	631	—	(3,082)	—	—	14,084	96	—	—
Fifth Season Investments LLC	184,468	1,389	(46,236)	(462)	—	—	139,159	—	7,720	—
Help HP SCF Investor, LP	44,890	—	—	(32,709)	—	—	12,181	—	—	—
LSI Financing 1 DAC	6,657	—	(1,487)	277	—	—	5,447	—	243	—
LSI Financing LLC	102,235	153,888	(21,772)	4,228	—	—	238,579	—	10,702	—
Pluralsight, LLC	58,716	617	(153)	(30,347)	—	—	28,833	1,275	—	45
Signifyd Inc.	156,245	6,771	—	(44,228)	—	—	118,788	—	6,772	—
Walker Edison Furniture Company LLC	4,689	4,173	(8,519)	24,833	(25,176)	—	—	4	—	—
Total Non-Controlled Affiliates	$692,202	$221,969	$(78,369)	$(82,410)	$(25,176)	$—	$728,216	$3,703	$31,472	$45

Controlled Affiliates
Blue Owl Credit SLF LLC(d)	$30,760	$8,780	$—	$(3,451)	$—	$—	$36,089	$—	$1,577	$—
Blue Owl Leasing LLC(d)	5,102	—	(4,304)	(7)	—	—	791	—	13	—
Stripe Blue Owl Holdings LLC	17,493	17,256	—	3,182	—	—	37,931	—	—	—
Revolut Ribbit Holdings, LLC	177,405	—	—	56,231	—	—	233,636	—	—	—
Total Controlled Affiliates	$230,760	$26,036	$(4,304)	$55,955	$—	$—	$308,447	$—	$1,590	$—
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
(27)As of June 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $108.4 million based on a tax cost basis of $14.8 billion. As of June 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $807.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $698.6 million.
(28)Investment was on non-accrual status as of June 30, 2026.
(29)Non-income producing investment.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $2.3 billion or 29.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	March, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March, 2025
Algolia, Inc.	Series C Preferred Stock	August, 2019
Algolia, Inc.	Series D Preferred Stock	July, 2021
Alpha Partners Technology Merger Corp	Common stock	July, 2021
Alpha Partners Technology Merger Corp	Warrants	July, 2023
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July, 2021
Axonius, Inc.	Series E Preferred Stock	March, 2025
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blend Labs, Inc.	Warrants	July, 2021
Blue Owl Credit SLF LLC	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September, 2025
Blue Owl Leasing LLC	LLC Interest	October, 2025
Bolt Technology OÜ	Preferred Stock	December, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital One Financial Corp	Common Stock	April, 2026
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
Chrome Investors LP	LP Interest	January, 2025
Circle Internet Services, Inc.	Warrants	May, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	February, 2020
Circle Internet Services, Inc.	Series E Preferred Stock	May, 2021
Circle Internet Services, Inc.	Series F Preferred Stock	May, 2019
CloudPay, Inc.	Series E Preferred Stock	July, 2024
Coherent Group Inc.	Series B Preferred Shares	March, 2025
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April, 2021
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August, 2019
Excalibur CombineCo, L.P.	Class A Units	July, 2024
Fifth Season Investments LLC	Specialty finance equity investment	October, 2022
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Halo Purchaser, LLC	Class B PIK Preferred Equity	November, 2025
Halo Purchaser, LLC	Class E Warrant Units	December, 2025
HARNESS INC.	Series D Preferred Stock	August, 2021
Harvey AI Corporation	Series F Preferred Stock	March, 2026
Help HP SCF Investor, LP	LP Interest	October, 2021
Illumio, Inc.	Common stock	June, 2021
Illumio, Inc.	Series F Preferred Stock	June, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
JumpCloud, Inc.	Series B Preferred Stock	September, 2021

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
JumpCloud, Inc.	Series F Preferred Stock	December, 2021
Juniper Square, Inc.	Warrants	March, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August, 2021
LSI Financing 1 DAC	Specialty finance equity investment	December, 2022
LSI Financing LLC	Specialty finance equity investment	November, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May, 2021
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
Nscale Limited	Preferred equity	September, 2025
Nscale Limited	Series B Preferred Shares	September, 2025
Nylas, Inc.	Series C Preferred Stock	June, 2021
Orange Blossom Parent, Inc.	Common Units	March, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Perk Group Inc. (fka TravelPerk, Inc.)	Warrants	May, 2026
Plaid Inc.	Class A Common Stock	March, 2026
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Replicated, Inc.	Series C Preferred Stock	June, 2021
Revolut Ribbit Holdings, LLC	LLC Interest	September, 2021
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	December, 2021
Saturn Ultimate, Inc.	Common stock	December, 2021
Signifyd Inc.	Preferred equity	April, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March, 2021
Stripe Blue Owl Holdings LLC	LLC Interest	December, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
TravelPerk, Inc.	Warrants	May, 2024
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
Veeam Software Group	Series C Preferred Shares	December, 2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October, 2021
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December, 2023
Vestwell Holdings Inc.	Series E Preferred Stock	March, 2023
Vestwell Holdings Inc.	Warrants	January, 2026
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May, 2022
WP Silver Co-Invest, L.P.	LP Interest	April, 2026

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
XOMA Corporation	Warrants	December, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
(a)     Refer to “Note 4 — Investments – Blue Owl Credit SLF LLC” for further information.
(b)     Refer to “Note 4 — Investments – Blue Owl Leasing LLC” for further information.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2026, non-qualifying assets represented 16.7% of total assets as calculated in accordance with the regulatory requirements.
(32)Reserved.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36% of the total cost of BOCSO’s portfolio. As of June 30, 2026 the portfolio asset class composition was 72% ABF - Specialty finance, 26% ABF - Leasing, and 2% ABF - Commercial Real Estate.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss
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

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IT Services
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,795	30,795	30,180
Pluralsight, LLC(3)(4)(9)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	35,340	34,303	28,890
							65,098	59,070	0.7%
Total non-controlled/affiliated debt investments							$125,597	$104,240	1.3%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							—	(354)	—%
Total non-controlled/affiliated portfolio company debt investments							$125,597	$103,886	1.3%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	$57,713	57,713	57,713
							57,713	57,713	0.7%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,365,950	9,178	9,656
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	8,168,669	10,722	12,946
							19,900	22,602	0.3%
Insurance
Coherent Group Inc.(4)(24)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	456,035	12,210	13,506
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	17	173,870	184,468
							186,080	197,974	2.5%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(24)(30)	Preferred equity	N/A		9.00%	N/A	2,755,121	151,974	156,245
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	98,319	9,500	—
							161,474	156,245	1.9%
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	10,119,090	26,850	—
							26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	6,748	7,043	6,657
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	93,314	92,366	102,235
							99,409	108,892	1.4%
Systems Software
Help HP SCF Investor, LP(3)(4)(24)(29)(30)	LP Interest	N/A			N/A	59,333	59,392	44,890
							59,392	44,890	0.6%
Total non-controlled/affiliated portfolio company equity investments							$610,818	$588,316	7.3%
Total non-controlled/affiliated portfolio company investments							$736,415	$692,202	8.6%

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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended December 31, 2025 were as follows:

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
(28)Investment was on non-accrual status as of December 31, 2025.
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
On March 24, 2025, the Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and Blue Owl Technology Credit Advisors II LLC (“OTCA II”), a Delaware limited liability company and investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, OTF II merged with and into the Company, with the Company continuing as the surviving company (together, the “Mergers”). Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for further discussion of the Mergers.
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
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled and Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
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
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from translation of assets and liabilities in foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
Interest Rate Swaps
The Company uses interest rate swaps to hedge the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a prepaid expenses and other assets or accrued expenses and other liabilities on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the net carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in other assets or other liabilities and expenses on the Company's Consolidated Statements of Assets and Liabilities. Please see “Note 5 — Debt” for additional details.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK Interest Income	$25,224	$23,603	$50,059	$40,060
PIK Interest Income as a % of Investment Income	7.5%	7.4%	7.5%	8.0%
PIK Dividend Income	$17,062	$18,574	$34,773	$30,057
PIK Dividend Income as a % of Investment Income	5.0%	5.8%	5.2%	6.0%
Total PIK Income	$42,286	$42,177	$84,832	$70,117
Total PIK Income as a % of Investment Income	12.5%	13.2%	12.8%	14.0%
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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
The Administration Agreement also provides that the Company reimburses the Adviser for certain offering costs.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$2,872	$2,225	$5,474	$3,821
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
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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
The table below presents the management fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$54,055	$32,630	$108,041	$48,538
Management fee waivers	(107)	(90)	(180)	(122)
Management fees, net of management fee waivers	$53,948	$32,540	$107,861	$48,416
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
The table below presents the incurred performance based incentive fees based on net investment income and accrued capital gains based incentive fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$29,316	$21,841	$57,435	$32,557
Performance based incentive fees based on capital gains(1)	—	6,211	(38,804)	4,936
_____________
(1)In the first quarter of 2026, the Company recorded a reversal of previously accrued performance based incentive fees based on capital gains of $38.8 million, driven by unrealized depreciation in the Company’s portfolio.
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
Controlled and Affiliated/Non-Controlled and Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in these consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in controlled, affiliated companies including Credit SLF and Blue Owl Leasing. For further descriptions of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.” The Company also invests in Amergin AssetCo, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled, affiliated investments, as defined in the 1940 Act.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, its commitment to Amergin AssetCo is $64.3 million, of which $23.5 million is equity and $40.8 million is debt. The Company does not consolidate its equity interest in Amergin.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of June 30, 2026, the Company’s investment at fair value in BOCSO was $107.8 million and the Company’s total commitment was $108.0 million. The Company does not consolidate its equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2026, its investment in Fifth Season was $139.2 million at fair value. The Company does not consolidate its interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of June 30, 2026, the Company’s investment in LSI Financing DAC was $5.4 million at fair value and its total commitment was $5.6 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, the fair value of the Company’s investment in LSI Financing LLC was $238.6 million and its total commitment was $276.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,674,158	$11,444,661	$10,983,810	$10,979,070
Second-lien senior secured debt investments	597,545	478,763	601,494	568,641
Unsecured debt investments	460,040	464,478	467,464	477,128
Specialty finance debt investments	40,772	40,774	37,449	37,452
Preferred equity investments	1,155,595	951,696	1,127,105	1,072,481
Common equity investments	545,784	747,669	504,733	722,100
Specialty finance equity investments	488,433	515,617	351,675	375,812
Joint ventures	40,466	36,880	53,483	53,355
Total Investments	$15,002,793	$14,680,538	$14,127,213	$14,286,039
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
Aerospace & Defense	2.6%	2.7%
Airlines	0.3	0.3
Air Freight & Logistics	0.6	—
Application Software	15.3	13.6
Asset Based Lending and Fund Finance (6)	0.7	0.4
Banks	0.1	0.3
Beverages (1)	0.0	0.0
Building Products	0.3	0.5
Buildings & Real Estate	1.3	1.3
Capital Markets	1.9	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.4	0.5
Diversified Consumer Services	2.3	3.3
Diversified Financial Services (2)	9.9	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.5	1.4
Equity Real Estate Investment Trusts (REITs)	0.7	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	2.9	3.4
Health Care Technology	12.4	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.7	4.4
Internet & Direct Marketing Retail	1.8	2.2
IT Services	3.6	4.2
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.3	2.1
Media	0.9	0.9
Multiline Retail	0.2	0.2

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2026	December 31, 2025
Pharmaceuticals (5)	1.8	1.0
Professional Services	6.4	6.1
Real Estate Management & Development	1.7	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.9	0.8
Systems Software	17.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of June 30, 2026 or December 31, 2025, the Company’s investment rounds to less than 0.1% of the fair value of the portfolio.
(2)Includes debt and equity investment in Amergin.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in Credit SLF, Blue Owl Leasing, and as of December 31, 2025, in Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”). See below, within Note 4, for more information about Credit SLF and Blue Owl Leasing.
(5)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
United States:
Midwest	16.2%	16.3%
Northeast	21.2	21.8
South	25.5	24.2
West	26.5	27.8
United Kingdom	5.4	5.5
Canada	2.5	2.3
Other international	2.7	2.1
Total	100.0%	100.0%
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company’s capital commitment in Credit SLF remained at $2.5 million and economic ownership decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

increased to $34.9 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $53.8 million of which $14.2 million was unfunded as of June 30, 2026.
As of June 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$431,928	64.4%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	99,482	14.8%
Blue Owl Technology Finance Corp.	53,812	39,656	5.9%
Blue Owl Technology Income Corp.	16,161	16,161	2.4%
State Teachers Retirement System of Ohio	93,299	83,924	12.5%
Total	$746,395	$671,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at June 30, 2026 based on net contributed capital.
(2)     Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$258,490	$124,718
Investments at fair value	2,624,338	2,343,367
Total Assets	2,903,962	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,069,196	1,728,363
Total Liabilities	2,296,807	1,863,454
Total Credit SLF Members’ Equity	$607,155	$614,069

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$42,053	$31,420	$83,057	$55,117
Expenses
Net operating expenses	26,186	18,482	51,216	32,139
Net investment income (loss)	$15,867	$12,938	$31,841	$22,978
Total net realized and unrealized gain (loss)	(7,626)	9,319	(59,616)	(6,785)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$8,241	$22,257	$(27,775)	$16,193
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$884	$138	$1,577	$193
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of June 30, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at June 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$3,344	$34,555
Investments at fair value	39,680	39,628
Total Assets	43,407	74,531
Total Debt (net of unamortized debt issuance costs)	2,512	9,754
Total Liabilities	3,486	10,076
Total Blue Owl Leasing Members’ Equity	$39,921	$64,455
_______________
(1) Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025(1)	2026	20251)
Consolidated Statement of Operations Data
Income
Investment income	$1,044	$—	$2,087	$—
Expenses
Net operating expenses	785	—	1,656	—
Net investment income (loss)	$259	$—	$431	$—
Total net realized and unrealized gain (loss)	132	—	(107)	—
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$391	$—	$324	$—
_______________
(1) Blue Owl Leasing’s date of inception was June 30, 2025.
The Company’s proportional shares of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$13	$—	$13	$—

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 203% and 226%, respectively.
The tables below present debt obligations as of the following periods:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,675,000	$1,620,000	$1,051,983	$1,051,983	$(28,554)	$1,591,446
SPV Asset Facility I	700,000	700,000	—	—	(7,975)	692,025
SPV Asset Facility II	400,000	325,000	75,000	38,832	(3,755)	321,245
SPV Asset Facility III	1,100,000	624,500	475,500	119,093	(8,554)	615,946
SPV Asset Facility IV	500,000	370,000	130,000	92,999	(4,664)	365,336
SPV Asset Facility V	150,000	75,000	75,000	75,000	(685)	74,315
Athena CLO II	375,000	375,000	—	—	(3,799)	371,201
Athena CLO IV	240,000	240,000	—	—	(2,247)	237,753
Athena CLO V	300,000	300,000	—	—	(2,026)	297,974
January 2027 Notes	300,000	300,000	—	—	(847)	299,153
March 2028 Notes(3)	650,000	650,000	—	—	(6,109)	646,097
September 2028 Notes	75,000	75,000	—	—	(405)	74,595
April 2029 Notes(3)	700,000	700,000	—	—	(9,880)	691,569
October 2029 Notes(3)	500,000	500,000	—	—	(7,396)	493,124
January 2031 Notes(3)	400,000	400,000	—	—	(8,171)	385,749
Total Debt	$9,065,000	$7,254,500	$1,807,483	$1,377,907	$(95,067)	$7,157,528
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of June 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.50 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(4)(2)	$2,675,000	$1,480,000	$1,191,983	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	700,000	700,000	—	—	(8,398)	691,602
SPV Asset Facility II	400,000	325,000	75,000	75,000	(4,536)	320,464
SPV Asset Facility III	1,100,000	624,500	475,500	64,924	(11,413)	613,087
SPV Asset Facility IV	500,000	200,000	300,000	116,062	(5,654)	194,346
Athena CLO II	375,000	375,000	—	—	(3,932)	371,068
Athena CLO IV	240,000	240,000	—	—	(2,346)	237,654
Athena CLO V	300,000	300,000	—	—	(1,928)	298,072
June 2026 Notes	375,000	375,000	—	—	(713)	374,287
January 2027 Notes	300,000	300,000	—	—	(1,621)	298,379
March 2028 Notes(3)	650,000	650,000	—	—	(7,811)	654,890
September 2028 Notes	75,000	75,000	—	—	(495)	74,505
April 2029 Notes(3)	700,000	700,000	—	—	(11,558)	703,564
Total Debt	$8,390,000	$6,344,500	$2,042,483	$1,447,969	$(84,123)	$6,288,200
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.57 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$101,356	$79,430	$197,044	$127,134
Amortization of debt issuance costs, net	7,766	7,544	15,771	11,058
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(331)	353	(199)	821
Total Interest Expense	$108,791	$87,327	$212,616	$139,013
Average interest rate	5.7%	6.1%	5.7%	6.0%
Average daily borrowings	$7,088,401	$5,173,588	$6,925,329	$4,276,854
______________
(1)Refer to the March 2028, April 2029, October 2029 and January 2031 Notes below and to “Note 7 — Derivative Instruments” for details on the associated interest rate swaps.
Credit Facilities
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On June 16, 2026, (the “Revolving Credit Facility Fourth Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Fourth Amendment Date.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Revolving Credit Facility is guaranteed by certain of the Company's subsidiaries in existence on the Revolving Credit Facility Fourth Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.68 billion, which is comprised of (a) a term loan in a principal amount of $100.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.58 billion. The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.01 billion through the Company's exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a swingline loan limit of $300.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on June 14, 2030 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on June 16, 2031 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. On and after the Revolving Credit Facility Fourth Amendment Date, the Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
The total term loan commitment of the SPV Asset Facility I is $700.0 million. The availability of the commitments are subject to a ramp up period and subject to an overcollateralization ratio test, which is based on the value of OR Tech Financing I assets from time to time, and satisfaction of certain other tests and conditions, including an advance rate test, interest coverage ratio test, certain concentration limits and collateral quality tests.
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
SPV Asset Facility V
On May 21, 2026 (the “SPV Asset Facility V Closing Date”), Athena Funding III LLC (“Athena Funding III”), a Delaware limited liability company entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility V”), with Athena Funding III, as borrower, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, the Company, as equityholder and as services provider, and the lenders party thereto.

The initial maximum principal amount which may be borrowed under the SPV Asset Facility V is $150.0 million, subject to increase up to $250.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits, collateral quality tests and a minimum equity condition.

The SPV Asset Facility V provides for the ability to draw and redraw revolving loans under the SPV Asset Facility V for a period of up to three years after the SPV Asset Facility V Closing Date (the “SPV Asset Facility V Revolving Period”). Unless otherwise terminated, the SPV Asset Facility V will mature on May 21, 2031 (the “SPV Asset Facility V Facility Termination Date”). Prior to the SPV Asset Facility V Facility Termination Date, proceeds received by Athena Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility V Facility Termination Date, Athena Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding III subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.10% per annum during the SPV Asset Facility V Revolving Period (with an additional 0.15% per annum after the end of the SPV Asset Facility V Revolving Period). The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum. In addition, a make-whole fee is payable during the SPV Asset Facility V Revolving Period based on the excess of a specified percentage of the aggregate commitments over the daily average advances outstanding. Certain additional fees are payable to Deutsche Bank AG, New York Branch as facility agent.
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
The maximum principal amount which may be borrowed under the SPV Asset Facility III is $1.10 billion which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
The maximum principal amount of the SPV Asset Facility IV is $500.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV until October 30, 2028 (the “SPV Asset Facility IV Reinvestment Period”) unless the SPV Asset Facility IV Reinvestment Period is terminated sooner as provided in the SPV Asset Facility IV. Unless otherwise terminated, the SPV Asset Facility IV will mature two years after the last day of the SPV Asset Facility IV Reinvestment Period, on October 30, 2030 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
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
The CLO 2020-1 Secured Notes were redeemed in the CLO 2020-1 Refinancing, described below.
Concurrently with the issuance of the CLO 2020-1 Secured Notes, the CLO 2020-1 Issuer issued approximately $133.5 million of subordinated securities in the form of 133,500 preferred shares at an issue price of U.S. Dollar one thousand per share (the “CLO 2020-1 Preferred Shares”).
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
The CLO 2020-1 Refinancing was executed by the issuance of the following classes of notes pursuant to the CLO 2020-1 Indenture, as supplemented by the First Supplemental Indenture dated as of July 18, 2023 by and among the CLO 2020-1 Issuer, as issuer, the CLO 2020-1 Refinancing Issuer, as co-issuer and the Trustee and the Second Supplemental Indenture dated as of the CLO 2020-1 Refinancing Date (the “CLO 2020-1 Refinancing Indenture”), by and among the CLO 2020-1 Refinancing Issuer and the Trustee: (i) $112.5 million of AAA(sf) Class A-1R Notes, which bore interest at the Benchmark plus 3.05%, (ii) $23.5 million of AAA(sf) Class A-2R Notes, which bore interest at 6.937%, (iii) $53 million of A(sf) Class B-1R Notes, which bore interest at the Benchmark plus 4.64% and (iv) $15 million of A(sf) Class B-2R Notes, which bore interest at 8.497%, (together, the “CLO 2020-1 Refinancing Secured Notes”). The CLO 2020-1 Refinancing Secured Notes were secured by the middle-market loans and other assets of the CLO 2020-1 Refinancing Issuer. The CLO 2020-1 Refinancing Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Refinancing Indenture) in October 2035. The CLO 2020-1 Refinancing Secured Notes were privately placed by MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. The proceeds from the CLO 2020-1 Refinancing were used to redeem in full the classes of notes issued on the CLO 2020-1 Closing Date and to pay expenses incurred in connection with the CLO 2020-1 Refinancing. On the CLO 2020-1 Refinancing Date, the CLO 2020-1 Issuer was merged with and into the CLO 2020-1 Refinancing Issuer, with the CLO 2020-1 Refinancing Issuer surviving the merger. The CLO 2020-1 Refinancing Issuer assumed by all operation of law all of the rights and obligations of the CLO 2020-1 Issuer, including the subordinated securities issued by the CLO 2020-1 Issuer on the CLO 2020-1 Closing Date.
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
The Athena CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the Closing Date (the “Athena CLO V Indenture”), by and among the Athena CLO V Issuer and State Street Bank and Trust Company: (i) $260 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73%, (ii) $25 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70% (together, the “Athena CLO V Secured Notes”). The Athena CLO V Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Notes are scheduled to mature on October 15, 2038. The Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser and NatWest Markets Securities Inc. as Co-Placement Agent with respect to the Class A Notes. Concurrently with the issuance of the Athena CLO V Secured Notes, the Athena CLO V Issuer issued approximately $201.3 million of subordinated securities in the form of 201,320 preferred shares at an issue price of U.S. Dollar one thousand per share (the “Athena CLO V Preferred Shares”).
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
The Athena CLO II Secured Notes were redeemed in the Athena CLO II Refinancing, described below.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Athena CLO II Refinancing
On December 16, 2025 (the “Athena CLO II Refinancing Date”), the Company completed a $615.1 million term debt securitization refinancing (the “Athena CLO II Refinancing”). The secured notes and preferred shares issued in the Athena CLO II Refinancing and the secured loan borrowed in the Athena CLO II Refinancing were issued and incurred, as applicable, by Athena CLO II, LLC.
The Athena CLO II Refinancing was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of December 13, 2023 (the “Athena CLO II Original Closing Date”), as amended and supplemented by the first supplemental indenture dated as of the Athena CLO II Refinancing Date (the “Athena CLO II Refinancing Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $75 million of AAA(sf) Class A-R Notes, which bear interest at Benchmark plus 1.70%, (ii) $31.25 million of AA(sf) Class B-R Notes, which bear interest at Benchmark plus 2.00% and (iii) $18.75 million of A(sf) Class C-R Notes, which bear interest at Benchmark plus 2.40% (together, the “Athena CLO II Refinancing Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $250 million under floating rate Class A-LR loans (the “Athena CLO II Refinancing Class A-LR Loans” and together with the Athena CLO II Refinancing Secured Notes, the “Athena CLO II Refinancing Debt”). The Athena CLO II Refinancing Class A-LR Loans bear interest at Benchmark plus 1.70%. The Athena CLO II Refinancing Class A-LR Loans were borrowed under a credit agreement (the “Athena CLO II Refinancing Class A-LR Credit Agreement”), dated as of the Athena CLO II Refinancing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Debt is scheduled to mature on January 18, 2039. The Athena CLO II Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Refinancing Secured Notes and the borrowing under the Athena CLO II Refinancing Class A-LR Loans, the Athena CLO II Issuer issued approximately $52.8 million of additional subordinated securities in the form of 52,800 preferred shares at an issue price of U.S. Dollar one thousand per share (the “Athena CLO II Refinancing Additional Preferred Shares”). The total amount of outstanding preferred shares as of the Athena CLO II Refinancing Date is 240,100.
On the Athena CLO II Original Closing Date, the Company entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Original Closing Date, which provided for the contribution of approximately $83.945 million funded par amount of middle market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Original Closing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the Athena CLO II Refinancing, the Company and the Athena CLO II Issuer entered into an amended and restated loan sale agreement dated as of the Athena CLO II Refinancing Date (the “OTF Loan Sale Agreement”), which provides for the sale and contribution of approximately $217.963 million funded par amount of middle market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Refinancing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the Athena CLO II Refinancing Debt. The Company made customary representations, warranties, and covenants to the Athena CLO II Refinancing Issuer under the applicable loan sale agreement.
Through January 18, 2039, a portion of the proceeds received by the Issuer from the loans securing the Athena CLO II Refinancing Debt may be used by the Athena CLO II Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The Athena CLO II Refinancing Debt is the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Refinancing Indenture and Athena CLO II Refinancing Class A-LR Credit Agreement each include customary covenants and events of default.
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
Concurrently with the issuance of the Athena CLO IV Secured Notes, the Athena CLO IV Issuer issued approximately $159.7 million of subordinated securities in the form of 159,700 preferred shares at an issue price of U.S. Dollar one thousand per share (the “Athena CLO IV Preferred Shares”).
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
On October 15, 2025, the Company caused notice to be issued to the Trustee of the December 2025 Notes regarding the Company’s exercise of the option to redeem in full all $650 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, the redemption date, November 15, 2025. On November 15, 2025, the Company redeemed in full all $650 million in aggregate principal amount of the December 2025 Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, November 15, 2025.
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
The June 2026 Notes matured on June 17, 2026 and the Company repaid all $375 million of the June 2026 Notes at 100.0% of their principal amount, plus the accrued interest through, but excluding June 17, 2026. The June 2026 Notes bore interest at a rate of 3.75% per year payable semi-annually on June 17 and December 17 of each year, commencing on June 17, 2021.
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
The January 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2027 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the January 2027 Indenture.
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
The March 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together, the “March 2028 Indenture”). The March 2028 Notes will mature on March 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2028 Indenture. The March 2028 Notes bear interest at a rate of 6.100% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. Concurrent with the issuance of the March 2028 Notes, the Company entered into a Registration Rights Agreement (the “March 2028 Registration Rights Agreement”) for the benefit of the purchasers of the March 2028 Notes. Pursuant to the terms of the March 2028 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on December 9, 2025, commenced an offer to exchange the notes initially issued on January 21, 2025 for newly issued registered notes with substantially similar terms, which expired on January 9, 2026 and was completed promptly thereafter.
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
October 2029 Notes
On June 5, 2026, the Company issued $500 million aggregate principal amount of its 6.500% notes due 2029 (the “October 2029 Notes”).
The October 2029 Notes were issued pursuant to the Base Indenture and the Seventh Supplemental Indenture (together, the “October 2029 Indenture”). The October 2029 Notes will mature on October 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the October 2029 Indenture. The October 2029 Notes bear interest at a rate of 6.500% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026.
The October 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the October 2029 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the October 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the October 2029 Indenture, occurs prior to maturity, holders of the October 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the October 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the October 2029 Notes, on June 11, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500 million. The Company will receive fixed rate interest at 6.500% and pay variable rate interest based on SOFR plus 2.538% . The interest rate swap matures on October 15, 2029. The interest expense related to the October 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the October 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
January 2031 Notes
On January 23, 2026, the Company issued $400.0 million aggregate principal amount of its 6.125% notes due 2031 (the “January 2031 Notes”).
The January 2031 Notes were issued pursuant to the Base Indenture and the Sixth Supplemental Indenture (together, the “January 2031 Indenture”). The January 2031 Notes will mature on January 23, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2031 Indenture. The January 2031 Notes bear interest at a rate of 6.125% per year payable semi-annually on January 23 and July 23 of each year, commencing on July 23, 2026.
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
April 2029 Notes
On April 4, 2024, OTF II issued $700.0 million aggregate principal amount of its 6.750% notes due 2029 (the “April 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The April 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 24, 2025, the Company entered into the OTF II Second Supplemental Indenture by and between the Successor Trustee, effective as of the closing of the Mergers. Pursuant to the OTF II Second Supplemental Indenture, the Company expressly assumed the obligations of OTF II for the due and punctual payment of the principal of, and premium, if any, and interest on all the April 2029 Notes outstanding, and the due and punctual performance and observance of all of the covenants and conditions of the April 2029 Indenture (as defined below).
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,620,000	$—	$—	$1,620,000	$—
SPV Asset Facility I	700,000	—	—	—	700,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	624,500	—	—	—	624,500
SPV Asset Facility IV	370,000	—	—	370,000	—
SPV Asset Facility V	75,000	—	—	75,000	—
Athena CLO II	375,000	—	—	—	375,000
Athena CLO IV	240,000	—	—	—	240,000
Athena CLO V	300,000	—	—	—	300,000
January 2027 Notes	300,000	300,000	—	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	700,000	—	—
October 2029 Notes	500,000	—	—	500,000	—
January 2031 Notes	400,000	—	—	400,000	—
Total Contractual Obligations	$7,254,500	$300,000	$1,425,000	$3,290,000	$2,239,500
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$213,506	$—	$—	$213,506
Investments:
First-lien senior secured debt investments	$—	$276,990	$11,167,671	$11,444,661
Second-lien senior secured debt investments	—	45,619	433,144	478,763
Unsecured debt investments	—	—	464,478	464,478
Specialty finance debt investments	—	—	40,774	40,774
Preferred equity investments	—	—	951,696	951,696
Common equity investments	226,657	28,039	455,042	709,738
Specialty finance equity investments	—	—	169,280	169,280
Subtotal	$226,657	$350,648	$13,682,085	$14,259,390
Investments measured at NAV(1)	—	—	—	421,148
Total Investments at fair value	$226,657	$350,648	$13,682,085	$14,680,538
Derivatives:
Derivative assets	$—	$22,441	$—	$22,441
Derivative liabilities	—	5,538	—	5,538
_______________
(1)Includes equity investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing, and Stripe Blue Owl which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$282,924	$—	$—	$282,924
Investments:
First-lien senior secured debt investments	$—	$318,098	$10,660,972	$10,979,070
Second-lien senior secured debt investments	—	125,924	442,717	568,641
Unsecured debt investments	—	—	477,128	477,128
Specialty finance debt investments	—	—	37,452	37,452
Preferred equity investments	—	—	1,072,481	1,072,481
Common equity investments	706	37,364	684,030	722,100
Specialty finance equity investments	—	—	215,864	215,864
Subtotal	$706	$481,386	$13,590,644	$14,072,736
Investments measured at NAV(1)	—	—	—	213,303
Total Investments at fair value	$706	$481,386	$13,590,644	$14,286,039
Derivatives:
Derivative assets	$—	$26,732	$—	$26,732
Derivative liabilities	—	1,941	—	1,941
_______________
(1)Includes equity investments in Credit SLF and LSI Financing LLC, BOCSO, Blue Owl Leasing and Stripe Blue Owl, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$10,616,855	$377,601	$456,403	$38,000	$982,150	$564,590	$169,497	$13,205,096
Purchases of investments, net	717,942	660	—	2,830	—	11,052	1,389	733,873
Payment-in-kind	14,156	2,473	4,713	78	25,442	—	—	46,862
Proceeds from investments, net	(167,076)	—	(2,387)	(134)	(7,205)	(28,853)	(1,487)	(207,142)
Net change in unrealized gain (loss)	(15,164)	(23,955)	171	1	(31,065)	(96,056)	(119)	(166,187)
Net realized gain (loss)	(1,785)	—	203	—	(17,877)	4,309	—	(15,150)
Net amortization/accretion of discount/premium on investments	6,703	187	5,375	(1)	251	—	—	12,515
Transfers into (out of) Level 3(1)	(3,960)	76,178	—	—	—	—	—	72,218
Fair Value, End of Period	$11,167,671	$433,144	$464,478	$40,774	$951,696	$455,042	$169,280	$13,682,085
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2026, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$9,091,954	$291,217	$460,216	$28,961	$948,590	$547,583	$166,350	$11,534,871
Purchases of investments, net	681,794	61,324	(2)	2,337	31,565	1,811	8,832	787,661
Payment-in-kind	12,955	5,360	6,210	172	23,295	—	—	47,992
Proceeds from investments, net	(231,957)	(32,717)	(30,661)	—	(7,693)	(833)	13,387	(290,474)
Net change in unrealized gain (loss)	27,299	1,012	8,932	—	19,138	8,007	4,876	69,264
Net realized gains (losses)	3,495	—	710	—	76	—	—	4,281
Net amortization of discount on investments	6,271	1,505	5,914	—	971	—	—	14,661
Transfers into (out of) Level 3(1)	(74,514)	(17,413)	—	—	—	—	—	(91,927)
Fair Value, End of Period	$9,517,297	$310,288	$451,319	$31,470	$1,015,942	$556,568	$193,445	$12,076,329
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Six Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$10,660,972	$442,717	$477,128	$37,452	$1,072,481	$684,030	$215,864	$13,590,644
Purchases of investments, net	1,636,383	660	630	2,830	58,989	32,228	2,038	1,733,758
Payment-in-kind	27,896	4,930	11,858	694	37,661	—	—	83,039
Proceeds from investments, net	(946,013)	—	(32,980)	(202)	(58,350)	(163,121)	(47,722)	(1,248,388)
Net change in unrealized gain (loss)	(195,219)	(60,628)	(5,227)	1	(149,277)	(210,172)	(900)	(621,422)
Net realized gain (loss)	(15,445)	—	2,335	—	(10,549)	112,077	—	88,418
Net amortization/accretion of discount/premium on investments	13,394	346	10,734	(1)	741	—	—	25,214
Transfers into (out of) Level 3(1)	(14,297)	45,119	—	—	—	—	—	30,822
Fair Value, End of Period	$11,167,671	$433,144	$464,478	$40,774	$951,696	$455,042	$169,280	$13,682,085
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2026, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,341,268	$166,159	$336,635	$5,041	$686,858	$468,725	$69,836	$6,074,522
Purchases of investments, net	1,056,719	61,323	(1)	5,603	31,565	11,324	15,713	1,182,246
Payment-in-kind	20,176	9,065	13,713	172	33,158	—	—	76,284
Proceeds from investments, net	(469,084)	(41,117)	(33,358)	—	(11,580)	(833)	13,311	(542,661)
Net change in unrealized gain (loss)	22,321	8,501	11,872	(16)	12,986	14,916	3,203	73,783
Net realized gains (losses)	3,528	(12,198)	85	—	115	—	—	(8,470)
Net amortization of discount on investments	10,753	1,565	10,516	—	1,210	—	—	24,044
Transfers into (out of) Level 3(1)	—	—	—	—	—	(3,092)	—	(3,092)
Transfers in from the Mergers	4,531,616	116,990	111,857	20,670	261,630	65,528	91,382	5,199,673
Fair Value, End of Period	$9,517,297	$310,288	$451,319	$31,470	$1,015,942	$556,568	$193,445	$12,076,329
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$(12,992)	$30,350	$(200,454)	$25,128
Second-lien senior secured debt investments	(23,955)	2,078	(60,628)	(446)
Unsecured debt investments	171	8,932	(5,227)	11,330
Specialty finance debt investments	1	—	1	(16)
Preferred equity investments	(46,998)	19,138	(160,536)	12,986
Common equity investments	21,562	8,021	(53,798)	15,029
Specialty finance equity investments	(119)	4,876	(900)	3,203
Total Investments	$(62,330)	$73,395	$(481,542)	$67,214

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

June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$10,661,841	Yield Analysis	Market Yield	7.1% - 28.2% (10.6%)	Decrease
	502,810	Transaction	Transaction Price	98.0% - 99.6% (99.2%)	Increase
	3,020	Recovery Analysis	Recovery Rate	8.0% - 8.0% (8.0%)	Increase
Second-lien senior secured debt investments	$433,144	Yield Analysis	Market Yield	13.6% - 47.0% (21.6%)	Decrease
Unsecured debt investments	$459,666	Yield Analysis	Market Yield	5.4% - 17.6% (12.6%)	Decrease
	4,812	Market Approach	Revenue Multiple	3.0x - 3.5x (3.4x)	Increase
Specialty finance debt investments	$40,774	Yield Analysis	Market Yield	12.3% - 12.3% (12.3%)	Decrease
Preferred equity investments	$527,511	Market Approach	Revenue Multiple	0.6x - 41.3x (7.4x)	Increase
	385,373	Yield Analysis	Market Yield	12.9% - 53.5% (18.4%)	Decrease
	21,827	Market Approach	EBITDA Multiple	9.5x - 9.5x (9.5x)	Increase
	16,985	Recovery Analysis	Recovery Rate	24.8% - 24.8% (24.8%)	Increase
Common equity investments	$252,920	Transaction	Transaction Price	100.0% - 311.5% (299.40%)	Increase
	103,133	Market Approach	Revenue Multiple	2.5x - 47.5x (8.6x)	Increase
	74,799	Market Approach	EBITDA Multiple	5.5x - 27.8x (12.7x)	Increase
	12,251	Market Approach	Market Adjustment Factor	(13.1)% - 26.3% (6.0%)	Increase
	11,257	Recovery Analysis	Recovery Rate	11.3% - 11.3% (11.3%)	Increase
	465	Option Pricing Model	Volatility	60.0% - 70.0% 69.9%	Increase
	217	Market Approach	Gross Profit Multiple	9.3x - 9.3x (9.3x)	Increase
Specialty finance equity investments	$139,159	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	22,613	Market Approach	Recovery Rate	120.0% - 150.0% (140.0%)	Increase
	5,447	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	2,061	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,346,910	Yield Analysis	Market Yield	6.0% - 23.6% (9.4%)	Decrease
	1,280,482	Recent Transaction	Transaction Price	95.0% - 100.0% (99.4%)	Increase
	33,580	Collateral Analysis	Recovery Rate	0.0% - 107.2% (84.0%)	Increase
Second-lien senior secured debt investments	$442,717	Yield Analysis	Market Yield	8.4% - 32.5% (14.4%)	Decrease
Unsecured debt investments	$473,340	Yield Analysis	Market Yield	5.5% - 14.9% (11.9%)	Decrease
	3,788	Market Approach	Revenue Multiple	4.3x - 5.0x (4.8x)	Increase
Specialty finance debt investments	$37,452	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$451,265	Yield Analysis	Market Yield	11.6% - 35.3% (14.0%)	Decrease
	498,387	Market Approach	Revenue Multiple	2.0x - 25.2x (7.3x)	Increase
	122,829	Recent Transaction	Transaction Price	62.8% - 100.0% (86.5%)	Increase
Common equity investments	$421,309	Recent Transaction	Transaction Price	54.2% - 813.7% (444.3%)	Increase
	110,029	Market Approach	EBITDA Multiple	0.0x - 25.5x (11.9x)	Increase
	82,784	Market Approach	Revenue Multiple	4.3x - 13.0x (10.1x)	Increase
	61,131	Yield Analysis	Market Yield	27.5% - 27.5% (27.5%)	Decrease
	8,330	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Decrease
	233	Option Pricing Model	Volatility	60.0% - 70.0% (69.9%)	Increase
	214	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
Specialty finance equity investments	$184,468	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	22,602	Market Approach	N/A(1)	N/A	N/A
	6,657	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2026			December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$1,591,446	$(28,554)	$1,591,446	$1,456,282	$(23,718)	$1,456,282
SPV Asset Facility I	692,025	(7,975)	692,025	691,602	(8,398)	691,602
SPV Asset Facility II	321,245	(3,755)	321,245	320,464	(4,536)	320,464
SPV Asset Facility III	615,946	(8,554)	615,946	613,087	(11,413)	613,087
SPV Asset Facility IV	365,336	(4,664)	365,336	194,346	(5,654)	194,346
SPV Asset Facility V	74,315	(685)	74,315	—	—	—
Athena CLO II	371,201	(3,799)	371,201	371,068	(3,932)	371,068
Athena CLO IV	237,753	(2,247)	237,753	237,654	(2,346)	237,654
Athena CLO V	297,974	(2,026)	297,974	298,072	(1,928)	298,072
June 2026 Notes	—	—	—	374,287	(713)	373,125
January 2027 Notes	299,153	(847)	295,500	298,379	(1,621)	291,750
March 2028 Notes	646,097	(6,109)	646,750	654,890	(7,811)	653,250
September 2028 Notes	74,595	(405)	75,000	74,505	(495)	75,000
April 2029 Notes	691,569	(9,880)	703,500	703,564	(11,558)	715,750
October 2029 Notes	493,124	(7,396)	496,250	—	—	—
January 2031 Notes	385,749	(8,171)	387,000	—	—	—
Total Debt	$7,157,528	$(95,067)	$7,171,241	$6,288,200	$(84,123)	$6,291,450

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	2,604,000	2,108,875
Level 3	4,567,241	4,182,575
Total Debt	$7,171,241	$6,291,450
Financial Instruments Not Carried at Fair Value
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

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
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of June 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	Goldman Sachs Bank USA		$700,000	$942	$—		$700,000	$14,619	$—
Interest rate swaps March 2028 Notes	SMBC Capital Markets, Inc.		$650,000	1,799	—	650,000		12,113	—
Interest rate swaps January 2031 Notes	Regions Bank		$400,000	—	(6,087)	—		—	—
Interest rate swaps October 2029 Notes	Regions Bank		$500,000	549	—	—		—	—
Total Derivatives Designated as Hedges(1)(2)				$3,290	$(6,087)			$26,732	$—

Derivatives not designated as hedges:
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	12,910	$9,255	$(8,930)	A$	12,910	$8,405	$(8,616)
Foreign currency forward contract CAD	Goldman Sachs Bank USA	C$	1,454	1,071	(1,029)	C$	—	—	—
Foreign currency forward contract CAD	Goldman Sachs Bank USA	C$	54,652	39,802	(38,690)	C$	—	—	—
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€282,460	334,694	(322,867)		€282,460	334,694	(334,694)
Foreign currency forward contract USD	Goldman Sachs Bank USA		$18,281	18,281	(18,571)		$—	—	—
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£136,285	184,530	(180,741)		£147,230	197,770	(198,381)
				587,633	(570,828)			540,869	(541,691)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€5,301	6,296	(6,059)		€5,301	6,296	(6,281)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€57,071	66,778	(65,233)		€57,071	66,778	(67,608)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£12,500	16,934	(16,578)		£12,500	16,539	(16,843)
				90,008	(87,870)			89,613	(90,732)
Foreign currency forward contract EUR	Royal Bank of Canada		€51,692	60,512	(59,755)		€—	—	—
				60,512	(59,755)			—	—
Total Derivatives not Designated as Hedges				$738,153	$(718,453)			$630,482	$(632,423)
_______________
(1)The net fair value of the derivatives designated as hedges is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $2.2 billion and $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(1.9) million and $27.8 million, as of June 30, 2026 and December 31, 2025, respectively.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present net change in unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Investment related gains/(losses)
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	$(7,906)	$8,023	$117	$(13,677)	$13,673	$(4)
Interest rate swaps March 2028 Notes	(5,097)	5,286	189	(10,314)	10,495	181
Interest rate swaps January 2031 Notes	(5,149)	5,145	(4)	(6,087)	6,080	(7)
Interest rate swaps October 2029 Notes	549	(520)	29	549	(520)	29
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$331			$199
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	$5,071	$(5,245)	$(174)	$7,084	$(7,316)	$(232)
Interest rate swaps March 2028 Notes	2,879	(3,058)	(179)	13,087	(13,676)	(589)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(353)			$(821)
_______________
(1)    Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Derivatives not designated as hedges:
Foreign currency forward contract AUD	$574	$536
Foreign currency forward contract CAD	924	1,154
Foreign currency forward contract GBP	1,631	5,060
Foreign currency forward contract EUR	6,682	14,891
Total Net Change in Unrealized Gain (Loss)(1)	$9,811	$21,641
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Derivatives not designated as hedges:
Foreign currency forward contract AUD	$(76)	$(76)
Foreign currency forward contract GBP	(3,832)	(3,832)
Foreign currency forward contract EUR	(7,492)	(7,492)
Total Net Change in Unrealized Gain (Loss)(1)	$(11,400)	$(11,400)
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
For the three and six months ended June 30, 2026, the Company recognized a realized loss of $3.3 million and $3.2 million, respectively, primarily related to the foreign currency forward contracts held with Goldman Sachs Bank USA.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

In connection with the unsecured notes, the Company has made the following periodic payments on the interest rate swaps for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
March 2028 Notes	$8,902	$10,000	$17,882	$16,000
April 2029 Notes	22,792	1,600	22,792	1,600
January 2031 Notes	—	—	—	—
October 2029 Notes	—	—	—	—
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$856,242	$797,118
Delayed draw loan commitments	1,002,528	947,440
Debt commitments	$1,858,770	$1,744,558

Specialty finance equity commitments	$58,796	$41,900
Common equity commitments	4,983	8,113
Equity commitments	$63,779	$50,013

Total Unfunded Commitments	$1,922,549	$1,794,571
As of June 30, 2026, the Company believed it had adequate financial resources to cover outstanding unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” for details on the Company’s stock repurchase programs.
In the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company evaluates the probability of a loss under these guarantee arrangements, if any, periodically. The Company historically has not recorded a related liability as it considers the probability of a loss from the guarantees to be remote.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three and six months ended June 30, 2026 and 2025. See “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Six Months Ended June 30, 2026(1)
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(2)	March 31, 2026	April 15, 2026	$0.35
May 5, 2026	June 30, 2026	July 15, 2026	0.35
_______________
(1)Additionally, refer to the table below for distributions declared in 2025 but paid in the six months ended June 30, 2026.
(2)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	0.05

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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	December 23, 2025	January 7, 2026	167,569
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	March 23, 2026	April 7, 2026	205,845
February 18, 2026	March 31, 2026	April 15, 2026	1,312,666

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
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
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which the Company may repurchase up to $300 million of its common stock. Under the 2026 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the six months ended June 30, 2026, repurchases under the 2026 Stock Repurchase Program were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	651,123	11.32	7,373	292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
April 1, 2026 to April 30, 2026	—	—	—	249,816
May 1, 2026 to May 31, 2026	2,159,748	10.93	23,599	226,217
June 1, 2026 to June 30, 2026	2,869,919	10.99	31,538	194,679
	9,235,965		$105,321
There were no repurchases made in the six months ended June 30, 2025.
Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$154,222	$201,487	$(65,669)	$279,619
Weighted average shares of common stock outstanding—basic and diluted	460,878,695	465,124,070	462,563,216	350,872,326
Earnings (loss) per common share-basic and diluted	$0.33	$0.43	$(0.14)	$0.80

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
For the three months ended June 30, 2026 and 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.4 million, and $0.1 million, including U.S. federal excise tax expense of $0.4 million and $0.1 million, respectively.
For the six months ended June 30, 2026 and 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.7 million, and $3.5 million, including U.S. federal excise tax expense of $1.7 million and $3.5 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended June 30, 2026 , the Company did not record U.S. federal and state income tax expense/(benefit) and for the six months ended June 30, 2026, the Company recorded U.S. federal and state income tax expense/(benefit) $(3.0) thousand, respectively. For the three and six months ended June 30, 2025, the Company recorded U.S. federal and state income tax expense/(benefit) of $(78.0) thousand and $(18.0) thousand, respectively.
The Company recorded a net deferred tax liability of $0.8 million as of June 30, 2026, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax liability of $0.8 million for taxable subsidiaries as of December 31, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	Six Months Ended June 30,
Capital share transactions:	2026	2025
Per share data:
Net asset value, beginning of period	$17.33	$17.09
Results of operations:
Net investment income(1)	0.67	0.74
Net realized and unrealized gain (loss)(1)	(0.81)	0.06
Net increase (decrease) in net assets resulting from operations	(0.14)	0.80

Distributions:
Distributions declared from earnings(7)(9)	(0.80)	(0.69)
Capital share transactions:
Repurchase of common shares(7)	0.10	—
Issuance of common shares in connection with the Mergers(2)	—	(0.03)
Total increase (decrease) in net assets	(0.84)	0.08
Net Asset Value, End of Period(8)	$16.48	$17.17

Shares outstanding, end of period	457,612,537	465,126,583
Per share market value at end of period	$10.35	$15.25
Total return, based on market value(3)	(23.6)%	(9.1)%
Total return, based on net asset value(4)	2.0%	4.8%
Ratios / Supplemental Data:
Ratio of total expenses to average net assets(5)(6)	9.2%	7.6%
Ratio of net investment income to average net assets(5)	8.0%	8.0%
Net assets, end of period	$7,539,865	$7,985,418
Weighted-average shares outstanding	462,563,216	350,872,326
Portfolio turnover rate	9.8%	10.8%
Year of formation	2018	2018
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
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the six months ended June 30, 2026 and 2025, was 9.2% and 7.6%, respectively.
(7)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(8)Totals presented may not sum due to rounding.
(9)Includes supplemental dividends of $0.10 in total, or $0.05 per share each, declared on June 2, 2025, and paid on January 7, 2026 and on April 7, 2026, see “Note 9 — Net Assets” for additional details.

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
Dividend
On August 4, 2026, the Board approved a third quarter dividend of $0.35 per share for stockholders of record as of September 30, 2026, payable on or before October 15, 2026.

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
We are externally managed by Blue Owl Technology Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
On June 12, 2025, our common stock was listed and began trading on the New York Stock Exchange (“NYSE”) under the symbol “OTF” (the “Exchange Listing”).
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of June 30, 2026, the Adviser and its affiliates had $158.1 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini and as of August 3, 2026, Matthias Ederer. See “Item 5. — Other Information”. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
On March 24, 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, with Blue Owl Technology Finance Corp. II, a Maryland corporation (“OTF II”), Oriole Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and OTCA II, investment adviser to OTF II. In connection therewith, Merger Sub merged with and into OTF II, with OTF II continuing as the surviving company and our wholly-owned subsidiary and, immediately thereafter, OTF II merged with and into us, and we continued as the surviving company (together, the “Mergers”).
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2026, the Blue Owl Credit Advisers have originated $197.54 billion aggregate principal amount of investments across multiple industries, of which $193.23 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. As of June 30, 2026, the loan-to-value ratio in our portfolio was 40.3%. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%.
As of June 30, 2026, our average investment size in each of our portfolio companies was approximately $71.6 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
As of June 30, 2026, excluding certain investments that fall outside of our typical borrower profile, debt investments, at fair value comprised 74.47% of our portfolio company investments; these portfolio companies had weighted average annual revenue of $953 million, weighted average annual EBITDA of $291 million, an average interest coverage of 2.03x and an average net loan-to value of 40.3%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2026, 96.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”), and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
Secular Trends Supporting Growth for Private Credit — According to Gartner, a research and advisory company, global technology spend was $5.6 trillion in 2025 and is expected to grow to more than $6.2 trillion in 2026. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, including volatility experienced in recent years driven by uncertainty regarding inflation, interest rates and monetary policy, geopolitical conditions, technological change, and exogenous shocks such as those to public health, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms as financing activity rebounds from modest levels.
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
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and the impact to energy prices. Stronger than previously indicated jobs growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Deescalation in the Middle East, directional but not linear throughout the quarter, drove energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East eased throughout the quarter.
We continue to approach this environment conservatively. Credit performance remains strong, market spreads have widened compared to year end and leverage remains low. As a result, although we anticipate that software deal activity will remain tempered, we have ample available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards, some of which may include incumbent transactions where we often achieve enhanced economics or lender protections, and continue to invest in adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of June 30, 2026, 74.5% of our portfolio at fair value is primarily comprised of first or second lien loans. These positions have a weighted average annual revenue of $953.2 million, weighted average annual EBITDA of $290.8 million, and a weighted average enterprise value of $5.7 billion. 12.6% of our portfolio at fair value is primarily comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.7 billion and enterprise value of $15.4 billion. These statistics exclude certain strategic portfolio transactions and investments that fall outside of our typical borrower profile, which comprise 12.9% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
We believe the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA and our ARR loans continue to experience strong credit performance. However, in the event of future geopolitical, economic or financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
Overall the value of our portfolio remained stable from last quarter, which we believe is a result of the strength and resiliency of our borrowers’ underlying fundamentals. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Substantially all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.

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
As of June 30, 2026, based on fair value, our portfolio consisted of 77.8% first lien senior secured debt investments (of which 56% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.3% second lien senior secured debt investments, 3.2% unsecured debt investments, 0.3% specialty finance debt investments, 6.5% preferred equity investments, 5.1% common equity investments, 3.5% specialty finance equity investments, and 0.3% joint ventures.
As of June 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 8.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.6% and 9.3%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2026, the weighted average spread of floating rate debt investments was 5.3%.
As of June 30, 2026, we had investments in 205 portfolio companies with an aggregate fair value of $14.7 billion. Our current target leverage ratio is 0.90x to 1.25x. As of June 30, 2026, we had net leverage of 0.93x debt-to-equity

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$864,056	$1,473,048
Less: Sell downs	(12,500)	—
Total new investment commitments	$851,556	$1,473,048
Principal amount of new investments funded:
First-lien senior secured debt investments	$510,968	$976,328
Second-lien senior secured debt investments	—	130,219
Unsecured debt investments	—	—
Specialty finance debt investments	—	2,336
Preferred equity investments	—	32,375
Common equity investments	30,667	1,807
Specialty finance equity investments	4,989	43,387
Joint venture investments	4,719	8,124
Total principal amount of new investments funded	$551,343	$1,194,576

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$148,515	$84,243

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(164,447)	$(604,750)
Second-lien senior secured debt investments	—	(101,007)
Unsecured debt investments	(2,389)	(30,661)
Specialty finance debt investments	—	—
Preferred equity investments	(25,020)	(7,616)
Common equity investments	(9,997)	(7,148)
Specialty finance equity investments	(20,494)	(5,089)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(222,347)	$(756,271)

Number of new investment commitments in new portfolio companies(2)	6	9
Average new investment commitment amount in new portfolio companies	$111,258	$84,276
Weighted average term for new investment commitments (in years)	6.5	6.0
Percentage of new debt investment commitments at floating rates	100.0%	99.9%
Percentage of new debt investment commitments at fixed rates	—%	0.1%
Weighted average interest rate of new investment commitments(3)	9.0%	9.8%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.3%	5.5%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.73% and 4.29% as of June 30, 2026 and 2025, respectively.

The table below presents our investments as of the following periods:

	June 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,674,158	$11,444,661	$10,983,810	$10,979,070
Second-lien senior secured debt investments	597,545	478,763	601,494	568,641
Unsecured debt investments	460,040	464,478	467,464	477,128
Specialty finance debt investments	40,772	40,774	37,449	37,452
Preferred equity investments	1,155,595	951,696	1,127,105	1,072,481
Common equity investments	545,784	747,669	504,733	722,100
Specialty finance equity investments	488,433	515,617	351,675	375,812
Joint ventures	40,466	36,880	53,483	53,355
Total Investments	$15,002,793	$14,680,538	$14,127,213	$14,286,039
_______________
(1)We consider 56% and 61% of first-lien senior secured debt investments to be unitranche loans as of June 30, 2026 and December 31, 2025, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
Aerospace & Defense	2.6%	2.7%
Airlines	0.3	0.3
Air Freight & Logistics	0.6	—
Application Software	15.3	13.6
Asset Based Lending and Fund Finance (6)	0.7	0.4
Banks	0.1	0.3
Beverages (1)	0.0	0.0
Building Products	0.3	0.5
Buildings & Real Estate	1.3	1.3
Capital Markets	1.9	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.4	0.5
Diversified Consumer Services	2.3	3.3
Diversified Financial Services (2)	9.9	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.5	1.4
Equity Real Estate Investment Trusts (REITs)	0.7	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	2.9	3.4
Health Care Technology	12.4	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.7	4.4
Internet & Direct Marketing Retail	1.8	2.2
IT Services	3.6	4.2
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.3	2.1
Media	0.9	0.9
Multiline Retail	0.2	0.2
Pharmaceuticals (5)	1.8	1.0
Professional Services	6.4	6.1
Real Estate Management & Development	1.7	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.9	0.8
Systems Software	17.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of June 30, 2026 or December 31, 2025, our investment rounds to less than 0.1% of the fair value of the portfolio.
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
The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
United States:
Midwest	16.2%	16.3%
Northeast	21.2	21.8
South	25.5	24.2
West	26.5	27.8
United Kingdom	5.4	5.5
Canada	2.5	2.3
Other international	2.7	2.1
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2026	December 31, 2025
Weighted average total yield of portfolio(1)	8.9%	8.8%
Weighted average total yield of debt and income producing securities(1)	9.6%	9.6%
Weighted average interest rate of debt securities	8.9%	9.0%
Weighted average spread over base rate of floating rate debt investments	5.3%	5.4%
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of June 30, 2026, two of our portfolio companies are on non-accrual. In the second quarter of 2026, we had one new portfolio company on non-accrual. Our average annual net gain (loss) ratio is 0.27%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,559,241	10.6%	$1,653,599	11.6%
2	12,011,601	81.8	11,366,623	79.6
3	1,036,830	7.1	1,185,876	8.3
4	72,866	0.5	75,251	0.5
5(1)	—	—	4,690	—
Total	$14,680,538	100.0%	$14,286,039	100.0%
_______________
(1)The investments as of December 31, 2025 round to less than 0.1% of the fair value of the portfolio.

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of June 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$14,915,053	99.4%	$14,660,533	99.9%	$14,072,889	99.6%	$14,252,460	99.8%
Non-accrual	87,740	0.6	20,005	0.1	54,324	0.4	33,579	0.2
Total	$15,002,793	100.0%	$14,680,538	100.0%	$14,127,213	100.0%	$14,286,039	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, our commitment to Amergin AssetCo is $64.3 million, of which $23.5 million is equity and $40.8 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of June 30, 2026, our investment at fair value in BOCSO was $107.8 million and our total commitment was $108.0 million. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36% of the total cost of BOCSO’s portfolio. As of June 30, 2026, the portfolio asset class composition was 72% ABF - Specialty finance, 26% ABF - Leasing, and 2% ABF - Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2026, our investment in Fifth Season was $139.2 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, our investment in LSI Financing DAC was $5.4 million based on fair value and our total commitment was $5.6 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, the fair value of our investment in LSI Financing LLC was $238.6 million and our total commitment was $276.9 million. We do not consolidate our equity interest in LSI Financing LLC.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total investment income	$338,032	$319,467	$18,565	$663,972	$502,284	$161,688
Less: total operating expenses	198,966	158,950	40,016	352,320	241,083	111,237
Net Investment Income (Loss) Before Taxes	$139,066	$160,517	$(21,451)	$311,652	$261,201	$50,451
Less: Income tax expense (benefit), including excise tax expense (benefit)	422	146	276	1,697	3,498	(1,801)
Net Investment Income (Loss) After Taxes	$138,644	$160,371	$(21,727)	$309,955	$257,703	$52,252
Net change in unrealized gain (loss)	34,720	78,054	(43,334)	(459,563)	57,591	(517,154)
Net realized gain (loss)	(19,142)	(36,938)	17,796	83,939	(35,675)	119,614
Net Increase (Decrease) in Net Assets Resulting from Operations	$154,222	$201,487	$(47,265)	$(65,669)	$279,619	$(345,288)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the six months ended June 30, 2026, our net asset value per share decreased, primarily driven by unrealized depreciation in our portfolio and distributions in excess of our net investment income, partially offset by realized gains and accretive share repurchases.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$275,133	$266,610	$8,523	$544,484	$410,589	$133,895
PIK interest income from investments	25,224	23,603	1,621	50,059	40,060	9,999
Dividend income from investments	16,423	6,543	9,880	27,268	12,751	14,517
PIK dividend income	17,062	18,574	(1,512)	34,773	30,057	4,716
Other income	4,190	4,137	53	7,388	8,827	(1,439)
Total Investment Income	$338,032	$319,467	$18,565	$663,972	$502,284	$161,688

We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Investment income increased by $18.6 million for the three months ended June 30, 2026, compared to the same period in the prior year, primarily due to an increase in dividend and interest income, as well as PIK interest income, partially offset by lower PIK dividend income. The increase in dividend income of $9.9 million was driven by higher dividend income from our equity investments portfolio, as a result of growth in our strategic equity investments. The increase in interest income of $8.5 million was driven by our debt portfolio growth, which at par increased from $10.9 billion as of June 30, 2025 to $12.8 billion as of June 30, 2026, driven by steady origination activity. The increases in investment income were partially offset by a decrease in the weighted average yield of our portfolio from 9.6% to 8.9% period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received and amortization of fees from unscheduled paydowns decreased to $2.9 million for the three months ended June 30, 2026 from $6.0 million for the same period in the prior year, due to a decrease in repayment activity for the period. While PIK interest income increased period-over-period by $1.6 million, this increase was largely offset by a decrease in PIK dividend income of $1.5 million. Despite increases in PIK interest income year-over-year, PIK income as a percentage of total investment income decreased to 12.5% for the three months ended June 30, 2026 from 13.2% in the prior year period, primarily driven by an increase in total investment income relative to PIK interest income. Other income remained relatively flat period-over-period. Other income includes incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Investment income increased by $161.7 million for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to an increase in interest income, dividend income and our PIK income, partially offset by a decrease in other income. Investment income increased by $133.9 million as a result of our debt portfolio growth following the Mergers, which were completed in March of 2025, as well as steady origination activity. Our debt portfolio at par increased from $10.9 billion as of June 30, 2025 to $12.8 billion as of June 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $8.3 million for the six months ended June 30, 2026 from $17.6 million for the same period in prior year due to a decrease in repayment activity for the period. Dividend income and PIK dividend income increased by $14.5 million and $4.7 million, year-over-year, respectively, primarily due to an increase in our equity investments, as a result of growth in our strategic equity investments. The increases in investment income were partially offset by a decrease in the weighted average yield of our portfolio from 9.6% to 8.9% period-over-period. PIK dividend income as a percentage of total investment income decreased to 5.2% for the six months ended June 30, 2026 from 6.0% for the six months ended June 30, 2025. PIK interest income increased by $10.0 million period-over-period, however as a percentage of total income it decreased to 7.5% for the six months ended June 30, 2026 from 8.0% for the six months ended June 30, 2025, primarily due to an increase in total investment income relative to PIK interest income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$108,791	$87,327	$21,464	$212,616	$139,013	$73,603
Management fees, net(1)	53,948	32,540	21,408	107,861	48,416	59,445
Incentive fees	29,316	28,052	1,264	18,631	37,493	(18,862)
Professional fees	3,090	2,841	249	5,831	6,209	(378)
Listing advisory fees	—	4,821	(4,821)	—	4,821	(4,821)
Directors' fees	420	314	106	694	573	121
Other general and administrative	3,401	3,055	346	6,687	4,558	2,129
Total Expenses	$198,966	$158,950	$40,016	$352,320	$241,083	$111,237
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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total expenses increased by $40.0 million for the three months ended June 30, 2026, as compared to the prior year period, primarily due to increases in interest expense and management fees. The $21.5 million increase in interest expense was driven by an increase in average daily borrowings to $7.1 billion from $5.2 billion, primarily due to new borrowings, this was partially offset by our average interest rate decreasing to 5.7% from 6.1% period-over-period. Management fees increased by $21.4 million, due to an increase in average adjusted gross assets as our portfolio grew due to originations and an increase in the management fee rate as a result of our public listing on June 12, 2025. These increases were partially offset by non-recurring fees of $4.8 million in our listing advisory fees, that we incurred in the prior year period as a result of our public listing in 2025. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total expenses increased by $111.2 million for the six months ended June 30, 2026, as compared to the prior year period, primarily due to increases in interest expense and management fees, partially offset by non-recurring incentive fees and listing advisory fees year-over-year. The increase in interest expense was driven by an increase in average daily borrowings to $6.9 billion from $4.3 billion, primarily due to the assumption of OTF II’s debt facilities and new borrowings, partially offset by a decrease in the average interest rate to 5.7% from 6.0%, period-over-period. Management fees increased due to an increase in average adjusted gross assets as a result of our acquisition of OTF II and an increase in the management fee rate as a result of the listing. These increases in expenses were partially offset by a decrease in performance based incentive fees of $18.9 million primarily due to unrealized depreciation in our investment portfolio. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of June 30, 2026, we have generated undistributed taxable earnings “spillover” of $0.32 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three months ended June 30, 2026 and 2025, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.4 million and $0.1 million, including U.S. federal excise tax expense of $0.4 million and $0.1 million, respectively.
For the six months ended June 30, 2026 and 2025, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.7 million and $3.5 million, including U.S. federal excise tax expense of $1.7 million and $3.5 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended June 30, 2026, we did not record U.S. federal and state income tax expense/(benefit) and for the six months ended June 30, 2026, we recorded U.S. federal and state income tax expense/(benefit) of $(3.0) thousand. For the three and six months ended June 30, 2025, we recorded U.S. federal and state income tax expense/(benefit) of $(78.0) thousand and $(18.0) thousand, respectively.
We recorded a net deferred tax liability of $0.8 million as of June 30, 2026, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $0.8 million for taxable subsidiaries as of December 31, 2025.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$27,618	$53,208	$(25,590)	$(463,085)	$32,466	$(495,551)
Net change in translation of assets and liabilities in foreign currencies and other transactions	7,102	24,894	(17,792)	3,443	25,968	(22,525)
Income tax (provision) benefit	—	(48)	48	79	(843)	922
Net Change in Unrealized Gain (Loss)	$34,720	$78,054	$(43,334)	$(459,563)	$57,591	$(517,154)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, the net unrealized gain was primarily driven by increases in the fair values of certain of our equity investments, offset by decreases in the fair values of certain of our debt and equity investments. As of June 30, 2026, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 99.2% as of June 30, 2025. For the three months ended June 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by a decrease in the fair value of certain of our debt and equity investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	For the Three Months Ended June 30, 2026	Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)		($ in millions)
Space Exploration Technologies Corp.	$82.5	Revolut Ribbit Holdings, LLC(1)	$14.8
Revolut Ribbit Holdings, LLC(1)	56.2	E2Open Parent Holdings, Inc.	14.2
Replicated, Inc.	15.4	Signifyd Inc.(2)	9.2
6Sense Insights, Inc.	(7.4)	Cornerstone OnDemand, Inc.	8.2
Storable Intermediate Holdings, LLC	(9.1)	Project Hotel California Co-Invest Fund, L.P.	4.8
Cornerstone OnDemand, Inc.	(12.7)	Securiti, Inc.	3.5
Pluralsight, LLC(2)	(13.5)	Barracuda Networks, Inc	(3.2)
Excalibur CombineCo, L.P.	(19.5)	Peraton Corp.	(4.2)
Kaseya Inc.	(29.6)	Exabeam, Inc.	(4.7)
Halo Purchaser, LLC	(49.2)	SalesLoft, Inc.	(7.5)
Remaining portfolio companies	14.5	Remaining portfolio companies	18.1
Total	$27.6	Total	$53.2
_______________
1.Portfolio company is a controlled, affiliated investment.
2.Portfolio company is a non-controlled, affiliated investment.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our equity and debt investments, partially offset by increases in the fair values of certain of our equity investments. As of June 30, 2026, the fair value of our debt investments as a percentage of principal was 97.0%, as compared to 99.2% as of June 30, 2025. For the six months ended June 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by decreases in the fair value of certain of our debt and equity investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	For the Six Months Ended June 30, 2026	Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)		($ in millions)
Help HP SCF Investor, LP	$(60.4)	Revolut Ribbit Holdings, LLC(1)	$14.8
Excalibur CombineCo, L.P.	(50.9)	E2Open Parent Holdings, Inc.	13.1
Kaseya Inc.	(50.5)	Signifyd Inc.(2)	10.0
Signifyd Inc.(2)	(44.2)	Ivanti Software, Inc.	9.1
Cornerstone OnDemand, Inc.	(40.4)	Cornerstone OnDemand, Inc.	7.5
Pluralsight, LLC(2)	(30.3)	LSI Financing LLC(2)	6.1
Barracuda Parent, LLC	(28.9)	Barracuda Networks, Inc	(5.4)
Walker Edison Furniture Company LLC(2)	24.8	Klaviyo, Inc.	(8.5)
Space Exploration Technologies Corp.	35.4	Peraton Corp.	(9.5)
Revolut Ribbit Holdings, LLC(1)	56.2	SalesLoft, Inc.	(9.9)
Remaining portfolio companies	(273.9)	Remaining portfolio companies	5.2
Total	$(463.1)	Total	$32.5
_______________
1.Portfolio company is a controlled, affiliated investment.
2.Portfolio company is a non-controlled, affiliated investment.
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods were:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(16,369)	$(12,106)	$(4,263)	$84,298	$(10,259)	$94,557
Net realized gain (loss) on foreign currency transactions	(2,773)	(24,832)	22,059	(359)	(25,416)	25,057
Net Realized Gain (Loss)	$(19,142)	$(36,938)	$17,796	$83,939	$(35,675)	$119,614
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026 and 2025, we recognized net realized losses on investments of $16.4 million and $12.1 million respectively, primarily driven by sales of certain of our equity investments. We incurred losses of $2.8 million and $24.8 million on foreign currency transactions for the three months ended June 30, 2026, primarily as a result of fluctuations in the GBP exchange rates versus USD.

The tables below present the largest contributors to the realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2026
($ in millions)
Replicated, Inc.	$(17.9)
Dodge Construction Network Holdings, L.P.	(2.9)
Walker Edison Furniture Company LLC(1)	(2.0)
Boxer Parent Company Inc. (f/k/a BMC)	(0.9)
Brex, Inc.	7.1
Remaining Portfolio Companies	0.2
Total	$(16.4)
_______________
1.Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)
E2Open Parent Holdings, Inc.	$(12.2)
Remaining portfolio companies	0.1
Total	$(12.1)

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026 and 2025, we recognized net realized gains on investments of $84.3 million and losses of $10.3 million, respectively, primarily driven by sales of certain of our equity investments. We incurred losses of $0.4 million and $25.4 million on foreign currency transactions for the six months ended June 30, 2026 and 2025, primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD.
The tables below present the largest contributors to the realized gain (loss) on investments for the following periods:

Portfolio Company	For the Six Months Ended June 30, 2026
($ in millions)
Space Exploration Technologies Corp.	$117.3
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	7.3
Brex, Inc.	7.1
Boxer Parent Company Inc. (f/k/a BMC)	(1.7)
Dodge Construction Network Holdings, L.P.	(2.9)
Replicated, Inc.	(17.8)
Walker Edison Furniture Company LLC	(25.2)
Remaining portfolio companies	0.2
Total	$84.3

Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)
Ivanti Software, Inc.	$(12.2)
E2Open Parent Holdings, Inc.	(12.2)
Klaviyo, Inc.	14.0
Remaining portfolio companies	0.2
Total	$(10.3)
Realized Gross Internal Rate of Return
Since we began investing in 2018 through June 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.3% based on total capital invested of $8.7 billion and total proceeds from these exited investments of $10.5 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026 and December 31, 2025, our asset coverage was 203% and 226%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the six months ended June 30, 2026, our weighted average cost of debt was 6.1%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2026, cash, taken together with our available debt capacity of $1.38 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2026, we had $0.21 billion in cash and restricted cash. During the six months ended June 30, 2026, $0.51 billion in cash was used in operating activities, primarily as a result of funding portfolio investments of $2.02 billion offset by sell downs and repayments of $1.34 billion and other operating activity of $0.17 billion. Lastly, cash provided by financing activities was $0.44 billion during the period, primarily from net borrowings on debt, partly offset by distributions of $0.33 billion paid to our shareholders, as well as share repurchases of $0.11 billion.
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
(3)A pro rata portion of each shareholder’s shares of the Company’s common stock was released from the Third Lock-Up Period.
Generally, all of the Company’s common stock that has been outstanding for more than six months is eligible for public sale pursuant to Rule 144 under the Securities Act; however, certain affiliates will have to comply with the additional requirements relating to the manner of sale, volume limitation and notice provisions in order to rely on Rule 144.
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Six Months Ended June 30, 2026(1)
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(2)	March 31, 2026	April 15, 2026	$0.35
May 5, 2026	June 30, 2026	July 15, 2026	0.35
_______________
(1)Additionally, refer to the table below for distributions declared in 2025 but paid in the six months ended June 30, 2026.
(2)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gain.

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	0.05
June 2, 2025 (supplemental dividend)	December 23, 2025	January 7, 2026	0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	0.05
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	December 23, 2025	January 7, 2026	167,569
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	March 23, 2026	April 7, 2026	205,845
February 18, 2026	March 31, 2026	April 15, 2026	1,312,666

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Shares
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
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
2026 Stock Repurchase Program
On February 17, 2026, the Board approved a repurchase program (the “2026 Stock Repurchase Program”) under which we may repurchase up to $300 million of our common stock. Under the 2026 Stock Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, including pursuant to trading plans with investment banks pursuant to Rule 10b5-1 of the Exchange Act, in accordance with all applicable rules and regulations. Unless extended by the Board, the 2026 Stock Repurchase Program will terminate 18-months from the date it was approved. All shares purchased by us pursuant to 2026 Stock Repurchase Program have been retired and are authorized and unissued shares.

In the six months ended June 30, 2026, we had the following repurchase activity:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	651,123	11.32	7,373	292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
April 1, 2026 to April 30, 2026	—	—	—	249,816
May 1, 2026 to May 31, 2026	2,159,748	10.93	23,599	226,217
June 1, 2026 to June 30, 2026	2,869,919	10.99	31,538	194,679
	9,235,965		$105,321
There were no repurchases made in the six months ended June 30, 2025.
Debt
As of June 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

		June 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	June 16, 2031	$2,675,000	$1,620,000	$1,051,983	$1,051,983	$(28,554)	$1,591,446
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	—	(7,975)	692,025
SPV Asset Facility II	November 16, 2030	400,000	325,000	75,000	38,832	(3,755)	321,245
SPV Asset Facility III	December 11, 2035	1,100,000	624,500	475,500	119,093	(8,554)	615,946
SPV Asset Facility IV	October 30, 2030	500,000	370,000	130,000	92,999	(4,664)	365,336
SPV Asset Facility V	May 21, 2031	150,000	75,000	75,000	75,000	(685)	74,315
Athena CLO II	January 18, 2039	375,000	375,000	—	—	(3,799)	371,201
Athena CLO IV	July 20, 2037	240,000	240,000	—	—	(2,247)	237,753
Athena CLO V	October 15, 2038	300,000	300,000	—	—	(2,026)	297,974
January 2027 Notes	January 15, 2027	300,000	300,000	—	—	(847)	299,153
March 2028 Notes(3)	March 15, 2028	650,000	650,000	—	—	(6,109)	646,097
September 2028 Notes	September 27, 2028	75,000	75,000	—	—	(405)	74,595
April 2029 Notes(3)	April 4, 2029	700,000	700,000	—	—	(9,880)	691,569
October 2029 Notes(3)	October 15, 2029	500,000	500,000	—	—	(7,396)	493,124
January 2031 Notes(3)	January 23, 2031	400,000	400,000	—	—	(8,171)	385,749
Total Debt		$9,065,000	$7,254,500	$1,807,483	$1,377,907	$(95,067)	$7,157,528
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of June 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.50 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

		December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(4)	December 20, 2029	$2,675,000	$1,480,000	$1,191,983	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	—	(8,398)	691,602
SPV Asset Facility II	November 16, 2030	400,000	325,000	75,000	75,000	(4,536)	320,464
SPV Asset Facility III	December 11, 2035	1,100,000	624,500	475,500	64,924	(11,413)	613,087
SPV Asset Facility IV	October 30, 2030	500,000	200,000	300,000	116,062	(5,654)	194,346
Athena CLO II	January 18, 2039	375,000	375,000	—	—	(3,932)	371,068
Athena CLO IV	July 20, 2037	240,000	240,000	—	—	(2,346)	237,654
Athena CLO V	October 15, 2038	300,000	300,000	—	—	(1,928)	298,072
June 2026 Notes	June 17, 2026	375,000	375,000	—	—	(713)	374,287
January 2027 Notes	January 15, 2027	300,000	300,000	—	—	(1,621)	298,379
March 2028 Notes	March 15, 2028	650,000	650,000	—	—	(7,811)	654,890
September 2028 Notes	September 27, 2028	75,000	75,000	—	—	(495)	74,505
April 2029 Notes	April 4, 2029	700,000	700,000	—	—	(11,558)	703,564
Total Debt		$8,390,000	$6,344,500	$2,042,483	$1,447,969	$(84,123)	$6,288,200
_______________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.57 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$101,356	$79,430	$197,044	$127,134
Amortization of debt issuance costs, net	7,766	7,544	15,771	11,058
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(331)	353	(199)	821
Total Interest Expense	$108,791	$87,327	$212,616	$139,013
Average interest rate	5.7%	6.1%	5.7%	6.0%
Average daily borrowings	$7,088,401	$5,173,588	$6,925,329	$4,276,854
_______________
(1)Refer to “Note 5 — Debt — March 2028, April 2029, October 2029 and January 2031 Notes” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on each facility’s interest rate swaps.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2026 (Unaudited)	$1,620.0	$2,032.3	—	N/A
December 31, 2025	1,480.0	2,259.2	—	N/A
December 31, 2024	313.0	2,200.6	—	N/A
December 31, 2023	343.4	2,165.0	—	N/A
December 31, 2022	705.9	2,057.3	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	650.8	2,309.9	—	N/A
December 31, 2020	68.3	1,905.6	—	N/A
December 31, 2019	185.0	1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	105.8	1,905.6	—	N/A
December 31, 2019	645.7	1,934.6	—	N/A
December 31, 2018	300.0	1,954.6	—	N/A
SPV Asset Facility I
June 30, 2026 (Unaudited)	$700.0	$2,032.3	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
December 31, 2024	600.0	2,200.6	—	N/A
December 31, 2023	600.0	2,165.0	—	N/A
December 31, 2022	450.0	2,057.3	—	N/A
December 31, 2021	290.0	2,309.9	—	N/A
December 31, 2020	290.0	1,905.6	—	N/A
SPV Asset Facility II
June 30, 2026 (Unaudited)	$325.0	$2,032.3	—	N/A
December 31, 2025	325.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	—	2,309.9	—	N/A
SPV Asset Facility III
June 30, 2026 (Unaudited)	$624.5	$2,032.3	—	N/A
December 31, 2025	624.5	2,259.2	—	N/A
SPV Asset Facility IV
June 30, 2026 (Unaudited)	$370.0	$2,032.3	—	N/A
December 31, 2025	200.0	2,259.2	—	N/A
SPV Asset Facility V
June 30, 2026	$75.0	$2,032.3	—	N/A
CLO 2020-1(6)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	204.0	2,200.6	—	N/A
December 31, 2023	204.0	2,165.0	—	N/A
December 31, 2022	200.0	2,057.3	—	N/A
December 31, 2021	200.0	2,309.9	—	N/A
December 31, 2020	200.0	1,905.6	—	N/A
Athena CLO II
June 30, 2026 (Unaudited)	$375.0	$2,032.3	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
Athena CLO IV
June 30, 2026 (Unaudited)	$240.0	$2,032.3	—	N/A
December 31, 2025	240.0	2,259.2	—	N/A
Athena CLO V
June 30, 2026 (Unaudited)	$300.0	$2,032.3	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
June 2025 Notes(7)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	210.0	2,200.6	—	N/A
December 31, 2023	210.0	2,165.0	—	N/A
December 31, 2022	210.0	2,057.3	—	N/A
December 31, 2021	210.0	2,309.9	—	N/A
December 31, 2020	210.0	1,905.6	—	N/A
December 2025 Notes(8)
December 31, 2025	—	2,259.2	—	N/A
December 31, 2024	650.0	2,200.6	—	N/A
December 31, 2023	650.0	2,165.0	—	N/A
December 31, 2022	650.0	2,057.3	—	N/A
December 31, 2021	650.0	2,309.9	—	N/A
December 31, 2020	400.0	1,905.6	—	N/A
June 2026 Notes(9)
June 30, 2026 (Unaudited)	$—	$2,032.3	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
December 31, 2024	375.0	2,200.6	—	N/A
December 31, 2023	375.0	2,165.0	—	N/A
December 31, 2022	375.0	2,057.3	—	N/A
December 31, 2021	375.0	2,309.9	—	N/A
December 31, 2020	375.0	1,905.6	—	N/A
January 2027 Notes
June 30, 2026 (Unaudited)	$300.0	$2,032.3	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	300.0	2,309.9	—	N/A
March 2028 Notes
June 30, 2026 (Unaudited)	$650.0	$2,032.3	—	N/A
December 31, 2025	650.0	2,259.2	—	N/A
September 2028 Notes
June 30, 2026 (Unaudited)	$75.0	$2,032.3	—	N/A
December 31, 2025	75.0	2,259.2	—	N/A
April 2029 Notes
June 30, 2026 (Unaudited)	$700.0	$2,032.3	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
October 2029 Notes
June 30, 2026 (Unaudited)	$500.0	$2,032.3	—	N/A
January 2031 Notes

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 30, 2026 (Unaudited)	$400.0	$2,032.3	—	N/A
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
(5)Facility was terminated in 2021.
(6)On October 15, 2025, we redeemed in full all $204,000,000 in aggregate principal amount of CLO 2020-1 at 100% of its principal amount, plus the accrued interest thereon through, but excluding, October 15, 2025.
(7)On May 30, 2025, we redeemed in full all $210,000,000 in aggregate principal amount of the June 2025 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, May 30, 2025.
(8)On November 15, 2025, we redeemed in full all $650,000,000 in aggregate principal amount of the December 2025 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, November 15, 2025.
(9)On June 17, 2026, we redeemed in full all $375,000,000 in aggregate principal amount of the June 2026 Notes at 100% of their principal amount, plus the accrued interest thereon through, but excluding, June 17, 2026.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$856,242	$797,118
Delayed draw loan commitments	1,002,528	947,440
Debt commitments	$1,858,770	$1,744,558

Specialty finance equity commitments	$58,796	$41,900
Common equity commitments	4,983	8,113
Equity commitments	63,779	50,013
Total Unfunded Commitments	$1,922,549	$1,794,571
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
In the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
Additionally, we invest in Credit SLF and Blue Owl Leasing, controlled affiliated investments, and Amergin AssetCo, BOCSO, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act.
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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

Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
Dividend
On August 4, 2026, the Board approved a third quarter dividend of $0.35 per share for stockholders of record as of September 30, 2026, payable on or before October 15, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, a prolonged government shutdown and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of June 30, 2026, 96.7% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates. The March 2028, April 2029, October 2029 and January 2031 Notes are hedged against interest rate swap instruments. All of our CLOs bear interest at variable rates with a floor of 0%, except for Athena CLO IV, which bears interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$375,059	$206,385	$168,674
Up 200 basis points	250,039	137,590	112,449
Up 100 basis points	125,020	68,795	56,225
Down 100 basis points	(125,020)	(68,795)	(56,225)
Down 200 basis points	(248,728)	(137,590)	(111,138)
Down 300 basis points	(361,028)	(206,385)	(154,643)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us or the Adviser. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our or the Adviser’s financial condition or results of operations in any particular period.
In June and July of 2026, three derivative actions were brought in the United States District Courts for the Southern District of New York and the District of Maryland on behalf of the Company by purported shareholders of the Company, each of which allege that the Adviser received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. One of the actions also names certain directors and officers of Blue Owl as additional defendants. Each of these Section 36(b) actions seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreements. These actions are in their preliminary stages. The Adviser believes each of the claims asserted in the aforementioned complaints are without merit and intends to vigorously defend against each of them. The outcome of each matter is inherently uncertain, and the Adviser is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from each matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended June 30, 2026, other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.
For the quarter ended June 30, 2026, pursuant to our dividend reinvestment plan, we issued 1,518,511 shares of our common stock in the open market, at a weighted average price of $12.11 per share, for distribution to stockholders of record as of March 31, 2026 and March 23, 2026, for the first quarter dividend, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Technology Lending Investment Committee
The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Technology Lending Investment Committee. The Adviser’s Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini, and, effective August 3, 2026, Matthias Ederer.
Mr. Ederer is Head of Risk, Direct Lending at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee and Technology Lending Investment Committee. Mr. Ederer is also a Senior Managing Director of Blue Owl. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated August 9, 2018, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023)

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023)
4.1
Seventh Supplemental Indenture, dated as of June 5, 2026, between Blue Owl Technology Finance Corp. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 5, 2026)

10.1
Loan Financing and Servicing Agreement, dated as of May 21, 2026, among Athena Funding III LLC, as Borrower, Blue Owl Technology Finance Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank, AG, New York Branch, as Facility Agent, the other Agents parties thereto and State Street Bank and Trust Company, as Collateral Agent and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 28, 2026)

10.2
Sale and Contribution Agreement, dated as of May 21, 2026, between Blue Owl Technology Finance Corp., as Seller and Athena Funding III, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 28, 2026)

10.3
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of June 16, 2026, between Blue Owl Technology Finance Corp., the Lenders party thereto and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 22, 2026)

21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended June 30, 2026
99.2*	Supplemental Financial Information of Blue Owl Leasing LLC (Unaudited) as of and for the period ended June 30, 2026
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: August 5, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: August 5, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer