Form 10-Q
period 2026-09-30
Blue Owl Technology Finance Corp.
filed 2026-11-04
CIK 1747777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 28, 2026, the registrant had 452,612,089 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of and rapid technological advances in artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $14,096,488 and $13,262,010, respectively)	$13,749,105	$13,363,077
Non-controlled, affiliated investments (amortized cost of $629,156 and $736,415, respectively)	482,304	692,202
Controlled, affiliated investments (amortized cost of $381,669 and $128,788, respectively)	583,415	230,760
Total investments at fair value (amortized cost of $15,107,313 and $14,127,213, respectively)	14,814,824	14,286,039
Cash (restricted cash of $21,690 and $—, respectively)	219,158	282,257
Foreign cash (cost of $1,639 and $709, respectively)	1,638	667
Interest and dividend receivable	103,515	88,553
Receivable from a controlled affiliate	1,219	720
Prepaid expenses and other assets	41,613	56,775
Total Assets	$15,181,967	$14,715,011
Liabilities
Debt (net of unamortized debt issuance costs of $93,204 and $84,123, respectively)	$7,174,233	$6,288,200
Distribution payable	181,272	185,749
Management fee payable	56,147	48,556
Incentive fee payable	27,457	68,085
Payables to affiliates	—	64
Payable for investments purchased	81,413	3,006
Accrued expenses and other liabilities	138,762	79,753
Total Liabilities	$7,659,284	$6,673,413
Commitments and contingencies (Note 8)
Net Assets
Common shares $0.01 par value, 1,000,000,000 shares authorized; 452,612,089 and 464,047,623 shares issued and outstanding, respectively	$4,526	$4,640
Additional paid-in-capital	7,422,413	7,573,712
Total accumulated undistributed earnings	95,744	463,246
Total Net Assets	7,522,683	8,041,598
Total Liabilities and Net Assets	$15,181,967	$14,715,011
Net Asset Value Per Share	$16.62	$17.33

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$282,240	$266,669	$824,054	$675,025
Payment-in-kind ("PIK") interest income	24,673	23,823	73,699	61,752
Dividend income	232	—	1,210	539
PIK dividend income	14,316	16,120	42,317	39,975
Other income	3,004	3,909	10,347	12,653
Total investment income from non-controlled, non-affiliated investments	324,465	310,521	951,627	789,944
Investment income from non-controlled, affiliated investments:
Interest income	1,112	1,600	3,782	3,833
PIK interest income	267	1,160	1,300	3,291
Dividend income	6,324	5,563	31,024	17,582
PIK dividend income	(39)	3,292	6,733	9,494
Other income	13	22	58	105
Total investment income from non-controlled, affiliated investments	7,677	11,637	42,897	34,305
Investment income from controlled, affiliated investments:
Dividend income	9,143	432	10,733	625
Total investment income from controlled, affiliated investments	9,143	432	10,733	625
Total Investment Income	341,285	322,590	1,005,257	824,874
Operating Expenses
Interest expense	$117,295	$85,427	$329,911	$224,440
Management fees, net(1)	56,147	47,970	164,008	96,386
Performance based incentive fees	27,457	49,737	46,088	87,230
Professional fees	3,332	2,938	9,163	9,147
Listing advisory fees	—	—	—	4,821
Directors' fees	483	259	1,177	832
Other general and administrative	3,830	3,261	10,517	7,819
Total Operating Expenses	208,544	189,592	560,864	430,675
Net Investment Income (Loss) Before Taxes	132,741	132,998	444,393	394,199
Income tax expense (benefit), including excise tax expense (benefit)	2,132	2,433	3,829	5,931
Net Investment Income (Loss) After Taxes	130,609	130,565	440,564	388,268
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$9,041	$9,445	$(427,589)	$8,790
Non-controlled, affiliated investments	(6,133)	52,899	(88,543)	71,334
Controlled, affiliated investments	29,722	38,330	85,677	53,016
Translation of assets and liabilities in foreign currencies and other transactions	(13,227)	2,686	(9,784)	28,654
Income tax (provision) benefit	224	—	303	(843)
Total Net Change in Unrealized Gain (Loss)	19,627	103,360	(439,936)	160,951
Net realized gain (loss):
Non-controlled, non-affiliated investments	$53,696	$(2,153)	$163,170	$(12,412)
Non-controlled, affiliated investments	—	—	(25,176)	—
Foreign currency transactions	15,325	3,163	14,966	(22,253)
Total Net Realized Gain (Loss)	69,021	1,010	152,960	(34,665)
Total Net Realized and Change in Unrealized Gain (Loss)	$88,648	$104,370	$(286,976)	$126,286
Net Increase (Decrease) in Net Assets Resulting from Operations	$219,257	$234,935	$153,588	$514,554
Earnings Per Share - Basic and Diluted	$0.48	$0.50	$0.33	$1.32
Weighted Average Shares Outstanding - Basic and Diluted	456,177,660	466,720,357	460,411,307	389,912,688
____________
(1) Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$130,609	$130,565	$440,564	$388,268
Net change in unrealized gain (loss)	19,627	103,360	(439,936)	160,951
Net realized gain (loss)	69,021	1,010	152,960	(34,665)
Net Increase (Decrease) in Net Assets Resulting from Operations	219,257	234,935	153,588	514,554
Distributions
Distributions declared from earnings	(181,272)	(186,632)	(548,919)	(421,931)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(181,272)	(186,632)	(548,919)	(421,931)
Capital Share Transactions
Repurchase of common shares	(55,167)	(8,880)	(160,488)	(8,880)
Reinvestment of distributions	—	30,383	36,904	68,328
Issuance of common shares in connection with the Mergers(1)	—	—	—	4,278,003
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(55,167)	21,503	(123,584)	4,337,451
Total Increase (Decrease) in Net Assets	$(17,182)	$69,806	$(518,915)	$4,430,074
Net Assets, at beginning of period	7,539,865	7,985,418	8,041,598	3,625,150
Net Assets, at End of Period	$7,522,683	$8,055,224	$7,522,683	$8,055,224
_______________
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II (“OTF II”)” for additional information on the merger between the Company and OTF II (the “Mergers”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$153,588	$514,554
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(2,451,174)	(1,913,874)
Proceeds from investments and investment repayments	1,728,423	1,259,376
Collections of PIK interest and dividends	42,156	72,750
Net accretion/amortization of discount/premium on investments	(38,906)	(40,711)
Net change in unrealized (gain) loss on investments	430,455	(133,140)
Net change in unrealized (gain) loss on interest rate swaps attributed to unsecured notes	(85,386)	20,903
Net change in unrealized (gain) loss on foreign currency forward contracts	(11,050)	1,852
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	20,834	(30,506)
Net realized (gain) loss on investments	(137,994)	12,412
Net realized (gain) loss on foreign currency transactions relating to investments	(2,442)	(7,382)
Net realized (gain) loss on foreign currency transactions relating to debt	—	29,635
PIK interest and dividends	(120,163)	(119,900)
Amortization of debt issuance costs	24,259	16,464
Cash acquired in the Mergers	—	647,248
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(14,962)	38,624
(Increase) decrease in receivable from a controlled affiliate	(499)	—
(Increase) decrease in prepaid expenses and other assets	21,834	22,685
Increase (decrease) in management fee payable	7,591	21,494
Increase (decrease) in incentive fee payable	(40,628)	34,132
Increase (decrease) in payables to affiliate	(64)	(1,903)
Increase (decrease) in payable for investments purchased	78,407	(52,796)
Increase (decrease) in accrued expenses and other liabilities	63,372	(101,165)
Net cash provided by (used in) operating activities	(332,349)	290,752
Cash Flows from Financing Activities
Borrowings on debt	4,405,500	1,620,000
Payments on debt	(3,425,000)	(1,509,301)
Debt issuance costs	(33,340)	(14,459)
Repurchases of common stock	(160,488)	(8,880)
Cash Distributions paid to shareholders	(516,492)	(237,970)
Net cash provided by (used in) financing activities	270,180	(150,610)
Net increase (decrease) in cash and restricted cash, including foreign cash	(62,169)	140,142
Effect of exchange rate changes on foreign cash	41	(9)
Cash and restricted cash, including foreign cash, beginning of period	282,924	257,000
Cash and restricted cash, including foreign cash, end of period	$220,796	$397,133
Supplemental and Non-Cash Information
Interest paid during the period	$286,875	$192,783
Distributions recorded in the period	548,919	421,931
Reinvestment of distributions during the period	36,904	68,328
Distributions Payable	181,272	186,631
Issuance of shares in connection with the merger(1)	—	4,278,003
Taxes, including excise tax, paid during the period	8,077	11,550
_______________
(1)Refer to “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for additional information on the Mergers.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	$44,089	—	$43,775	$43,648
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	76,217	—	76,256	75,073
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	84,551	—	84,060	63,134
								204,091	181,855	2.4%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	48,478	—	48,068	48,114
								48,068	48,114	0.6%
Air Freight & Logistics
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	93,750	—	92,392	93,047
								92,392	93,047	1.2%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	52,447	—	52,068	51,646
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	117,143	—	116,822	117,143
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	122,808	—	122,808	122,194
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£16,174	—	20,243	21,056
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	36,960	—	36,798	36,313
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	34,579	—	34,458	34,579
Avalara, Inc.(3)(9)	First lien senior secured loan	S+	2.50%		3/2032	2,456	—	2,406	2,399
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,953	—	4,953	4,953
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	84,467	—	84,087	82,989
CALABRIO, INC.(3)(8)	First lien senior secured loan	S+	4.00%		11/2032	9,975	—	9,522	7,531
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.50%		2/2028	75,046	—	74,716	73,920
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	107,635	—	107,221	106,828
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	91,260	—	91,258	90,575
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	3,901	—	3,901	3,857
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	30,908	—	30,687	30,368
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	2,494	—	2,401	2,397
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	105,186	—	104,375	103,872

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Gainsight, Inc.(3)(4)(10)	First lien senior secured loan	S+	5.50%		7/2027	67,754	—	67,596	67,415
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	4,004	—	3,993	4,004
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	583	—	580	576
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	56,930	—	56,816	50,240
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	46,280	—	46,134	46,280
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	66,857	—	66,145	66,690
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	123,810	—	123,167	123,501
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	26,806	—	26,765	26,806
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)	First lien senior secured loan	S+	4.25%		12/2031	16,438	—	16,292	16,191
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.25%		12/2031	1,205	—	1,182	1,164
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€51,693	—	59,343	57,687
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	173,661	—	173,715	173,661
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	8,076	—	8,015	7,976
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	158,989	—	158,436	158,989
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	8.00%		6/2029	11,926	—	11,927	11,628
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)	First lien senior secured loan	S+	7.00%		6/2029	62,630	—	60,819	61,063
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2029	13,423	—	13,332	13,280
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	70,935	—	70,935	70,581
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	18,216	—	18,133	17,533
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	179,664	—	178,870	177,420
								2,060,919	2,045,305	27.2%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	1,709	—	1,704	1,709
								1,704	1,709	—%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	50,239	—	49,998	50,114
								49,998	50,114	0.7%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	149,070	—	148,995	149,070
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	50,918	—	50,831	50,918

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
								199,826	199,988	2.7%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		6/2030	21,023	—	20,863	21,023
Clearwater Analytics Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2033	149,310	—	148,585	148,563
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	88,307	—	87,096	82,646
								256,544	252,232	3.4%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	23,856	—	23,647	23,677
								23,647	23,677	0.3%
Construction & Engineering
Dodge Construction Network LLC(3)(9)(35)	First lien senior secured loan	S+	4.75%		2/2029	5,989	—	5,181	5,054
Pike Corp.(4)(8)(22)	First lien senior secured loan	S+	4.25%		12/2032	26,622	—	26,491	26,622
								31,672	31,676	0.4%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	65,334	—	65,356	65,334
								65,356	65,334	0.9%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(8)	First lien senior secured loan	S+	4.25%		9/2032	23,675	—	23,571	23,675
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	30,068	—	30,068	29,993
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	186,334	—	185,980	183,970
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2032	50,000	—	49,284	49,250
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	82,928	—	82,216	82,306
								371,119	369,194	4.9%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	42,349	—	42,349	41,688
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	150,601	—	150,418	148,200
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	227,434	—	227,242	226,297
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	129,125	—	128,577	128,479
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.06%		9/2032	4,148	—	4,097	4,088
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£4,518	—	5,870	6,002
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€42,807	—	46,731	48,622
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£48,906	—	62,648	64,969

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2030	184,775	—	184,122	184,775
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	106,139	—	105,669	105,077
ML Holdco, Inc. (dba Meridian Link)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.25%		10/2032	884	—	821	674
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	24,753	—	24,733	24,753
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		2/2029	88,922		88,697	84,639
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		2/2029	4,274		4,262	3,885
								1,076,236	1,072,148	14.3%
Diversified Support Services
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	34,225	—	34,242	34,225
								34,242	34,225	0.5%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	173,404	—	172,528	173,404
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	40,503	—	40,097	40,503
								212,625	213,907	2.8%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	28,015	—	24,857	24,118
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	117,305	—	116,881	95,310
								141,738	119,428	1.6%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	187,088	—	187,035	187,088
								187,035	187,088	2.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	45,775	—	45,386	45,652
Lotus US Bidco Inc. (dba INGENYX)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2033	10,200	—	10,143	10,142
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2032	147,321	—	145,773	146,216
Packaging Coordinators Midco, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		10/2032	718	—	635	611
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£12,353	—	16,259	16,287
PerkinElmer U.S. LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2029	77,643	—	77,285	76,794
								295,481	295,702	3.9%
Health Care Providers & Services
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	18,121	—	18,044	18,121

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	75,000		—	73,707	75,000
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured loan	C+	5.00%		1/2033	C$	61,773	—	44,260	43,390
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	5.71%		7/2029	21,635		—	21,291	19,526
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	134,929		—	134,123	134,929
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	21,715		—	21,645	21,715
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	76,342		—	74,460	65,654
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	4,298		—	4,104	2,794
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,753		—	8,742	8,753
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,008		—	14,886	15,008
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	12,741	—	8,414	8,864
									423,676	413,754	5.5%
Health Care Technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	123,864		—	123,212	123,555
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2028	36,706		—	36,463	36,612
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	47,066		—	47,094	46,831
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	155,982		—	155,800	155,982
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		8/2031	41,467		—	41,268	41,362
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	26,468		—	26,269	20,183
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	2,027		—	2,019	1,502
Greenway Health, LLC(3)(4)(10)	First lien senior secured loan	S+	6.75%		4/2029	18,575		—	18,345	17,739
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	96,696		—	95,831	94,579
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	4,836		—	4,715	4,546
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2030	147,164		—	147,204	144,221
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2030	141,075		—	139,648	138,959
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	10,949		—	10,824	10,753

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	197,249	—	197,055	187,880
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	84,663	—	84,663	71,117
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	113,938	—	113,638	113,652
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	149,820	—	148,624	149,820
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	10,726	—	10,714	10,565
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	4.75%		4/2031	104,855	—	104,856	103,807
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£48,557	—	65,531	63,861
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(8)	First lien senior secured loan	S+	5.75%		8/2031	94,453	—	94,344	94,453
								1,668,117	1,631,979	21.7%
Household Durables
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	73,234	—	73,110	72,685
								73,110	72,685	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	19,395	—	19,328	19,096
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	86,580	—	86,580	86,580
								105,908	105,676	1.4%
Insurance
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	24,937	—	22,440	20,012
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	8,333	—	8,112	8,026
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	46,662	—	46,523	46,545
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	1,224	—	1,211	1,212
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€8,121	—	8,690	9,201
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£21,743	—	27,779	28,811
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	696	—	689	696
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	96,052	—	95,885	96,052
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	3,310	—	3,295	3,302
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	110	—	108	109

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
One, Inc. Software Corporation(3)(4)(10)	First lien senior secured loan	S+	4.25%		12/2032	144,280	—	143,625	143,559
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	17,840	—	17,706	17,662
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	60,500	—	59,971	56,265
								436,034	431,452	5.7%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€64,942	—	73,397	73,764
								73,397	73,764	1.0%
IT Services
CoreWeave Financing DDTL V-V, LLC(3)(8)(22)(31)	First lien senior secured delayed draw term loan	S+	5.50%		9/2031	8,969	—	8,531	9,025
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	20,995	—	20,951	20,786
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€5,300	—	6,194	5,960
IE Mackenzie Compute Ltd.(3)(4)(6)(31)	First lien senior secured delayed draw term loan	N/A	9.00%		3/2029	69,619	—	68,124	68,087
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	68,950	—	68,708	57,291
Kaseya Inc.(3)(9)	Second lien senior secured loan	S+	5.00%		3/2033	19,884	—	19,820	11,022
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	51,177	—	48,321	50,194
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	100,940	—	99,900	96,416
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)(35)	First lien senior secured loan	S+	3.75%		10/2031	132,262	—	132,262	131,601
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	104,898	—	103,996	111,716
								576,807	562,098	7.5%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€15,425	—	16,598	17,520
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.25%		9/2030	35,388	—	35,362	35,388
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	1,795	—	1,795	1,795
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2031	40,348	—	40,014	40,348
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	1,737	—	1,708	1,737
Caris Life Sciences, Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		4/2031	28,929	—	28,797	28,929
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2032	32,801	—	32,651	32,801

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
								156,925	158,518	2.1%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	127,688	—	127,434	127,369
								127,434	127,369	1.7%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	27,169	—	26,949	25,607
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	2,263	—	2,245	2,133
								29,194	27,740	0.4%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	10,149	—	10,016	9,946
								10,016	9,946	0.1%
Professional Services
Certinia Inc.(3)(4)(10)	First lien senior secured loan	S+	4.50%		8/2031	231,597	—	231,282	226,386
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	24,500	—	24,306	23,888
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	71,667	—	71,162	40,492
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	37,601	—	37,510	37,319
Perk International Holdings Ltd (fka TK Operations Ltd)(3)(4)(9)(31)	First lien senior secured loan	S+	7.00%		5/2031	56,250	—	55,721	55,828
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	4.50%		8/2030	15,073	—	14,779	15,110
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured EUR term loan	E+	5.75%		12/2033	€57,750	—	65,304	64,283
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	66,014	—	66,014	64,694
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	68,021	—	68,034	68,021
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€11,657	—	12,606	13,241
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	2,462	—	2,461	2,462
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	19,062	—	19,062	18,502
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	137,311	—	136,893	136,625
Vestwell Holdings Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		1/2031	92,359	—	90,260	90,468
								895,394	857,319	11.4%
Real Estate Management & Development
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.25%		2/2033	212,443	—	211,948	212,443
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	26,406		26,331	26,068

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	1,316	—	1,302	1,297
								239,581	239,808	3.2%
Specialty Retail
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)	First lien senior secured loan	S+	6.50%	1.00%	5/2031	21,926	—	21,724	21,871
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		5/2031	625	—	625	601
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	77,652	—	77,652	77,070
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€2,036	—	2,313	2,216
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	37,471	—	37,301	37,190
								139,615	138,948	1.8%
Systems Software
Acquia Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2026	188,298	—	188,271	176,999
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	53,573	—	53,588	53,171
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	7,125	—	7,126	6,982
Arctic Wolf Networks, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		2/2030	88,384	—	87,735	87,500
Arctic Wolf Networks, Inc.(3)(4)(6)	Senior convertible notes	N/A		3.00%	11/2030	134,865	—	203,100	202,776
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	93,580	—	92,888	92,410
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	22,624	—	20,727	15,791
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	46,105	19,101
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	20,023	15,843
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	161,653	—	161,673	159,632
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	8,877	—	8,864	8,713
Circle Internet Services, Inc.(4)(29)	Subordinated Convertible Security	N/A			N/A	—	758,882	759	759
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	3,308	—	3,216	3,265
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	9,004	—	8,862	8,841
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	213,236	—	211,433	208,971
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	114,694	—	114,694	114,694
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	143,945	—	143,529	143,945
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	First lien senior secured loan	S+	2.75%		11/2029	3,843	—	3,721	3,756

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	30,000	—	29,980	29,100
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2032	153,411	—	152,996	149,192
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	119,439	—	119,254	118,842
LogRhythm, Inc.(3)(4)(9)	First lien senior secured loan	S+		7.50%	7/2029	5,056	—	4,968	3,691
LogRhythm, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		7/2029	83	—	75	(45)
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	189,087	—	188,201	189,087
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		4/2029	45,416	—	43,285	33,197
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€128,743	—	137,832	143,309
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	22,321	—	22,292	21,875
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	134,573	—	134,399	131,881
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		9/2029	12,035	—	11,674	12,027
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	35,357	—	35,352	34,915
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	120,010	—	119,125	118,210
								2,375,747	2,308,430	30.7%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	74,363	—	73,744	74,363
								73,744	74,363	1.0%
Total non-controlled/non-affiliated debt investments								$12,757,392	$12,518,592	166.4%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(4,285)	$(8,094)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$12,753,107	$12,510,498	166.3%

Equity Investments
Aerospace & Defense
Space Exploration Technologies Corp.(3)(29)(30)	Class A Common Stock	N/A			N/A	—	830,873	7,634	125,346
								7,634	125,346	1.7%
Application Software
6Sense Insights, Inc.(3)(4)(29)(30)	Series E-1 Preferred Stock	N/A			N/A	—	1,580,642	48,102	23,359
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	1,422,042	13,176	23,108
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	191,530	1,174	263
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)(3)(4)(6)(30)	Preferred Stock	N/A		10.50%	N/A	—	15,000	26,073	23,399
EShares, Inc. (dba Carta)(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	186,904	2,008	5,411

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	610,456	15,250	22,638
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,292	—	2,292	3,052
Nylas, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	2,088,467	15,009	1,976
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	13,333	—	16,381	16,626
Saturn Ultimate, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	5,580,593	25,008	9,918
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	216,891	2,635	2,426
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,644,254	17,739	16,088
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	4,749	7,782	7,660
								192,629	155,924	2.1%
Capital Markets
Acorns Grow Incorporated(3)(4)(6)(30)(31)	Series F Preferred Stock	N/A		5.00%	N/A	—	572,135	12,278	15,160
GT Silver Co-Invest SCSp(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	4,592	—	4,592	4,596
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	4,596	—	4,596	4,596
								21,466	24,352	0.3%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	1,157	1,157	1,215
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	1,156,728	—	90
								1,157	1,305	—%
Diversified Consumer Services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	6,372	5,000	5,000
SLA Eclipse Co-Invest, L.P.(29)(30)(31)	LP Interest	N/A			N/A	15,000	—	15,347	14,219
								20,347	19,219	0.3%
Diversified Financial Services
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	783	2,157
Juniper Square, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	40,984	2,128	909
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	26,998	7,628	7,625
								10,539	10,691	0.1%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	587,621	5,876	5,867
								5,876	5,867	0.1%
Health Care Technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	127	—	56	242
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	162,229	157,500
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	32,375	36,710	37,519
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,665	1,581

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	2,500,000	128	238
								200,788	197,080	2.6%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,521	4,783
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	1,670	—	1,670	1,747
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	13,257	12,915	9,669
								18,106	16,199	0.2%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,822	612	580
								612	580	—%
Internet & Direct Marketing Retail
Kajabi Holdings, LLC(4)(29)(30)	Senior Preferred Class D Units	N/A			N/A	—	4,126,175	50,025	37,632
Linked Store Cayman Ltd. (dba Nuvemshop)(3)(4)(29)(30)(31)	Series E Preferred Stock	N/A			N/A	—	19,499	42,496	33,739
								92,521	71,371	0.9%
IT Services
JumpCloud, Inc.(4)(29)(30)	Series B Preferred Stock	N/A			N/A	—	756,590	4,531	530
JumpCloud, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	6,679,245	40,017	28,426
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	44,100	65,979	34,788
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	409,020	7,507	13,591
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	790,440	5,005	26,264
Valor CI Blocker Feeder LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	4,959	—	4,942	5,138
VCI Intermediate TopCo 1 LLC(3)(4)(30)(31)	Class B Units	N/A			N/A	5,839	—	5,841	6,408
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	57,231	97,888	95,518
								231,710	210,663	2.8%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,807	—	1,818	1,894
								1,818	1,894	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	87,370	25,059	25,052
Perk Group Inc. (fka TravelPerk, Inc.)(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	61,314	4,447	4,091
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	28,000	45,016	19,956
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	7,857,410	7,857	9,381
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	304,350	6,022	7,544

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A		13.25%	N/A	—	1,215,043	39,522	39,091
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	95,629	1,559	2,007
								129,482	107,122	1.4%
Metals & Mining
Tactical Resources Corp.(4)(29)(30)(31)	Warrants	N/A			N/A	—	169,167	—	—
Tactical Resources Corp.(29)(30)(31)	Class A Common Stock	N/A			N/A	—	7,500	1,000	23
								1,000	23	—%
Road & Rail
Bolt Technology OÜ(4)(29)(30)(31)	Preferred Stock	N/A			N/A	—	43,478	11,318	9,799
								11,318	9,799	0.1%
Systems Software
Algolia, Inc.(4)(29)(30)	Series C Preferred Stock	N/A			N/A	—	136,776	10,000	12,460
Algolia, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	970,281	4,000	3,027
Arctic Wolf Networks, Inc.(4)(29)(30)	Preferred Stock	N/A			N/A	—	3,032,840	25,036	24,722
Axonius, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	1,733,274	8,149	8,687
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,692,160	12,692	20,396
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	16,407	—	16,417	17,638
Circle Internet Services, Inc.(4)(29)(30)	Warrants	N/A			N/A	—	113,832	6	126
Circle Internet Services, Inc.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	2,934,961	15,000	8,688
Circle Internet Services, Inc.(4)(29)(30)	Series E Preferred Stock	N/A			N/A	—	821,806	6,917	3,839
Circle Internet Services, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	75,876	1,500	821
Databricks, Inc.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	—	61,759	15,625	15,625
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	14,627	—	21,941	35,570
Excalibur CombineCo, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	—	97,502	99,452	8,358
Halo Purchaser, LLC(3)(4)(6)(28)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	45,000	53,095	15,848
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	67,301	1,686	2
HARNESS INC.(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	1,020,545	9,169	10,565
Illumio, Inc.(4)(29)(30)	Common stock	N/A			N/A	—	358,365	2,432	1,646
Illumio, Inc.(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	2,483,618	16,684	15,402
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	10,739	—	14,721	16,022
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	7,402,296	54,830	56,329
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	5,401	—	5,401	5,401
								394,753	281,172	3.7%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Thrifts & Mortgage Finance
Blend Labs, Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	299,215	1,625	—
								1,625	—	—%
Total non-controlled/non-affiliated portfolio company equity investments								$1,343,381	$1,238,607	16.5%
Total non-controlled/non-affiliated portfolio company investments								$14,096,488	$13,749,105	182.8%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	16,652	—	16,642	16,652
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	25,916	—	25,921	25,916
								42,563	42,568	0.6%
Insurance
Coherent Group Inc.(3)(4)(6)(31)	Convertible notes	N/A		5.30%	3/2027	3,658	—	3,660	4,129
								3,660	4,129	0.1%
IT Services
Pluralsight, LLC(3)(4)(8)(28)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	30,962	—	30,195	25,311
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	38,846	—	34,645	—
								64,840	25,311	0.3%
Total non-controlled/affiliated debt investments								$111,063	$72,008	1.0%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								(22)	(3,231)	—%
Total non-controlled/affiliated portfolio company debt investments								$111,041	$68,777	0.9%

Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	91,040	—	91,040	91,040
Blue Owl Cross-Strategy Opportunities 2026-1 LLC(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	12,030	—	12,030	12,030
								103,070	103,070	1.4%
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	7,601	—	9,412	8,463
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	9,628	—	12,181	14,618
								21,593	23,081	0.3%
Insurance
Coherent Group Inc.(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	456,035	12,210	7,671
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	12	130,689	139,903
								142,899	147,574	2.0%
Internet & Direct Marketing Retail
Signifyd Inc.(4)(6)(28)(30)	Preferred equity	N/A		11.00%	N/A	—	2,755,121	158,745	122,927
								158,745	122,927	1.6%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IT Services
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	10,119,090	26,850	—
								26,850	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	5,261	—	5,556	5,628
								5,556	5,628	0.1%
Systems Software
Help HP SCF Investor, LP(3)(4)(29)(30)	LP Interest	N/A			N/A	59,333	—	59,402	11,247
								59,402	11,247	0.1%

Total non-controlled/affiliated portfolio company equity investments								$518,115	$413,527	5.5%
Total non-controlled/affiliated portfolio company investments								$629,156	$482,304	6.4%

Controlled/affiliated portfolio company investments(24)
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(26)(29)(30)(31)	LLC interest	N/A			N/A	34,745		34,749	42,698
Revolut Ribbit Holdings, LLC(4)(29)(30)(31)	LLC interest	N/A			N/A	—	122,996	75,305	257,826
								110,054	300,524	4.0%
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	53,812	—	53,822	51,158
Blue Owl Leasing LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	800	—	800	783
								54,622	51,941	0.7%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	217,940	—	216,993	230,950
								216,993	230,950	3.1%
Total controlled/affiliated portfolio company equity investments								$381,669	$583,415	7.8%
Total controlled/affiliated portfolio company investments								$381,669	$583,415	7.8%
Total Investments								$15,107,313	$14,814,824	196.9%

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

	Interest Rate Swaps as of September 30, 2026
	Company Receives	Company Pays	Counterparty(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation (Depreciation)(b)	Hedged Instrument	Footnote Reference
Interest rate swap	6.75%	S + 2.56%	Goldman Sachs Bank USA	3/4/2029	$700,000	$(11,565)	$—	$(11,565)	April 2029 Notes	Notes 5 and 7
Interest rate swap	6.50%	S + 2.54%	Regions Bank	10/15/2029	500,000	(11,049)	—	(11,049)	October 2029 Notes	Notes 5 and 7
Interest rate swap	6.13%	S + 2.50%	Regions Bank	1/23/2031	400,000	(18,938)	—	(18,938)	January 2031 Notes	Notes 5 and 7
Interest rate swap	7.60%	S + 3.23%	Regions Bank	9/3/2032	150,000	(4,216)	—	(4,216)	September 2032 Notes	Notes 5 and 7
Interest rate swap	6.10%	S + 1.77%	SMBC Capital Markets, Inc.	2/15/2028	650,000	(3,629)	—	(3,629)	March 2028 Notes	Notes 5 and 7
Interest rate swap	6.50%	S + 2.36%	SMBC Capital Markets, Inc.	10/15/2029	400,000	(8,001)	—	(8,001)	October 2029 Notes	Notes 5 and 7
Total					$2,800,000	$(57,398)		$(57,398)
_______________
(a)        The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(b)        Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of September 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation (Depreciation)(b)
Foreign currency forward contract	$9,012	A$	12,910	Goldman Sachs Bank USA	10/20/2026	$46
Foreign currency forward contract	$40,873	C$	56,106	Goldman Sachs Bank USA	10/13/2026	1,423
Foreign currency forward contract	$368,227		€318,412	Royal Bank of Canada	3/22/2027	4,737
Foreign currency forward contract	£136,285		$182,090	Royal Bank of Canada	10/20/2026	(1,288)
Foreign currency forward contract	$182,118		£136,285	Royal Bank of Canada	3/22/2027	1,199
Foreign currency forward contract	$182,841		£136,285	Royal Bank of Canada	10/20/2026	2,037
Foreign currency forward contract	$2,403	C$	3,343	SMBC Capital Markets, Inc.	6/15/2027	24
Foreign currency forward contract	$71,989		€62,371	SMBC Capital Markets, Inc.	3/22/2027	790
Foreign currency forward contract	$16,730		£12,500	SMBC Capital Markets, Inc.	10/20/2026	146
Foreign currency forward contract	£12,500		$16,700	SMBC Capital Markets, Inc.	10/20/2026	(117)
Foreign currency forward contract	$16,703		£12,500	SMBC Capital Markets, Inc.	3/22/2027	109
Total						$9,106
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2026 was 4.60%.
(12)Reserved.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2026 was 3.07%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of September 30, 2026 was 4.77%.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.54%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 8 — Commitments and Contingencies”.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$18,852	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	8/2031	2,258	1,506	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	12,030	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	1,099	4,146	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	1,136	(14)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	8,463	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	4,856	4,850	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	11,043	(28)
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	4,483	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	12,649	(190)
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	21,696	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	1,399	3,078	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	13,012	8,712	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	20,398	(51)
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	27,650	(69)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	9,036	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	26,448	(67)
CoreWeave Financing DDTL V-V, LLC	First lien senior secured delayed draw term loan	12/2026	8,969	6,031	—
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	2/2027	—	21,926	(55)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	5/2028	625	9,023	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	10,347	3,484	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	2,768	(7)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	2,490	10,758	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	53,026	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	4,402	2,764	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	5,919	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	279	1,256	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	5,225	(601)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	8,845	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	12,896	(193)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	678	12,223	—
IE Mackenzie Compute Ltd.	First lien senior secured delayed draw term loan	12/2026	—	110,381	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	49	500	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	16,190	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	13,698	(137)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	38,110	3,385	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	17,577	(220)
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured delayed draw term loan	2/2029	—	3,429	(9)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	5,505	(41)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	884	26,728	—
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	51,177	145,448	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	21,988	(110)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	27,746	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	67,238	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	—	21,913	—
Perk International Holdings Ltd (fka TK Operations Ltd)	First lien senior secured delayed draw term loan	5/2028	—	18,750	(141)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	2,578	11,743	—
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	931	4,654	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	23,650	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	11/2026	—	1,347	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	1,987	(5)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	5,686	13,904	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	3,769	16	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	1,945	14,384	(312)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	25,836	(323)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	1,523	1,644	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	34,320	(257)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	22,480	(225)
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	4,768	15,722	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	7,533	(57)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,363	(25)
Acquia Inc.*	First lien senior secured revolving loan	10/2026	11,789	—	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	25,129	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	6,274	(94)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	1,224	3,673	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	12,963	(65)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	816	(16)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	408	544	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	5,040	(88)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	6,046	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	6,131	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	10,450	(131)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	1,795	3,333	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	8,877	4,255	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	12,192	1,244	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,939	(75)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	1,737	1,765	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	12,596	9,447	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	5,634	(99)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	1,312	3,790	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	2/2028	—	6,788	(102)
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	4,386	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	18,385	(414)
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	8,734	(66)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	17,972	(90)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	6,024	—
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	28,932	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	3,901	1,951	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	21,393	(428)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	20,378	—
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	4,148	7,703	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	17,207	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	2,591	6,045	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	614	4,505	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	3,157	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	6,150	(15)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	10,881	(136)
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	1,348	(13)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	11,930	(328)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	5,633	(28)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	31	165	—

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	1,913	(14)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	2,027	184	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	4,796	3	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	25,783	(129)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	4,836	9,673	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	7,172	(143)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,957	(7)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	10,949	2,085	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	4,294	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	9,027	(23)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	14,862	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	110	374	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	16,190	(40)
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	2,286	(23)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	2,647	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	15,521	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	1,205	1,534	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	10,004	(125)
LogRhythm, Inc.	First lien senior secured revolving loan	7/2029	83	392	—
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured revolving loan	8/2033	343	1,371	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	6,774	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	9,460	(142)
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	29,163	—
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	2,313	10,726	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	737	(9)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	12,863	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	13,578	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	15,982	(40)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	1,590	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	1,471	(22)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	837	279	—
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	5,791	(43)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	11,098	(55)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	28,014	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	718	13,648	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	2,263	—	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	4,298	6,447	—
Pike Corp.	First lien senior secured revolving loan	12/2032	—	3,723	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	11,429	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	20,708	(207)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	9,141	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3,164	3,955	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	2,462	3,079	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	11,696	(468)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,905	(19)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	4,274	4,390	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	21,530	(377)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,976	(37)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	1,682	(17)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	28,600	(215)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	11,250	(56)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	14,050	(211)

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	5,505	(41)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	4,485	(22)
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	5,696	(100)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,756	(184)
Total non-controlled/non-affiliated - debt commitments			$269,727	$1,848,156	$(8,094)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$16,407	$4,102	$—
GT Silver Co-Invest SCSp	LP Interest	N/A	4,592	5	—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	1,670	418	—
Valor CI Blocker Feeder LP	LP Interest	N/A	4,959	852	—
Total non-controlled/non-affiliated - equity commitments			$27,628	$5,377	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$12,649	$(2,308)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	5,060	(923)
Total non-controlled/affiliated - debt commitments			$—	$17,709	$(3,231)
Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$7,601	$4,545	$—
Total non-controlled/affiliated - equity commitments			$7,601	$4,545	$—
Controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	217,940	51,495	—
Total controlled/affiliated - equity commitments			$217,940	$51,495
Total Portfolio Company Commitments			$522,896	$1,927,282	$(11,325)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2026, were as follows:

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Transfers(e)	Fair Value at September 30, 2026	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$25,968	$708	$(134)	$(1,427)	$—	$—	$25,115	$1,532	$—	$14
AAM Series 2.1 Aviation Feeder, LLC(c)	34,086	6,327	(91)	212	—	—	40,534	2,105	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	57,713	50,327	(17,000)	—	—	—	91,040	—	8,204	—
Blue Owl Cross-Strategy Opportunities 2026-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	12,030	—	—	—	—	12,030	—	119	—
Coherent Group Inc.	16,535	631	—	(5,366)	—	—	11,800	145	—	—
Fifth Season Investments LLC	184,468	3,055	(46,236)	(1,384)	—	—	139,903	—	11,756	—
Help HP SCF Investor, LP	44,890	10	—	(33,653)	—	—	11,247	—	—	—
LSI Financing 1 DAC	6,657	—	(1,487)	458	—	—	5,628	—	243	—
LSI Financing LLC	102,235	153,888	(21,772)	4,228	—	(238,579)	—	—	10,702	—
Pluralsight, LLC	58,716	(53)	(228)	(36,355)	—	—	22,080	1,266	—	44
Signifyd Inc.	156,245	6,771	—	(40,089)	—	—	122,927	—	6,733	—
Walker Edison Furniture Company LLC	4,689	4,173	(8,519)	24,833	(25,176)	—	—	34	—	—
Total Non-Controlled Affiliates	$692,202	$237,867	$(95,467)	$(88,543)	$(25,176)	$(238,579)	$482,304	$5,082	$37,757	$58

Controlled Affiliates
Blue Owl Credit SLF LLC(d)	$30,760	$22,937	$—	$(2,539)	$—	$—	$51,158	$—	$2,790	$—
Blue Owl Leasing LLC(d)	5,102	—	(4,305)	(14)	—	—	783	—	20	—
LSI Financing LLC	—	—	(7,489)	(140)	—	238,579	230,950	—	7,923	—
Stripe Blue Owl Holdings LLC	17,493	17,256	—	7,949	—	—	42,698	—	—	—
Revolut Ribbit Holdings, LLC	177,405	—	—	80,421	—	—	257,826	—	—	—
Total Controlled Affiliates	$230,760	$40,193	$(11,794)	$85,677	$—	$238,579	$583,415	$—	$10,733	$—
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
(e)Represents the transfers into (out of) Non-Controlled Affiliates and Controlled Affiliates at fair value during the period, as applicable.

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, Athena CLO II, Athena CLO IV and Athena CLO V. See “Note 5 — Debt”.
(26)This portfolio company is not pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, Athena CLO II, Athena CLO IV and Athena CLO V. See “Note 5 — Debt”.
(27)As of September 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $71.3 million based on a tax cost basis of $14.9 billion. As of September 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $754.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $683.3 million.
(28)Investment was on non-accrual status as of September 30, 2026.
(29)Non-income producing investment, which does not have a stated rate of interest or a stated dividend return.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $2.2 billion or 29.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	March, 2025
Acorns Grow Incorporated	Series F Preferred Stock	March, 2025
Algolia, Inc.	Series C Preferred Stock	August, 2019
Algolia, Inc.	Series D Preferred Stock	July, 2021
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
Arctic Wolf Networks, Inc.	Preferred Stock	July, 2021
Axonius, Inc.	Series E Preferred Stock	March, 2025
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blend Labs, Inc.	Warrants	July, 2021
Blue Owl Credit SLF LLC(a)	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September, 2025
Blue Owl Cross-Strategy Opportunities 2026-1 LLC	Specialty finance equity investment	September, 2026
Blue Owl Leasing LLC(b)	LLC Interest	October, 2025
Bolt Technology OÜ	Preferred Stock	December, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
Chrome Investors LP	LP Interest	January, 2025
Circle Internet Services, Inc.	Warrants	May, 2019
Circle Internet Services, Inc.	Series D Preferred Stock	February, 2020
Circle Internet Services, Inc.	Series E Preferred Stock	May, 2021
Circle Internet Services, Inc.	Series F Preferred Stock	May, 2019
CloudPay, Inc.	Series E Preferred Stock	July, 2024
Coherent Group Inc.	Series B Preferred Shares	March, 2025
Databricks, Inc.	Class C Common Stock	April, 2021
Diligent Preferred Issuer, Inc. (dba Diligent Corporation)	Preferred Stock	April, 2021
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
EShares, Inc. (dba Carta)	Series E Preferred Stock	August, 2019
Excalibur CombineCo, L.P.	Class A Units	July, 2024
Fifth Season Investments LLC	Specialty finance equity investment	October, 2022

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Halo Purchaser, LLC	Class B PIK Preferred Equity	November, 2025
Halo Purchaser, LLC	Class E Warrant Units	December, 2025
HARNESS INC.	Series D Preferred Stock	August, 2021
Harvey AI Corporation	Series F Preferred Stock	March, 2026
Help HP SCF Investor, LP	LP Interest	October, 2021
Illumio, Inc.	Common stock	June, 2021
Illumio, Inc.	Series F Preferred Stock	June, 2021
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
JumpCloud, Inc.	Series B Preferred Stock	September, 2021
JumpCloud, Inc.	Series F Preferred Stock	December, 2021
Juniper Square, Inc.	Warrants	March, 2021
Kajabi Holdings, LLC	Senior Preferred Class D Units	March, 2021
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
Linked Store Cayman Ltd. (dba Nuvemshop)	Series E Preferred Stock	August, 2021
LSI Financing 1 DAC	Specialty finance equity investment	December, 2022
LSI Financing LLC	Specialty finance equity investment	November, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May, 2021
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September, 2025
Nscale Limited	Preferred equity	September, 2025
Nylas, Inc.	Series C Preferred Stock	June, 2021
Orange Blossom Parent, Inc.	Common Units	March, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Perk Group Inc. (fka TravelPerk, Inc.)	Warrants	May, 2026
Plaid Inc.	Class A Common Stock	March, 2026
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Revolut Ribbit Holdings, LLC	LLC Interest	September, 2021
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	December, 2021
Saturn Ultimate, Inc.	Common stock	December, 2021
Signifyd Inc.	Preferred equity	April, 2021
Simpler Postage, Inc. (dba Easypost)	Warrants	June, 2024
SLA Eclipse Co-Invest, L.P.	LP Interest	September, 2019
Space Exploration Technologies Corp.	Class A Common Stock	March, 2021
Stripe Blue Owl Holdings LLC	LLC Interest	December, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
Tactical Resources Corp.	Warrants	August, 2026
Tactical Resources Corp.	Class A Common Stock	August, 2026
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
TravelPerk, Inc.	Warrants	May, 2024

Blue Owl Technology Finance Corp.
Consolidated Schedule of Investments
As of September 30, 2026
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
(a)     Refer to “Note 4 — Investments – Blue Owl Credit SLF LLC” for further information.
(b)     Refer to “Note 4 — Investments – Blue Owl Leasing LLC” for further information.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 17.6% of total assets as calculated in accordance with the regulatory requirements.
(32)Reserved.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”) were formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, respectively, and ranging in cost from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025's portfolio. As of September 30, 2026, the portfolio asset class composition was 51.1% ABF - Specialty finance, 45.5% ABF - Leasing, and 3.4% ABF - Commercial Real Estate. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $0.35 billion at cost and $0.35 billion at fair value, respectively. As of September 30, 2026, the portfolio asset class composition was 100.0% ABF - Specialty finance.
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

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2025	Interest and PIK Interest Income	Dividend and PIK Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$—	$21,528	$(25)	$489	$—	$3,976	$25,968	$1,426	$—	$19
AAM Series 2.1 Aviation Feeder, LLC(c)	—	28,799	(890)	2,217	—	3,960	34,086	1,776	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	57,713	—	—	—	—	57,713	—	377	—
Coherent Group Inc.	—	15,241	(2)	1,296	—	—	16,535	124	—	—
Fifth Season Investments LLC	62,517	117,209	—	4,742	—	—	184,468	—	16,685	—
Help HP SCF Investor, LP	60,350	8	—	(15,468)	—	—	44,890	—	—	—
LSI Financing 1 DAC	3,093	4,928	(1,001)	(363)	—	—	6,657	—	555	—
LSI Financing LLC	61,677	94,196	(63,695)	10,057	—	—	102,235	—	6,147	—
Pluralsight, LLC	88,660	3,441	(152)	(33,233)	—	—	58,716	5,276	—	109
Securiti, Inc.	—	20,015	(106,865)	—	66,834	20,016	—	—	—	—
Signifyd Inc.	126,065	12,784	—	17,396	—	—	156,245	—	12,788	—
Walker Edison Furniture Company LLC	4,941	7,095	(4,404)	(2,943)	—	—	4,689	(7)	—	(34)
Total Non-Controlled Affiliates	$407,303	$382,957	$(177,034)	$(15,810)	$66,834	$27,952	$692,202	$8,595	$36,552	$94

Controlled Affiliates
Blue Owl Credit SLF LLC(d)	$947	$29,937	$—	$(124)	$—	$—	$30,760	$—	$1,345	$—
Blue Owl Leasing LLC(d)	—	5,105	—	(3)	—	—	5,102	—	—	—
Stripe Blue Owl Holdings LLC	—	17,493	—	—	—	—	17,493	—	—	—
Revolut Ribbit Holdings, LLC	106,443	11	—	70,951	—	—	177,405	—	—	—
Total Controlled Affiliates	$107,390	$52,546	$—	$70,824	$—	$—	$230,760	$—	$1,345	$—
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
(33)Reserved.
(34)BOCSO 2025 was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO 2025's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.
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
Blue Owl Technology Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy), and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Consolidation
As provided under Regulation S-X and ASC 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash, Restricted Cash and Foreign Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.
The following table provides a reconciliation of cash, restricted cash and foreign cash as reported on the Consolidated Statements of Assets and Liabilities to the total of such amounts shown as of the end of the applicable period as reported on the Consolidated Statements of Cash Flows:

	As of September 30, 2026	As of December 31, 2025
Cash	$197,468	$282,257
Restricted cash	21,690	—
Foreign cash	1,638	667
Cash and restricted cash, including foreign cash	$220,796	$282,924
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
The Company applies Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, including forwards, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in net change in unrealized gain (loss) from translation of assets and liabilities in foreign currencies and other transactions in the Company’s Consolidated Statements of Operations.
The Company enters into International Swaps and Derivatives Association master netting agreements (“ISDA Agreements”) with each of its derivatives counterparties. The Company has determined it has a legal right to offset the recognized amounts under ISDA Agreements by counterparty, and it intends to settle on a net basis. As a result, the Company classifies by counterparty net derivative assets in the line item prepaid expenses and other assets, and net derivative liabilities in the line item accrued expenses and other liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company nets all of its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately as restricted cash, if applicable.
The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Purchases and settlements of foreign currency forward contracts with the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK Interest Income	$24,940	$24,983	$74,999	$65,043
PIK Interest Income as a % of Investment Income	7.3%	7.8%	7.5%	7.9%
PIK Dividend Income	$14,277	$19,412	$49,050	$49,469
PIK Dividend Income as a % of Investment Income	4.2%	6.0%	4.9%	6.0%
Total PIK Income	$39,217	$44,395	$124,049	$114,512
Total PIK Income as a % of Investment Income	11.5%	13.8%	12.3%	13.9%
Discounts and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued but unpaid interest is generally reversed when an investment is placed on non-accrual status.
Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment.
If at any point the Company believes PIK interest is not probable of being realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are probable to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and collection is probable. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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
Offering Expenses
Costs associated with the private placement offering of common shares of the Company were capitalized as deferred offering expenses and included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and were amortized over a twelve-month period from incurrence. The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with renewals of the Company’s shelf registration statement will be expensed as incurred.
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method or straight-line method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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
Segment Reporting
In accordance with ASC 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In September 2026, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2026-03, “Fair Value Measurement (Topic 820),” which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security and disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and application of the amendments prospectively are required for all equity securities with any adjustments from the adoption of the amendments recognized in earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), or by the vote of the Board or by the Adviser.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$4,941	$1,891	$10,415	$5,712
Investment Advisory Agreement
The Company has entered into an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act). In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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
The table below presents the management fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$56,252	$48,075	$164,293	$96,614
Management fee waivers	(105)	(105)	(285)	(228)
Management fees, net of management fee waivers	$56,147	$47,970	$164,008	$96,386
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
The table below presents the incurred performance based incentive fees based on net investment income and accrued capital gains based incentive fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$27,457	$31,538	$84,892	$64,095
Performance based incentive fees based on capital gains(1)	—	18,199	(38,804)	23,135
Total incentive fees	$27,457	$49,737	$46,088	$87,230
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA II, Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA II, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.

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
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in these consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in controlled, affiliated companies including Credit SLF, Blue Owl Leasing and LSI Financing LLC. For further descriptions of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.” The Company also invests in Amergin AssetCo, BOCSO 2025, BOCSO 2026, Fifth Season and LSI Financing DAC, which are non-controlled, affiliated investments, as defined in the 1940 Act.
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, its commitment to Amergin AssetCo is $64.4 million, of which $21.8 million is equity and $42.6 million is debt. The Company does not consolidate its equity interest in Amergin.
BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO 2025 and made initial equity contributions to BOCSO 2026 on September 11, 2026. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2025 was $91.0 million and the Company’s total commitment was $91.0 million. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2026 was $12.0 million and the Company’s total commitment was $12.0 million. The Company does not consolidate its equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2026, its investment in Fifth Season was $139.9 million at fair value. The Company does not consolidate its interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of September 30, 2026, the Company’s investment in LSI Financing DAC was $5.6 million at fair value and its total commitment was $5.6 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, the fair value of the Company’s investment in LSI Financing LLC was $231.0 million and its total commitment was $269.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.

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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$11,738,092	$11,555,643	$10,983,810	$10,979,070
Second-lien senior secured debt investments	608,898	502,234	601,494	568,641
Unsecured debt investments	474,595	478,830	467,464	477,128
Specialty finance debt investments	42,563	42,568	37,449	37,452
Preferred equity investments	1,167,252	990,315	1,127,105	1,072,481
Common equity investments	542,607	688,504	504,733	722,100
Specialty finance equity investments	478,684	504,789	351,675	375,812
Joint ventures	54,622	51,941	53,483	53,355
Total Investments	$15,107,313	$14,814,824	$14,127,213	$14,286,039
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
Aerospace & Defense	2.1%	2.7%
Airlines	0.3	0.3
Air Freight & Logistics	0.6	—
Application Software	14.8	13.6
Asset Based Lending and Fund Finance (6)	0.7	0.4
Banks	—	0.3
Beverages (1)	0.0	0.0
Building Products	0.3	0.5
Buildings & Real Estate	1.3	1.3
Capital Markets	1.9	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.4	0.5
Diversified Consumer Services	2.7	3.3
Diversified Financial Services (2)	9.8	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.4	1.4
Equity Real Estate Investment Trusts (REITs)	0.8	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	3.0	3.4
Health Care Technology	12.3	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.9	4.4
Internet & Direct Marketing Retail	1.8	2.2
IT Services	5.4	4.2
Joint Ventures(4)	0.4	0.4

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2026	December 31, 2025
Life Sciences Tools & Services	1.1	2.1
Media	0.9	0.9
Metals & Mining (1)	0.0	—
Multiline Retail	0.2	0.2
Pharmaceuticals (5)	1.7	1.0
Professional Services	6.5	6.1
Real Estate Management & Development	1.6	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.9	0.8
Systems Software	17.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of September 30, 2026 or December 31, 2025, the Company’s investment rounds to less than 0.1% of the fair value of the portfolio, as applicable.
(2)Includes debt and equity investment in Amergin.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in Credit SLF, Blue Owl Leasing, and as of December 31, 2025, in Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”). See below, within Note 4, for more information about Credit SLF and Blue Owl Leasing.
(5)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(6)Includes equity investment in BOCSO.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
United States:
Midwest	16.4%	16.3%
Northeast	19.3	21.8
South	25.7	24.2
West	26.9	27.8
United Kingdom	6.0	5.5
Other international	5.7	4.4
Total	100.0%	100.0%
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”).
Credit SLF makes investments primarily in senior secured broadly syndicated loans to U.S. middle market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Credit SLF. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On November 1, 2024 the Company’s capital commitment in Credit SLF remained at $2.5 million and economic ownership decreased to 0.3%. On March 24, 2025, in connection with the Mergers, the Company assumed OTF II’s capital commitment to and economic

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

ownership in Credit SLF of approximately $2.5 million and 0.3% respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $18.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $34.9 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $53.8 million all of which was funded as of September 30, 2026.
As of September 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$446,460	59.8%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	136,419	18.3%
Blue Owl Technology Finance Corp.	53,812	53,812	7.2%
Blue Owl Technology Income Corp.	16,161	16,161	2.2%
State Teachers Retirement System of Ohio	93,299	93,299	12.5%
Total	$746,395	$746,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at September 30, 2026 based on net contributed capital.
(2)     Economic ownership interest for Blue Owl Capital Corporation II is 0.03%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$280,819	$124,718
Investments at fair value	3,233,925	2,343,367
Total Assets	3,563,987	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,536,069	1,728,363
Total Liabilities	2,868,241	1,863,454
Total Credit SLF Members’ Equity	$695,746	$614,069

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$49,699	$38,037	$132,756	$93,154
Expenses
Net operating expenses	32,238	22,351	83,454	54,491
Net investment income (loss)	$17,461	$15,686	$49,302	$38,663
Total net realized and unrealized gain (loss)	13,584	(2,345)	(46,032)	(9,129)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$31,045	$13,341	$3,270	$29,534
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$1,213	$432	$2,790	$625

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Blue Owl Leasing LLC
Blue Owl Leasing is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Income Corp. Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”).
Blue Owl Leasing makes investments primarily in secured fixed-rate equipment leases and loans.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Blue Owl Leasing. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
Blue Owl Leasing’s investments at fair value are determined in accordance with ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
As of September 30, 2026, the capital commitment, contributed capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at September 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$5,073	$34,555
Investments at fair value	55,215	39,628
Total Assets	60,801	74,531
Total Debt (net of unamortized debt issuance costs)	20,151	9,754
Total Liabilities	21,224	10,076
Total Blue Owl Leasing Members’ Equity	$39,577	$64,455
_______________
(1) Blue Owl Leasing’s date of inception was June 30, 2025.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,136	$3,223
Expenses
Net operating expenses	787	2,443
Net investment income (loss) before taxes	$349	$780
Tax expense (benefit)	8	8
Net investment income (loss) after taxes	341	772
Total net realized and unrealized gain (loss)	(344)	(450)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(3)	$322

The Company’s proportional share of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Dividend income	$7	$20

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 201% and 226%, respectively.
The tables below present debt obligations as of the following periods:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,675,000	$1,015,000	$1,656,983	$1,656,983	$(27,217)	$987,783
SPV Asset Facility I	700,000	700,000	—	—	(7,760)	692,240
SPV Asset Facility II	400,000	325,000	75,000	58,338	(3,358)	321,642
SPV Asset Facility III	1,100,000	700,000	400,000	18,884	(7,064)	692,936
SPV Asset Facility IV	500,000	370,000	130,000	130,000	(4,161)	365,839
SPV Asset Facility V	250,000	75,000	175,000	93,727	(879)	74,121
SPV Asset Facility VI	250,000	50,000	200,000	25,024	(2,768)	47,232
Athena CLO II	375,000	375,000	—	—	(3,589)	371,411
Athena CLO IV	240,000	240,000	—	—	(2,196)	237,804
Athena CLO V	300,000	300,000	—	—	(1,907)	298,093
January 2027 Notes	300,000	300,000	—	—	(453)	299,547
March 2028 Notes(3)	650,000	650,000	—	—	(5,228)	641,091
September 2028 Notes	75,000	75,000	—	—	(360)	74,640
April 2029 Notes(3)	700,000	700,000	—	—	(9,028)	679,457
October 2029 Notes(3)	900,000	900,000	—	—	(8,034)	872,739
January 2031 Notes(3)	400,000	400,000	—	—	(8,348)	372,726
September 2032 Notes(3)	150,000	150,000	—	—	(854)	144,932
Total Debt	$9,965,000	$7,325,000	$2,636,983	$1,982,956	$(93,204)	$7,174,233
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of September 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.39 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$2,675,000	$1,480,000	$1,191,983	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	700,000	700,000	—	—	(8,398)	691,602
SPV Asset Facility II	400,000	325,000	75,000	75,000	(4,536)	320,464
SPV Asset Facility III	1,100,000	624,500	475,500	64,924	(11,413)	613,087
SPV Asset Facility IV	500,000	200,000	300,000	116,062	(5,654)	194,346
Athena CLO II	375,000	375,000	—	—	(3,932)	371,068
Athena CLO IV	240,000	240,000	—	—	(2,346)	237,654
Athena CLO V	300,000	300,000	—	—	(1,928)	298,072
June 2026 Notes	375,000	375,000	—	—	(713)	374,287
January 2027 Notes	300,000	300,000	—	—	(1,621)	298,379
March 2028 Notes(3)	650,000	650,000	—	—	(7,811)	654,890
September 2028 Notes	75,000	75,000	—	—	(495)	74,505
April 2029 Notes(3)	700,000	700,000	—	—	(11,558)	703,564
Total Debt	$8,390,000	$6,344,500	$2,042,483	$1,447,969	$(84,123)	$6,288,200
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.57 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$109,864	$79,922	$306,908	$207,056
Amortization of debt issuance costs, net	8,488	5,406	24,259	16,464
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(1,057)	99	(1,256)	920
Total Interest Expense	$117,295	$85,427	$329,911	$224,440
Average interest rate	5.9%	6.4%	5.8%	6.1%
Average daily borrowings	$7,389,538	$4,998,522	$7,081,766	$4,520,054
______________
(1)Refer to the March 2028 Notes, April 2029 Notes, October 2029 Notes, January 2031 Notes and September 2032 Notes below and to “Note 7 — Derivative Instruments” for details on the associated interest rate swaps.
Credit Facilities
Revolving Credit Facility
On November 15, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), which amended and restated in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of March 15, 2019 (as amended, restated, supplemented or otherwise modified prior to November 15, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Truist Securities, Inc. and ING Capital LLC, as Joint Bookrunners. On June 16, 2026, the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 16, 2026.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Revolving Credit Facility is guaranteed by certain of the Company's subsidiaries in existence on June 16, 2026, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum, or (ii) the alternative base rate plus a margin of either 0.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.75% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread plus margin of either 1.875% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.75% per annum. On and after June 16, 2026, the Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On December 22, 2022 (the “SPV Asset Facility I Closing Date”), OR Tech Financing I LLC (“OR Tech Financing I”), a Delaware limited liability company and wholly-owned subsidiary of the Company entered into an Amended and Restated Credit

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Agreement (the “SPV Asset Facility I”), which amended and restated in its entirety that certain Credit Agreement, dated as of August 11, 2020, by and among OR Tech Financing I, as Borrower, Alter Domus (US) LLC, as Administrative Agent and Document Custodian, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and the lenders from time to time party thereto (the “SPV Asset Facility I Lenders”). On October 30, 2024, the parties to the SPV Asset Facility I entered into the Second Amendment to Amended and Restated Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility I as amended through October 30, 2024.
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
The SPV Asset Facility I provides for the ability to draw term loans for a period of up to three years after October 30, 2024 unless the commitments are terminated as provided in the SPV Asset Facility I. Unless otherwise terminated, the SPV Asset Facility I will mature on October 30, 2035 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by OR Tech Financing I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, OR Tech Financing I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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
SPV Asset Facility V
On May 21, 2026, Athena Funding III LLC (“Athena Funding III”), a Delaware limited liability company entered into a Loan Financing and Servicing Agreement (the “SPV Asset Facility V”), with Athena Funding III, as borrower, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and as collateral custodian, the Company, as

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

equityholder and as services provider, and the lenders party thereto. On September 11, 2026, the parties to the SPV Asset Facility V entered into the First Amendment to Loan Financing and Servicing Agreement, in order to, among other changes, increase the maximum principal amount and modify the conditions with respect to the borrowing base test. The following describes the terms of the SPV Asset Facility V as amended through September 11, 2026.

The maximum principal amount which may be borrowed under the SPV Asset Facility V is $250.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding III’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits, collateral quality tests and a minimum equity condition.

The SPV Asset Facility V provides for the ability to draw and redraw revolving loans under the SPV Asset Facility V for a period of up to three years after May 21, 2026 (the “SPV Asset Facility V Revolving Period”). Unless otherwise terminated, the SPV Asset Facility V will mature on May 21, 2031 (the “SPV Asset Facility V Facility Termination Date”). Prior to the SPV Asset Facility V Facility Termination Date, proceeds received by Athena Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility V Facility Termination Date, Athena Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding III subject to payment of a premium for a period of time.

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
SPV Asset Facility VI
On August 14, 2026, Athena Funding IV LLC (“Athena Funding IV”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility VI”), with Athena Funding IV, as borrower, Natixis, New York Branch, as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator, custodian, and collateral custodian, and the lenders party thereto.

The maximum principal amount which may be borrowed under the SPV Asset Facility VI is $250.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding IV’s assets from time to time, and satisfaction of certain conditions, including an overcollateralization ratio test, an interest coverage ratio test, a lender advance rate test, certain concentration limitations and collateral quality tests.

The SPV Asset Facility VI provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VI for a period of up to two years after August 14, 2026 (the “SPV Asset Facility VI Reinvestment Period”). Unless otherwise terminated, the SPV Asset Facility VI will mature on August 14, 2036 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Athena Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Athena Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding IV subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.25% per annum. The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum; provided that, if the drawn amount is less than 50.0% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 50.0% of the aggregate term commitment and revolving

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

commitment is subject to an undrawn fee of 0.15% per annum. Certain additional fees are payable to Natixis, New York Branch as administrative agent.

SPV Asset Facilities Assumed in the Mergers
On March 24, 2025, the Company became party to and assumed all of OTF II’s obligations under OTF II’s SPV asset facilities (the “OTF II SPV Asset Facility Assumption Date”).
SPV Asset Facility III
On July 15, 2022, Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility III Lenders”). The parties to the SPV Asset Facility III have entered into various amendments, including those relating to the calculation of principal collateralization amounts and to permit a conversion of a revolving loan into a term loan. The following describes the terms of SPV Asset Facility III as amended through December 11, 2025.
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
SPV Asset Facility IV
On November 8, 2022, Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility IV”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent collateral administrator and as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lender”) and the group agents from time to time parties thereto. The parties to the SPV Asset Facility IV have entered into various amendments, including to replace the Loan and Management Agreement with an Amended and Restated Credit Agreement, extend the availability period and maturity date, increase the maximum commitment, change the interest rate, and make various other changes. The following describes the terms of SPV Asset Facility IV as amended through October 30, 2025.
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
The CLO 2020-1 Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO 2020-1 Closing Date (the “CLO 2020-1 Indenture”), by and among the CLO 2020-1 Issuers and State Street Bank and Trust Company: $200 million of A (sf) Class A Notes, which bore interest at term SOFR (plus a spread adjustment) plus 2.95% (the “CLO 2020-1 Secured Notes”). The CLO 2020-1 Secured Notes are secured by the middle-market loans, recurring revenue loans, participation interests in middle-market loans and recurring revenue loans and other assets of the Issuer. The CLO 2020-1 Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO 2020-1 Indenture) in January 2031. The CLO 2020-1 Secured Notes were offered by MUFG Securities Americas Inc., as initial purchaser, from time to time in individually negotiated transactions.
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
The Athena CLO V Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the Athena CLO V Closing Date (the “Athena CLO V Indenture”), by and among the Athena CLO V Issuer and State Street Bank and Trust Company: (i) $260 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.73%, (ii) $25 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.25% and (iii) $15 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.70% (together, the “Athena CLO V Secured Notes”). The Athena CLO V Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Notes are scheduled to mature on October 15, 2038. The Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser and NatWest Markets Securities Inc. as Co-Placement Agent with respect to the Class A Notes. Concurrently with the issuance of the Athena CLO V Secured Notes, the Athena CLO V Issuer issued approximately $201.3 million of subordinated securities in the form of 201,320 preferred shares at an issue price of U.S. Dollar one thousand per share (the “Athena CLO V Preferred Shares”).
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
The Athena CLO II Refinancing was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date, as amended and supplemented by the first supplemental indenture dated as of the Athena CLO II Refinancing Date (the “Athena CLO II Refinancing Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $75 million of AAA(sf) Class A-R Notes, which bear interest at Benchmark plus 1.70%, (ii) $31.25 million of AA(sf) Class B-R Notes, which bear interest at Benchmark plus 2.00% and (iii) $18.75 million of A(sf) Class C-R Notes, which bear interest at Benchmark plus 2.40% (together, the “Athena CLO II Refinancing Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $250 million under floating rate Class A-LR loans (the “Athena CLO II Refinancing Class A-LR Loans” and together with the Athena CLO II Refinancing Secured Notes, the “Athena CLO II Refinancing Debt”). The Athena CLO II Refinancing Class A-LR Loans bear interest at Benchmark plus 1.70%. The Athena CLO II Refinancing Class A-LR Loans were borrowed under a credit agreement (the “Athena CLO II Refinancing Class A-LR Credit Agreement”), dated as of the Athena CLO II Refinancing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The Debt is scheduled to mature on January 18, 2039. The Athena CLO II Refinancing Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
On the Athena CLO II Closing Date, the Company entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.945 million funded par amount of middle market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Debt. As part of the Athena CLO II Refinancing, the Company and the Athena CLO II Issuer entered into an amended and restated loan sale agreement dated as of the Athena CLO II Refinancing Date (the “OTF Loan Sale Agreement”), which provides for the sale

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

and contribution of approximately $217.963 million funded par amount of middle market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Refinancing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the Athena CLO II Refinancing Debt. The Company made customary representations, warranties, and covenants to the Athena CLO II Refinancing Issuer under the applicable loan sale agreement.
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
October 2029 Notes
On June 5, 2026, the Company issued $500.0 million aggregate principal amount of its 6.500% notes due 2029 and on August 20, 2026, the Company issued an additional $400.0 million aggregate principal amount of its 6.500% notes due 2029 (together, the “October 2029 Notes”).
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
In connection with the June 5, 2026 issuance of the October 2029 Notes, on June 11, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.500% and pay variable rate interest based on SOFR plus 2.538%. In connection with the August 20, 2026 issuance of the October 2029 Notes, on August 20, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.500% and pay variable rate interest based on SOFR plus 2.355%. The interest rate swaps mature on October 15, 2029. The interest expense related to the October 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in net carrying value of the October 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
September 2032 Notes
On September 3, 2026, the Company entered into a Note Purchase Agreement (the “September 2032 Note Purchase Agreement”) governing the issuance of $150.0 million in aggregate principal amount of its 7.60% Series 2026A Senior Notes, due September 3, 2032 (the “September 2032 Notes”), to qualified institutional investors in a private placement. The September 2032 Notes are guaranteed by certain subsidiaries of the Company.
Interest on the September 2032 Notes will be due semiannually on March 3 and September 3 each year, beginning on March 3, 2027. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole amount. In addition, the Company is obligated to offer to prepay the September 2032 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The September 2032 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The September 2032 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, as amended, a minimum net worth test, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the September 2032 Note Purchase Agreement) occurs, the September 2032 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the September 2032 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the September 2032 Note Purchase Agreement) occurs, the September 2032 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the September 2032 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the September 2032 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the September 2032 Notes from the date on which both such events first simultaneously existed until the earliest date either or both events is no longer continuing.
The September 2032 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
In connection with the issuance of the September 2032 Notes, on September 3, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $150.0 million. The Company will receive fixed rate interest at 7.600% and pay variable rate interest based on SOFR plus 3.228%. The interest rate swap matures on September 3, 2032. The interest expense related to the September 2032 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the September 2032 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of September 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$1,015,000	$—	$—	$1,015,000	$—
SPV Asset Facility I	700,000	—	—	—	700,000
SPV Asset Facility II	325,000	—	—	325,000	—
SPV Asset Facility III	700,000	—	—	—	700,000
SPV Asset Facility IV	370,000	—	—	370,000	—
SPV Asset Facility V	75,000	—	—	75,000	—
SPV Asset Facility VI	50,000	—	—	—	50,000
Athena CLO II	375,000	—	—	—	375,000
Athena CLO IV	240,000	—	—	—	240,000
Athena CLO V	300,000	—	—	—	300,000
January 2027 Notes	300,000	300,000	—	—	—
March 2028 Notes	650,000	—	650,000	—	—
September 2028 Notes	75,000	—	75,000	—	—
April 2029 Notes	700,000	—	700,000	—	—
October 2029 Notes	900,000	—	—	900,000	—
January 2031 Notes	400,000	—	—	400,000	—
September 2032 Notes	150,000	—	—	—	150,000
Total Contractual Obligations	$7,325,000	$300,000	$1,425,000	$3,085,000	$2,515,000

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$220,796	$—	$—	$220,796
Investments:
First-lien senior secured debt investments	$—	$274,172	$11,281,471	$11,555,643
Second-lien senior secured debt investments	—	111,282	390,952	502,234
Unsecured debt investments	—	—	478,830	478,830
Specialty finance debt investments	—	—	42,568	42,568
Preferred equity investments	—	—	990,315	990,315
Common equity investments	125,369	30,241	490,196	645,806
Specialty finance equity investments	—	—	170,769	170,769
Subtotal	$125,369	$415,695	$13,845,101	$14,386,165
Investments measured at NAV(1)	—	—	—	428,659
Total Investments at fair value	$125,369	$415,695	$13,845,101	$14,814,824
Derivatives(2):
Derivative assets	$—	$6,687	$—	$6,687
Cash collateral received	—	—	—	—
Derivative liabilities	—	54,979	—	54,979
Cash collateral posted	21,690	—	—	21,690
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
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps and foreign currency forward contracts.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$282,924	$—	$—	$282,924
Investments:
First-lien senior secured debt investments	$—	$318,098	$10,660,972	$10,979,070
Second-lien senior secured debt investments	—	125,924	442,717	568,641
Unsecured debt investments	—	—	477,128	477,128
Specialty finance debt investments	—	—	37,452	37,452
Preferred equity investments	—	—	1,072,481	1,072,481
Common equity investments	706	37,364	684,030	722,100
Specialty finance equity investments	—	—	215,864	215,864
Subtotal	$706	$481,386	$13,590,644	$14,072,736
Investments measured at NAV(1)	—	—	—	213,303
Total Investments at fair value	$706	$481,386	$13,590,644	$14,286,039
Derivatives(2):
Derivative assets	$—	$26,732	$—	$26,732
Cash collateral received	—	—	—	—
Derivative liabilities	—	1,941	—	1,941
Cash collateral posted	—	—	—	—
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
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps and foreign currency forward contracts.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$11,167,671	$433,144	$464,478	$40,774	$951,696	$455,042	$169,280	$13,682,085
Purchases of investments, net	304,364	—	—	1,712	—	17,201	2,711	325,988
Payment-in-kind	13,839	2,605	9,180	104	11,393	—	—	37,121
Proceeds from investments, net	(248,241)	—	—	(22)	—	(9,909)	—	(258,172)
Net change in unrealized gain (loss)	38,438	4,889	(204)	1	26,967	20,884	(1,222)	89,753
Net realized gain (loss)	6	—	—	—	—	6,978	—	6,984
Net amortization/accretion of discount/premium on investments	5,394	588	5,376	(1)	259	—	—	11,616
Transfers into (out of) Level 3(1)	—	(50,274)	—	—	—	—	—	(50,274)
Fair Value, End of Period	$11,281,471	$390,952	$478,830	$42,568	$990,315	$490,196	$170,769	$13,845,101
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2026, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$9,517,297	$310,288	$451,319	$31,470	$1,015,942	$556,568	$193,445	$12,076,329
Purchases of investments, net	557,660	—	4,694	4,859	13,061	9,992	9,500	599,766
Payment-in-kind	18,949	4,054	8,033	428	12,150	—	—	43,614
Proceeds from investments, net	(571,306)	—	—	—	(8,568)	(4,695)	—	(584,569)
Net change in unrealized gain (loss)	(4,125)	1,817	(1,293)	1	63,880	36,159	3,692	100,131
Net realized gains (losses)	3,801	—	—	—	149	(2,306)	—	1,644
Net amortization of discount on investments	8,193	479	5,375	(3)	767	—	—	14,811
Transfers between investment types	—	—	759	—	(759)	—	—	—
Transfers into (out of) Level 3(1)	612	—	—	—	—	—	—	612
Fair Value, End of Period	$9,531,081	$316,638	$468,887	$36,755	$1,096,622	$595,718	$206,637	$12,252,338
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
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Nine Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$10,660,972	$442,717	$477,128	$37,452	$1,072,481	$684,030	$215,864	$13,590,644
Purchases of investments, net	1,940,747	659	631	4,541	58,989	51,353	4,749	2,061,669
Payment-in-kind	41,735	7,535	21,037	798	49,058	—	—	120,163
Proceeds from investments, net	(1,194,253)	—	(32,980)	(223)	(58,354)	(174,954)	(47,722)	(1,508,486)
Net change in unrealized gain (loss)	(156,782)	(61,652)	(5,431)	2	(122,310)	(189,288)	(2,122)	(537,583)
Net realized gain (loss)	(15,439)	—	2,335	—	(10,549)	119,055	—	95,402
Net amortization/accretion of discount/premium on investments	18,788	1,693	16,110	(2)	1,000	—	—	37,589
Transfers into (out of) Level 3(1)	(14,297)	—	—	—	—	—	—	(14,297)
Fair Value, End of Period	$11,281,471	$390,952	$478,830	$42,568	$990,315	$490,196	$170,769	$13,845,101
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2026, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,341,268	$166,159	$336,635	$5,041	$686,858	$468,725	$69,836	$6,074,522
Purchases of investments, net	1,617,352	61,325	4,692	10,461	44,622	21,318	25,214	1,784,984
Payment-in-kind	39,124	13,119	21,748	600	45,308	—	—	119,899
Proceeds from investments, net	(1,043,413)	(41,117)	(33,358)	—	(20,147)	(5,527)	13,310	(1,130,252)
Net change in unrealized gain (loss)	18,213	10,317	10,580	(16)	76,867	51,074	6,895	173,930
Net realized gains (losses)	7,329	(12,198)	85	—	264	(2,306)	—	(6,826)
Net amortization of discount on investments	19,023	2,043	15,889	(2)	1,976	—	—	38,929
Transfers between investment types	—	—	759	—	(759)	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	(3,092)	—	(3,092)
Transfers in from the Mergers	4,532,185	116,990	111,857	20,671	261,633	65,526	91,382	5,200,244
Fair Value, End of Period	$9,531,081	$316,638	$468,887	$36,755	$1,096,622	$595,718	$206,637	$12,252,338
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$36,940	$2,150	$(164,103)	$21,436
Second-lien senior secured debt investments	(1,634)	1,817	(58,419)	1,371
Unsecured debt investments	(204)	(1,293)	(5,431)	10,037
Specialty finance debt investments	1	1	2	(16)
Preferred equity investments	13,388	63,880	(133,570)	76,867
Common equity investments	21,150	32,916	(32,858)	47,998
Specialty finance equity investments	(1,222)	3,692	(2,122)	6,895
Total Investments	$68,419	$103,163	$(396,501)	$164,588

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

September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$93,403	Recovery Analysis	Recovery Rate	0.0% - 88.3% (83.9%)	Increase
	78,221	Transaction	Transaction Price	97.8% - 100.0% (98.0%)	Increase
	11,109,847	Yield Analysis	Market Yield	6.9% - 36.5% (10.8%)	Decrease
Second-lien senior secured debt investments	$390,952	Yield Analysis	Market Yield	10.4% - 78.7% (22.1%)	Decrease
Unsecured debt investments	$473,942	Yield Analysis	Market Yield	5.5% - 18.7% (12.9%)	Decrease
	4,888	Market Approach	Revenue Multiple	3.0x - 3.0x (3.0x)	Increase
Specialty finance debt investments	$42,568	Yield Analysis	Market Yield	12.7% - 12.7% (12.7%)	Decrease
Preferred equity investments	$39,855	Market Approach	EBITDA Multiple	12.8x - 12.8x (12.8x)	Increase
	122,927	Market Approach	Gross Profit Multiple	2.6x - 2.6x (2.6x)	Increase
	425,676	Market Approach	Revenue Multiple	0.6x - 40.0x (9.5x)	Increase
	376,340	Yield Analysis	Market Yield	13.5% - 60.0% (19.3%)	Decrease
	25,517	Recovery Analysis	Recovery Rate	22.8% - 73.0% (41.8%)	Increase
Common equity investments	$8,358	Recovery Analysis	Recovery Rate	8.4% - 8.4% (8.4%)	Increase
	107,640	Market Approach	Revenue Multiple	2.5x - 47.5x (8.5x)	Increase
	263	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
	273,930	Transaction	Transaction Price	100.0% - 343.8% (329.6%)	Increase
	87,245	Market Approach	EBITDA Multiple	5.5x - 27.8x (14.3x)	Increase
	12,760	Discounted Cash Flow Analysis	Market Yield	8.6% - 12.1% (10.4%)	Decrease
Specialty finance equity investments	$2,157	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease
	5,628	Yield Analysis	Market Yield	12.1% - 12.1% (12.1%)	Decrease
	23,080	Market Approach	Recovery Rate	111.3% - 151.8% (137.0%)	Increase
	139,904	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2026			December 31, 2025
	Net Carrying Value	Debt Issuance Costs	Fair Value	Net Carrying Value	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$987,783	$(27,217)	$987,783	$1,456,282	$(23,718)	$1,456,282
SPV Asset Facility I	692,240	(7,760)	692,240	691,602	(8,398)	691,602
SPV Asset Facility II	321,642	(3,358)	321,642	320,464	(4,536)	320,464
SPV Asset Facility III	692,936	(7,064)	692,936	613,087	(11,413)	613,087
SPV Asset Facility IV	365,839	(4,161)	365,839	194,346	(5,654)	194,346
SPV Asset Facility V	74,121	(879)	74,121	—	—	—
SPV Asset Facility VI	47,232	(2,768)	47,232	—	—	—
Athena CLO II	371,411	(3,589)	371,411	371,068	(3,932)	371,068
Athena CLO IV	237,804	(2,196)	237,804	237,654	(2,346)	237,654
Athena CLO V	298,093	(1,907)	298,093	298,072	(1,928)	298,072
June 2026 Notes	—	—	—	374,287	(713)	373,125
January 2027 Notes	299,547	(453)	297,000	298,379	(1,621)	291,750
March 2028 Notes	641,091	(5,228)	646,750	654,890	(7,811)	653,250
September 2028 Notes	74,640	(360)	75,000	74,505	(495)	75,000
April 2029 Notes	679,457	(9,028)	693,000	703,564	(11,558)	715,750
October 2029 Notes	872,739	(8,034)	879,750	—	—	—
January 2031 Notes	372,726	(8,348)	380,000	—	—	—
September 2032 Notes	144,932	(854)	147,375	—	—	—
Total Debt	$7,174,233	$(93,204)	$7,207,976	$6,288,200	$(84,123)	$6,291,450

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	3,118,875	2,108,875
Level 3	4,089,101	4,182,575
Total Debt	$7,207,976	$6,291,450
Financial Instruments Not Carried at Fair Value
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Financial Instruments” for additional disclosures related to the fair value hierarchy for derivative instruments and collateral.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of September 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	Goldman Sachs Bank USA		$700,000	$—	$(11,565)		$700,000	$14,619	$—
				$—	$(11,565)			$14,619	$—
Interest rate swaps October 2029 Notes	Regions Bank		$500,000	—	$(11,049)	—		—	—
Interest rate swaps January 2031 Notes	Regions Bank	400,000		—	(18,938)	—		—	—
Interest rate swaps September 2032 Notes	Regions Bank	150,000		—	(4,216)	—		—	—
				$—	$(34,203)			$—	$—
Interest rate swaps March 2028 Notes	SMBC Capital Markets, Inc.		$650,000	—	$(3,629)		$650,000	12,113	—
Interest rate swaps October 2029 Notes	SMBC Capital Markets, Inc.	400,000		—	(8,001)	—		—	—
				$—	$(11,630)			$12,113	$—
Total Derivatives Designated as Hedges(1)(2)				$—	$(57,398)			$26,732	$—

Derivatives not designated as hedges:
Foreign currency forward contract AUD	Goldman Sachs Bank USA	A$	12,910	$9,012	$(8,966)	A$	12,910	$8,405	$(8,616)
Foreign currency forward contract CAD	Goldman Sachs Bank USA	C$	56,106	40,873	(39,450)	C$	—	—	—
Foreign currency forward contract EUR	Goldman Sachs Bank USA		€—	—	—		€282,460	334,694	(334,694)
Foreign currency forward contract GBP	Goldman Sachs Bank USA		£—	—	—		£147,230	197,770	(198,381)
Foreign currency forward contract EUR	Royal Bank of Canada		€318,412	368,227	(363,490)		€—	—	—
Foreign currency forward contract GBP	Royal Bank of Canada		$182,090	180,802	(182,090)		$—	—	—
Foreign currency forward contract GBP	Royal Bank of Canada		£272,570	364,959	(361,723)		£—	—	—
Foreign currency forward contract CAD	SMBC Capital Markets, Inc.	C$	3,343	2,403	(2,379)	C$	—	—	—
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.		€62,371	71,989	(71,199)		€62,371	73,074	(73,889)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		£25,000	33,433	(33,178)		£12,500	16,539	(16,843)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.		$16,700	16,583	(16,700)		$—	—	—
Total Derivatives not Designated as Hedges(1)				$1,088,281	$(1,079,175)			$630,482	$(632,423)
_______________
(1)The net fair value of derivatives is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $2.7 billion and $1.4 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(57.6) million and $27.8 million, as of September 30, 2026 and December 31, 2025, respectively.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present net change in unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Investment related gains/(losses)
Derivatives designated as hedges:
Interest rate swaps March 2028 Notes	$(5,428)	$5,887	$459	$(15,742)	$16,382	$640
Interest rate swaps April 2029 Notes	(12,507)	12,964	457	(26,184)	26,637	453
Interest rate swaps October 2029 Notes	(8,001)	8,027	26	(8,001)	8,027	26
Interest rate swaps October 2029 Notes	(11,598)	11,720	122	(11,049)	11,200	151
Interest rate swaps January 2031 Notes	(12,851)	12,846	(5)	(18,938)	18,926	(12)
Interest rate swaps September 2032 Notes	(4,216)	4,214	(2)	(4,216)	4,214	(2)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$1,057			$1,256
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest rate swaps April 2029 Notes	$105	$(176)	$(71)	$7,189	$(7,492)	$(303)
Interest rate swaps March 2028 Notes	(293)	265	(28)	12,794	(13,411)	(617)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(99)			$(920)
_______________
(1)    Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The table below presents net change in unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedges:
Foreign currency forward contract AUD	$(279)	$(65)	$257	$(141)
Foreign currency forward contract CAD	293	—	1,447	—
Foreign currency forward contract EUR	(8,549)	5,957	6,342	(1,535)
Foreign currency forward contract GBP	(2,059)	3,655	3,001	(177)
Total Net Change in Unrealized Gain (Loss)(1)	$(10,594)	$9,547	$11,047	$(1,853)
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents realized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedges:
Foreign currency forward contract AUD	$214	$43	$(655)	$43
Foreign currency forward contract CAD	—	—	—	—
Foreign currency forward contract EUR	12,346	(1,497)	12,212	(1,497)
Foreign currency forward contract GBP	1,142	791	(1,095)	791
Total Net Realized Gain (Loss)(1)	$13,702	$(663)	$10,462	$(663)
_______________
(1)     Recorded and recognized as components of foreign currency transactions in the Consolidated Statements of Operations.
For the three and nine months ended September 30, 2026, the Company recognized realized gains of $13.7 million and $10.5 million, respectively, primarily related to the foreign currency forward contracts held with Goldman Sachs Bank USA. For the three and nine months ended September 30, 2025, the Company recognized a realized loss of $0.7 million and $0.7 million, respectively, primarily related to the foreign currency forward contracts held with Goldman Sachs Bank USA.
In connection with the unsecured notes, the Company has received (made) the following net periodic payments on the interest rate swaps for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
March 2028 Notes	$(10,830)	$(10,033)	$(28,712)	$(26,070)
April 2029 Notes	—	—	(22,792)	(1,627)
January 2031 Notes	207	—	207	—
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$828,733	$797,118
Delayed draw loan commitments	1,037,132	947,440
Debt commitments	$1,865,865	$1,744,558

Specialty finance equity commitments	$56,040	$41,900
Common equity commitments	5,377	8,113
Equity commitments	$61,417	$50,013

Total Unfunded Commitments	$1,927,282	$1,794,571
As of September 30, 2026, the Company believed it had adequate financial resources to cover outstanding unfunded portfolio company commitments.
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Equity Issuances
The Company has the authority to issue 1,000,000,000 common shares at $0.01 per share par value.
There were no sales of the Company’s common stock during the three and nine months ended September 30, 2026 and 2025. See “Note 13 — Merger with Blue Owl Technology Finance Corp. II” for information related to the issuance of shares of the Company’s common stock in connection with the Mergers.
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Nine Months Ended September 30, 2026(1)
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(2)	March 31, 2026	April 15, 2026	$0.35
May 5, 2026	June 30, 2026	July 15, 2026	0.35
August 4, 2026	September 30, 2026	October 15, 2026	0.35
_______________
(1)Additionally, refer to the table below for distributions declared in 2025 but paid in the nine months ended September 30, 2026.
(2)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gains.

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	0.05
June 2, 2025 (supplemental dividend)(1)	December 23, 2025	January 7, 2026	0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	0.05
August 5, 2025	September 30, 2025	October 15, 2025	0.35
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	December 23, 2025	January 7, 2026	167,569
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	March 23, 2026	April 7, 2026	205,845
February 18, 2026	March 31, 2026	April 15, 2026	1,312,666
June 2, 2025	June 22, 2026	July 7, 2026	198,641	(1)
May 5, 2026	June 30, 2026	July 15, 2026	374,211	(1)
_______________
(1) Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
2025 Stock Repurchase Program
On May 27, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management's discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. The 2025 Stock Repurchase Program terminated in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 5,192,408 shares of the Company’s common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the nine months ended September 30, 2026, repurchases under the 2026 Stock Repurchase Program were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	651,123	11.32	7,373	292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
April 1, 2026 to April 30, 2026	—	—	—	249,816
May 1, 2026 to May 31, 2026	2,159,748	10.93	23,599	226,217
June 1, 2026 to June 30, 2026	2,869,919	10.99	31,538	194,679
July 1, 2026 to July 31, 2026	—	—	—	194,679
August 1, 2026 to August 31, 2026	1,984,511	11.21	22,243	172,436
September 1, 2026 to September 30, 2026	3,015,937	10.92	32,924	139,512
	14,236,413		160,488
For the nine months ended September 30, 2025, repurchases under the 2025 Stock Repurchase Program were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 1, 2025 to September 30, 2025	614,291	$14.46	$8,880	$191,120
Note 10. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$219,257	$234,935	$153,588	$514,554
Weighted average shares of common stock outstanding—basic and diluted	456,177,660	466,720,357	460,411,307	389,912,688
Earnings (loss) per common share-basic and diluted	$0.48	$0.50	$0.33	$1.32
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

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The following table summarizes the Company’s U.S. federal and state corporate-level income tax expense/(benefit), including related U.S. federal excise tax expense/(benefit), for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. federal and state corporate-level income tax expense/(benefit)	$2,132	$2,433	$3,829	$5,931
U.S. federal excise tax expense	2,141	2,433	3,841	5,949
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. The following table presents the U.S. federal and state income tax expense/(benefit) recorded by the Company for taxable subsidiaries for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Federal and state income tax expense/(benefit) for taxable subsidiaries	$(9)	$—	$(12)	$(18)
The table below presents the net deferred tax liabilities of the Company’s taxable subsidiaries, which are significantly related to GAAP-to-tax outside basis differences in the taxable subsidiaries’ investments in certain partnership interests, for the following periods:

	As of September 30, 2026	As of December 31, 2025
Net deferred tax assets/(liabilities)	$(524)	$(797)

Blue Owl Technology Finance Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	Nine Months Ended September 30,
Capital share transactions:	2026	2025
Per share data:
Net asset value, beginning of period	$17.33	$17.09
Results of operations:
Net investment income(1)	0.96	1.00
Net realized and unrealized gain (loss)(1)(2)	(0.63)	0.32
Net increase (decrease) in net assets resulting from operations	0.33	1.32

Distributions:
Distributions declared from earnings(7)(9)	(1.20)	(1.09)
Capital share transactions:
Repurchase of common shares(7)	0.16	—
Issuance of common shares in connection with the Mergers	—	(0.05)
Total increase (decrease) in net assets	(0.71)	0.18
Net Asset Value, End of Period(8)	$16.62	$17.27

Shares outstanding, end of period	452,612,089	466,464,720
Per share market value at end of period	$9.81	$13.82
Total return, based on market value(3)	(24.5)%	(15.3)%
Total return, based on net asset value(4)	7.4%	8.4%
Ratios / Supplemental Data:
Ratio of total expenses to average net assets(5)(6)	9.7%	8.5%
Ratio of net investment income to average net assets(5)	7.6%	7.5%
Net assets, end of period	$7,522,683	$8,055,224
Weighted-average shares outstanding	460,411,307	389,912,688
Portfolio turnover rate	11.9%	14.1%
Year of formation	2018	2018
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
(6)Prior to any management fee waivers, the annualized total expenses to average net assets for the nine months ended September 30, 2026 and 2025, was 9.7% and 8.5%, respectively.
(7)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(8)Totals presented may not sum due to rounding.
(9)Includes supplemental dividends of $0.15 in total, or $0.05 per share per quarter, declared on June 2, 2025, and paid on January 7, 2026, April 7, 2026 and on July 7, 2026, see “Note 9 — Net Assets” for additional details.

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
Dividend
On November 3, 2026, the Board approved a fourth quarter dividend of $0.35 per share for stockholders of record as of December 31, 2026, payable on or before January 15, 2027.

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
Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy), and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of September 30, 2026, the Adviser and its affiliates had $162.8 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini and Matthias Ederer. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the

Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”), from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2026, the Blue Owl Credit Advisers have originated $202.71 billion aggregate principal amount of investments across multiple industries, of which $198.11 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. As of September 30, 2026, the loan-to-value ratio in our portfolio was 39.6%. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%.
As of September 30, 2026, our average investment size in each of our portfolio companies was approximately $71.6 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
As of September 30, 2026, excluding certain investments that fall outside of our typical borrower profile, debt investments, at fair value comprised 82% of our portfolio company investments; these portfolio companies had weighted average annual revenue of $936 million, weighted average annual EBITDA of $287 million, an average interest coverage of 2.1x and an average net loan-to value of 40%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2026, 96.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by us or our affiliates in connection with the offering of securities by us. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran and ongoing technology disruption, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to interest rates changes, tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. Increases in base rates and credit spreads increase the yields available on our new investments and the income generated by our existing floating rate investments.
We continue to approach this environment conservatively resulting in repayments in excess of originations for the quarter ended September 30, 2026; however, underlying credit performance remains strong, market spreads have widened, our leverage level remains low and market sentiment around software technology is beginning to moderate. We anticipate that software deal activity will remain tempered, we have ample available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards, some of which may include incumbent transactions where we often achieve enhanced economics or lender protections, and continue to invest in adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in Credit SLF and Blue Owl Leasing and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Blue Owl Cross-Strategy Opportunities 2025-1 LLC (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”). See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
For the quarter ended September 30, 2026, a substantial portion of our financings were with existing borrowers. Many of these come from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and approximately 95% of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of September 30, 2026, 82.0% of our portfolio at fair value is primarily comprised of first or second lien loans. These positions have a weighted average annual revenue of $935.8 million, weighted average annual EBITDA of $287.1 million, and a weighted average enterprise value of $6.2 billion. 12.7% of our portfolio at fair value is primarily comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.9 billion and enterprise value of $23.3 billion. These statistics exclude certain strategic portfolio transactions and investments that fall outside of our typical borrower profile, which comprise 5.3% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. We believe that our portfolio companies are well positioned to evolve as a result of developments in AI. We remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. We also participate in and evaluate cross-platform opportunities to invest in data center assets and AI-related equipment such as graphic processing units.
As of September 30, 2026, based on fair value, our portfolio consisted of 78.0% first lien senior secured debt investments (of which 57% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.4% second lien senior secured debt investments, 3.2% unsecured debt investments, 0.3% specialty finance debt investments, 6.7% preferred equity investments, 4.6% common equity investments, 3.4% specialty finance equity investments, and 0.4% joint ventures.
As of September 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 8.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.8% and 9.6%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2026, the weighted average spread of floating rate debt investments was 5.3%.
As of September 30, 2026, we had investments in 207 portfolio companies with an aggregate fair value of $14.8 billion. Our current target leverage ratio is 0.90x to 1.25x. As of September 30, 2026, we had net leverage of 0.94x debt-to-equity

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$441,246	$1,027,266
Less: Sell downs	—	(19,438)
Total new investment commitments	$441,246	$1,007,828
Principal amount of new investments funded:
First-lien senior secured debt investments	$264,748	$677,923
Second-lien senior secured debt investments	8,333	2,384
Unsecured debt investments	—	4,694
Specialty finance debt investments	—	4,859
Preferred equity investments	—	5,551
Common equity investments	15,625	17,504
Specialty finance equity investments	13,697	23,488
Joint venture investments	14,156	8,124
Total principal amount of new investments funded	$316,559	$744,527

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$78,876	$66,197

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(285,876)	$(800,957)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(8,568)
Common equity investments	(23,894)	(4,694)
Specialty finance equity investments	(24,489)	(34,123)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(334,259)	$(848,342)

Number of new investment commitments in new portfolio companies(2)	8	12
Average new investment commitment amount in new portfolio companies	$39,673	$60,942
Weighted average term for new investment commitments (in years)	3.6	6.2
Percentage of new debt investment commitments at floating rates	54.7%	98.9%
Percentage of new debt investment commitments at fixed rates	45.3%	1.1%
Weighted average interest rate of new investment commitments(3)	9.1%	8.6%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.1%	5.2%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.08% and 3.98% as of September 30, 2026 and 2025, respectively.

The table below presents our investments as of the following periods:

	September 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,738,092	$11,555,643	$10,983,810	$10,979,070
Second-lien senior secured debt investments	608,898	502,234	601,494	568,641
Unsecured debt investments	474,595	478,830	467,464	477,128
Specialty finance debt investments	42,563	42,568	37,449	37,452
Preferred equity investments	1,167,252	990,315	1,127,105	1,072,481
Common equity investments	542,607	688,504	504,733	722,100
Specialty finance equity investments	478,684	504,789	351,675	375,812
Joint ventures	54,622	51,941	53,483	53,355
Total Investments	$15,107,313	$14,814,824	$14,127,213	$14,286,039
_______________
(1)We consider 57% and 61% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2026 and December 31, 2025, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
Aerospace & Defense	2.1%	2.7%
Airlines	0.3	0.3
Air Freight & Logistics	0.6	—
Application Software	14.8	13.6
Asset Based Lending and Fund Finance (6)	0.7	0.4
Banks	—	0.3
Beverages (1)	0.0	0.0
Building Products	0.3	0.5
Buildings & Real Estate	1.3	1.3
Capital Markets	1.9	0.8
Commercial Services & Supplies	0.2	0.2
Construction & Engineering	0.2	0.2
Consumer Finance	0.4	0.5
Diversified Consumer Services	2.7	3.3
Diversified Financial Services (2)	9.8	9.8
Diversified Support Services	0.2	0.2
Entertainment	1.4	1.4
Equity Real Estate Investment Trusts (REITs)	0.8	0.8
Food & Staples Retailing	1.3	1.3
Health Care Equipment & Supplies	2.0	2.0
Health Care Providers & Services	3.0	3.4
Health Care Technology	12.3	13.9
Hotels, Restaurants & Leisure	—	0.8
Household Durables	0.5	0.6
Industrial Conglomerates	0.7	0.7
Insurance (3)	3.9	4.4
Internet & Direct Marketing Retail	1.8	2.2
IT Services	5.4	4.2
Joint Ventures(4)	0.4	0.4
Life Sciences Tools & Services	1.1	2.1
Media	0.9	0.9
Metals & Mining (1)	0.0	—
Multiline Retail	0.2	0.2
Pharmaceuticals (5)	1.7	1.0
Professional Services	6.5	6.1
Real Estate Management & Development	1.6	0.2
Road & Rail	0.1	0.1
Specialty Retail	0.9	0.8
Systems Software	17.5	17.9
Thrifts & Mortgage Finance (1)	0.0	0.0
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of September 30, 2026 or December 31, 2025, our investment rounds to less than 0.1% of the fair value of the portfolio.
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
The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
United States:
Midwest	16.4%	16.3%
Northeast	19.3	21.8
South	25.7	24.2
West	26.9	27.8
United Kingdom	6.0	5.5
Other international	5.7	4.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2026	December 31, 2025
Weighted average total yield of portfolio(1)	9.0%	8.8%
Weighted average total yield of debt and income producing securities(1)	9.8%	9.6%
Weighted average interest rate of debt securities	9.1%	9.0%
Weighted average spread over base rate of floating rate debt investments	5.3%	5.4%
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of September 30, 2026, three of our portfolio companies are on non-accrual. In the third quarter of 2026, we had one new portfolio company on non-accrual. Our average annual net gain (loss) ratio is 0.31%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$1,835,347	12.4%	$1,653,599	11.6%
2	11,591,303	78.2	11,366,623	79.6
3	1,326,993	9.0	1,185,876	8.3
4	61,181	0.4	75,251	0.5
5(1)	—	—	4,690	—
Total	$14,814,824	100.0%	$14,286,039	100.0%
_______________
(1)The investments as of December 31, 2025 round to less than 0.1% of the fair value of the portfolio.

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of September 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$14,830,655	98.2%	$14,653,969	98.9%	$14,072,889	99.6%	$14,252,460	99.8%
Non-accrual	276,658	1.8	160,855	1.1	54,324	0.4	33,579	0.2
Total	$15,107,313	100.0%	$14,814,824	100.0%	$14,127,213	100.0%	$14,286,039	100.0%
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, our commitment to Amergin AssetCo is $64.4 million, of which $21.8 million is equity and $42.6 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, our investment at fair value in BOCSO 2025 was $91.0 million and our total commitment was $91.0 million. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, and ranging in cost from $24.9 million to $187.4 million and with fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. As of September 30, 2026, the BOCSO 2025 portfolio asset class composition was 51.1% ABF — Specialty finance, 45.5% ABF — Leasing, and 3.4% ABF — Commercial Real Estate. As of September 30, 2026, our investment at fair value in BOCSO 2026 was $12.0 million and our total commitment was $12.0 million. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $0.35 billion at cost and $0.35 billion at fair value. As of September 30, 2026, the BOCSO 2026 portfolio asset class composition was 100.0% ABF — Specialty finance. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2026, our investment in Fifth Season was $139.9 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, our investment in LSI Financing DAC was $5.6 million based on fair value and our total commitment was $5.6 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, the fair value of our investment in LSI Financing LLC was $231.0 million and our total commitment was $269.4 million. We do not consolidate our equity interest in LSI Financing LLC.

Joint Ventures
Credit SLF is a joint venture between the Credit SLF Members. Credit SLF’s principal purpose is to make investments primarily in senior broadly syndicated loans to U.S. middle-market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Refer to Exhibit 99.1 for the Credit SLF Supplemental Financial Information.
Blue Owl Leasing is a joint venture between the Blue Owl Leasing Members. Blue Owl Leasing’s principal purpose is to make investments primarily in fixed-rate equipment leases and loans. These investments are generally secured by essential-use equipment and critical software. It was formed in June 2025 and made its first portfolio company investment in October 2025.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total investment income	$341,285	$322,590	$18,695	$1,005,257	$824,874	$180,383
Less: total operating expenses	208,544	189,592	18,952	560,864	430,675	130,189
Net Investment Income (Loss) Before Taxes	$132,741	$132,998	$(257)	$444,393	$394,199	$50,194
Less: Income tax expense (benefit), including excise tax expense (benefit)	2,132	2,433	(301)	3,829	5,931	(2,102)
Net Investment Income (Loss) After Taxes	$130,609	$130,565	$44	$440,564	$388,268	$52,296
Net change in unrealized gain (loss)	19,627	103,360	(83,733)	(439,936)	160,951	(600,887)
Net realized gain (loss)	69,021	1,010	68,011	152,960	(34,665)	187,625
Net Increase (Decrease) in Net Assets Resulting from Operations	$219,257	$234,935	$(15,678)	$153,588	$514,554	$(360,966)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful. In addition, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful as a result of the Mergers.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$283,352	$268,269	$15,083	$827,836	$678,858	$148,978
PIK interest income from investments	24,940	24,983	(43)	74,999	65,043	9,956
Dividend income from investments	15,699	5,995	9,704	42,967	18,746	24,221
PIK dividend income	14,277	19,412	(5,135)	49,050	49,469	(419)
Other income	3,017	3,931	(914)	10,405	12,758	(2,353)
Total Investment Income	$341,285	$322,590	$18,695	$1,005,257	$824,874	$180,383

We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Investment income increased by $18.7 million for the three months ended September 30, 2026, compared to the same period in the prior year, primarily due to an increase in dividend and interest income, partially offset by lower PIK dividend income. The increase in dividend income of $9.7 million was driven by higher dividend income from our equity investments portfolio. The increase in interest income of $15.1 million was driven by our debt portfolio growth, which at par increased from $10.9 billion as of September 30, 2025 to $12.9 billion as of September 30, 2026, driven by steady origination activity. The increases in investment income were partially offset by a decrease in the weighted average yield of our portfolio from 9.2% to 9.0% period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received and amortization of fees from unscheduled paydowns decreased to $3.4 million for the three months ended September 30, 2026 from $8.4 million for the same period in the prior year, due to a decrease in repayment activity for the period. PIK dividend income decreased to $14.3 million from $19.4 million period-over-period, driven by certain equity investments being placed on non-accrual. PIK income as a percentage of total investment income decreased to 11.5% for the three months ended September 30, 2026 from 13.8% in the prior year period, primarily driven by an increase in total investment income relative to PIK interest income. Other income remained relatively flat period-over-period. Other income includes incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Investment income increased by $180.4 million for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to an increase in interest income, dividend income and PIK interest income, partially offset by a decrease in PIK dividend income and other income. Interest income increased by $149.0 million as a result of our debt portfolio growth following the Mergers, which were completed in March of 2025, as well as steady origination activity. Our debt portfolio at par increased from $10.9 billion as of September 30, 2025 to $12.9 billion as of September 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns decreased to $11.7 million for the nine months ended September 30, 2026 from $20.2 million for the same period in prior year due to a decrease in repayment activity for the period. Dividend income increased by $24.2 million, year-over-year, primarily due to an increase in our equity investments, as a result of growth in our strategic equity investments. The increases in investment income were partially offset by a decrease in the weighted average yield of our portfolio from 9.2% to 9.0% period-over-period. PIK dividend income as a percentage of total investment income decreased to 4.9% for the nine months ended September 30, 2026 from 6.0% for the nine months ended September 30, 2025. PIK interest income increased by $10.0 million period-over-period, however as a percentage of total income it decreased to 7.5% for the nine months ended September 30, 2026 from 7.9% for the nine months ended September 30, 2025, primarily due to an increase in total investment income relative to PIK interest income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$117,295	$85,427	$31,868	$329,911	$224,440	$105,471
Management fee, net(1)	56,147	47,970	8,177	164,008	96,386	67,622
Incentive fees	27,457	49,737	(22,280)	46,088	87,230	(41,142)
Professional fees	3,332	2,938	394	9,163	9,147	16
Listing advisory fees	—	—	—	—	4,821	(4,821)
Directors' fees	483	259	224	1,177	832	345
Other general and administrative	3,830	3,261	569	10,517	7,819	2,698
Total Expenses	$208,544	$189,592	18,952	$560,864	$430,675	130,189
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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total expenses increased by $19.0 million for the three months ended September 30, 2026, as compared to the prior year period, primarily due to increases in interest expense and management fees. The $31.9 million increase in interest expense was driven by an increase in average daily borrowings to $7.4 billion from $5.0 billion, primarily due to new borrowings, which was partially offset by a decrease in our average interest rate to 5.9% from 6.4% period-over-period. Management fees increased by $8.2 million due to an increase in total assets. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total expenses increased by $130.2 million for the nine months ended September 30, 2026, as compared to the prior year period, primarily due to increases in interest expense and management fees, partially offset by non-recurring listing advisory fees year-over-year. The increase in interest expense was driven by an increase in average daily borrowings to $7.1 billion from $4.5 billion, primarily due to the assumption of OTF II’s debt facilities and new borrowings, partially offset by a decrease in the average interest rate to 5.8% from 6.1%, period-over-period. Management fees increased due to an increase in the management fee rate as a result of our public listing on June 12, 2025. These increases in expenses were partially offset by a decrease in performance based incentive fees of $41.1 million primarily due to unrealized depreciation in our investment portfolio. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. As of September 30, 2026, we have generated undistributed taxable earnings “spillover” of $0.35 per share. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three months ended September 30, 2026 and 2025, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $2.1 million and $2.4 million, including U.S. federal excise tax expense of $2.1 million and $2.4 million, respectively.
For the nine months ended September 30, 2026 and 2025, we recorded U.S. federal and state corporate-level income tax expense/(benefit) of $3.8 million and $5.9 million, including U.S. federal excise tax expense of $3.8 million and $5.9 million, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended September 30, 2026, we recorded U.S. federal and state income tax expense/(benefit) of $(9.0) thousand and for the nine months ended September 30, 2026, we recorded U.S. federal and state income tax expense/(benefit) of $(12.0) thousand. For the three months ended September 30, 2025, the Company did not record a U.S. federal and state income tax expense/(benefit), for taxable subsidiaries. For the nine months ended September 30, 2025, the Company recorded U.S. federal and state income tax expense/(benefit) of $(18.0) thousand.
We recorded a net deferred tax liability of $0.5 million as of September 30, 2026, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax liability of $0.8 million for taxable subsidiaries as of December 31, 2025.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$32,630	$100,674	$(68,044)	$(430,455)	$133,140	$(563,595)
Net change in translation of assets and liabilities in foreign currencies and other transactions	(13,227)	2,686	(15,913)	(9,784)	28,654	(38,438)
Income tax (provision) benefit	224	—	224	303	(843)	1,146
Net Change in Unrealized Gain (Loss)	$19,627	$103,360	$(83,733)	$(439,936)	$160,951	$(600,887)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, the net unrealized gain was primarily driven by increases in the fair values of certain of our equity and debt investments, partially offset by reversals of prior period unrealized gains that were realized during the period related to exited investments. As of September 30, 2026, the fair value of our debt investments as a percentage of principal was 97.5%, as compared to 99.2% as of September 30, 2025. For the three months ended September 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	For the Three Months Ended September 30, 2026	Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)		($ in millions)
Revolut Ribbit Holdings, LLC(1)	$24.2	Securiti, Inc.(2)	$51.7
Nscale Global Holdings Limited	19.4	Revolut Ribbit Holdings, LLC(1)	38.5
Zendesk, Inc.	6.8	Space Exploration Technologies Corp.	13.5
Peraton Corp.	6.4	Signifyd Inc.(2)	4.4
Proofpoint, Inc.	5.0	BCTO WIW Holdings, Inc. (dba When I Work)	4.1
Stripe Blue Owl Holdings LLC(1)	4.8	Elliott Alto Co-Investor Aggregator L.P.	3.7
Pluralsight, LLC(2)	(6.0)	Excalibur CombineCo, L.P.	(7.2)
Acquia Inc.	(6.2)	SalesLoft, Inc.	(7.8)
Storable, Inc.	(8.0)	Peraton Corp.	(8.8)
Space Exploration Technologies Corp.	(85.7)	Pluralsight, LLC(2)	(9.9)
Remaining portfolio companies	71.8	Remaining portfolio companies	18.5
Total	$32.5	Total	$100.7
_______________
(1) Portfolio company is a controlled, affiliated investment.
(2) Portfolio company is a non-controlled, affiliated investment.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, the net unrealized loss was primarily driven by decreases in the fair value of certain of our equity and debt investments and reversals of prior period unrealized gains that were realized during the period related to exited investments, partially offset by increases in the fair values of certain of our equity and debt investments. As of September 30, 2026, the fair value of our debt investments as a percentage of principal was 97.5%, as compared to 99.2% as of September 30, 2025. For the nine months ended September 30, 2025, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with reversals of prior period unrealized losses that were realized during the period related to exited investments, partially offset by increases in the fair value of certain of our debt and equity investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the period consisted of the following:

Portfolio Company	For the Nine Months Ended September 30, 2026	Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)		($ in millions)
Help HP SCF Investor, LP(2)	$(62.5)	Securiti, Inc.(2)	$55.2
Excalibur CombineCo, L.P.	(54.1)	Revolut Ribbit Holdings, LLC(1)	53.2
Kaseya Inc.	(50.3)	Space Exploration Technologies Corp.	18.3
Space Exploration Technologies Corp.	(50.3)	Signifyd Inc.(2)	14.4
Cornerstone OnDemand, Inc.	(43.0)	E2Open Parent Holdings, Inc.	13.1
Signifyd Inc.(2)	(40.1)	Cornerstone OnDemand, Inc.	10.6
Pluralsight, LLC(2)	(36.4)	Ivanti Software, Inc.	9.1
Barracuda Parent, LLC	(27.8)	Pluralsight, LLC(2)	(11.0)
Nscale Global Holdings Limited	29.2	SalesLoft, Inc.	(17.7)
Revolut Ribbit Holdings, LLC(1)	80.4	Peraton Corp.	(18.3)
Remaining portfolio companies	(175.6)	Remaining portfolio companies	6.2
Total	$(430.5)	Total	$133.1
_______________
(1) Portfolio company is a controlled, affiliated investment.
(2) Portfolio company is a non-controlled, affiliated investment.
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods were:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$53,696	$(2,153)	$55,849	$137,994	$(12,412)	$150,406
Net realized gain (loss) on foreign currency transactions	15,325	3,163	12,162	14,966	(22,253)	37,219
Net Realized Gain (Loss)	$69,021	$1,010	$68,011	$152,960	$(34,665)	$187,625
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026 and 2025, we recognized net realized gains on investments of $53.7 million and losses on investments of $2.2 million, respectively, primarily driven by sales of certain of our equity investments. We realized net gains of $15.3 million and $3.2 million on foreign currency transactions for the three months ended September 30, 2026 and 2025, respectively, primarily as a result of fluctuations in the EUR exchange rates versus USD.

The tables below present the largest contributors to the realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2026
($ in millions)
Space Exploration Technologies Corp.	$49.1
BEHP Co-Investor II, L.P.	4.1
WP Irving Co-Invest, L.P.	3.0
Blackhawk Network Holdings, Inc.	(0.3)
Capital One Financial Corp	(2.1)
Remaining portfolio companies	(0.1)
Total	$53.7

Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)
BCTO WIW Holdings, Inc. (dba When I Work)	$(2.3)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	0.1
Total	$(2.2)

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 and 2025, we recognized net realized gains on investments of $138.0 million and losses on investments of $12.4 million, respectively, primarily driven by sales of certain of our equity investments. For the nine months ended September 30, 2026 and 2025, we realized net gains of $15.0 million and losses of $22.3 million on foreign currency transactions, respectively, primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD.
The tables below present the largest contributors to the realized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2026
($ in millions)
Space Exploration Technologies Corp.	$166.4
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	7.3
Brex, Inc.	7.1
BEHP Co-Investor II, L.P.	4.1
WP Irving Co-Invest, L.P.	3.0
Boxer Parent Company Inc. (f/k/a BMC)	(1.7)
Capital One Financial Corp	(2.1)
Dodge Construction Network Holdings, L.P.	(2.9)
Replicated, Inc.	(17.8)
Walker Edison Furniture Company LLC(1)	(25.2)
Remaining portfolio companies	(0.2)
Total	$138.0
_______________
(1) Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)
Klaviyo, Inc.	$14.0
E2Open Parent Holdings, Inc.	(12.2)
Ivanti Software, Inc.	(12.1)
BCTO WIW Holdings, Inc. (dba When I Work)	(2.3)
Remaining portfolio companies	0.2
Total	$(12.4)
Realized Gross Internal Rate of Return
Since we began investing in 2018 through September 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.2% based on total capital invested of $8.9 billion and total proceeds from these exited investments of $10.7 billion.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, our asset coverage was 201% and 226%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of September 30, 2026, cash, taken together with our available debt capacity of $1.98 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2026, we had $0.22 billion in cash and restricted cash. During the nine months ended September 30, 2026, $0.33 billion in cash was used in operating activities, primarily as a result of funding portfolio investments of $2.45 billion offset by sell downs and repayments of $1.73 billion, PIK interest and dividend collections of $0.04 billion and other operating activity of $0.35 billion. Lastly, cash provided by financing activities was $0.27 billion during the period, primarily from net borrowings of $0.98 billion on debt, partly offset by distributions of $0.52 billion paid to our shareholders, as well as share repurchases of $0.16 billion.
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
In connection with the Exchange Listing, shares of our common stock were subject to certain restricted periods all of which have expired.

Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Nine Months Ended September 30, 2026(1)
Date Declared	Record Date	Payment Date	Distribution per Share
February 18, 2026(2)	March 31, 2026	April 15, 2026	$0.35
May 5, 2026	June 30, 2026	July 15, 2026	0.35
August 4, 2026	September 30, 2026	October 15, 2026	0.35
_______________
(1)Additionally, refer to the table below for distributions declared in 2025 but paid in the nine months ended September 30, 2026.
(2)Expected to be paid or was partially paid from sources other than ordinary income, including long-term capital gain.

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2025	March 17, 2025	March 18, 2025	$0.34
June 2, 2025	June 30, 2025	July 15, 2025	0.35
June 2, 2025 (supplemental dividend)	September 22, 2025	October 7, 2025	0.05
June 2, 2025 (supplemental dividend)(1)	December 23, 2025	January 7, 2026	0.05
June 2, 2025 (supplemental dividend)	March 23, 2026	April 7, 2026	0.05
June 2, 2025 (supplemental dividend)	June 22, 2026	July 7, 2026	0.05
June 2, 2025 (supplemental dividend)	September 21, 2026	October 6, 2026	0.05
August 5, 2025	September 30, 2025	October 15, 2025	0.35
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

The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Shares
June 2, 2025	December 23, 2025	January 7, 2026	167,569
November 5, 2025	December 31, 2025	January 15, 2026	1,114,799
June 2, 2025	March 23, 2026	April 7, 2026	205,845
February 18, 2026	March 31, 2026	April 15, 2026	1,312,666
June 2, 2025	June 22, 2026	July 7, 2026	198,641	(1)
May 5, 2026	June 30, 2026	July 15, 2026	374,211	(1)
_______________
(1) Shares purchased in the open market in order to satisfy dividends reinvested under the Company’s dividend reinvestment program.

	For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Shares
October 1, 2024	December 31, 2024	January 31, 2025	1,098,294
March 14, 2025	March 17, 2025	March 18, 2025	1,131,018
June 2, 2025	June 30, 2025	July 15, 2025	1,952,428
2025 Stock Repurchase Program
On May 27, 2025, the Board approved a repurchase program (the “2025 Stock Repurchase Program”) under which the Company could repurchase up to $200 million of its outstanding common stock. Under the 2025 Stock Repurchase Program, purchases were made at management’s discretion from time to time in open-market transactions, in accordance with applicable securities laws and regulations. The 2025 Stock Repurchase Program terminated in connection with the entry into the 2026 Stock Repurchase Program, as defined below. As of the program termination date, 5,192,408 shares of our common stock have been repurchased pursuant to the 2025 Stock Repurchase Program for approximately $73.4 million. No shares were repurchased in 2026 under the 2025 Stock Repurchase Program.
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
In the nine months ended September 30, 2026, we had the following repurchase activity:

Period ($ in thousands, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$—
February 1, 2026 to February 28, 2026	651,123	11.32	7,373	292,627
March 1, 2026 to March 31, 2026	3,555,175	12.04	42,811	249,816
April 1, 2026 to April 30, 2026	—	—	—	249,816
May 1, 2026 to May 31, 2026	2,159,748	10.93	23,599	226,217
June 1, 2026 to June 30, 2026	2,869,919	10.99	31,538	194,679
July 1, 2026 to July 31, 2026	—	—	—	194,679
August 1, 2026 to August 31, 2026	1,984,511	11.21	22,243	172,436
September 1, 2026 to September 30, 2026	3,015,937	10.92	32,924	139,512
	14,236,413		$160,488
For the nine months ended September 30, 2025, repurchases under the 2025 Stock Repurchase Program were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 1, 2025 to September 30, 2025	614,291	$14.46	$8,880	$191,120
Debt
As of September 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

		September 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	June 16, 2031	$2,675,000	$1,015,000	$1,656,983	$1,656,983	$(27,217)	$987,783
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	—	(7,760)	692,240
SPV Asset Facility II	November 16, 2030	400,000	325,000	75,000	58,338	(3,358)	321,642
SPV Asset Facility III	December 11, 2035	1,100,000	700,000	400,000	18,884	(7,064)	692,936
SPV Asset Facility IV	October 30, 2030	500,000	370,000	130,000	130,000	(4,161)	365,839
SPV Asset Facility V	May 21, 2031	250,000	75,000	175,000	93,727	(879)	74,121
SPV Asset Facility VI	August 14, 2036	250,000	50,000	200,000	25,024	(2,768)	47,232
Athena CLO II	January 18, 2039	375,000	375,000	—	—	(3,589)	371,411
Athena CLO IV	July 20, 2037	240,000	240,000	—	—	(2,196)	237,804
Athena CLO V	October 15, 2038	300,000	300,000	—	—	(1,907)	298,093
January 2027 Notes	January 15, 2027	300,000	300,000	—	—	(453)	299,547
March 2028 Notes(3)	March 15, 2028	650,000	650,000	—	—	(5,228)	641,091
September 2028 Notes	September 27, 2028	75,000	75,000	—	—	(360)	74,640
April 2029 Notes(3)	April 4, 2029	700,000	700,000	—	—	(9,028)	679,457
October 2029 Notes(3)	October 15, 2029	900,000	900,000	—	—	(8,034)	872,739
January 2031 Notes(3)	January 23, 2031	400,000	400,000	—	—	(8,348)	372,726
September 2032 Notes(3)	September 3, 2032	150,000	150,000	—	—	(854)	144,932
Total Debt		$9,965,000	$7,325,000	$2,636,983	$1,982,956	$(93,204)	$7,174,233
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of September 30, 2026, the Company's Revolving Credit Facility borrowing base value was $5.39 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.

		December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(5)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	December 20, 2029	$2,675,000	$1,480,000	$1,191,983	$1,191,983	$(23,718)	$1,456,282
SPV Asset Facility I	October 30, 2035	700,000	700,000	—	—	(8,398)	691,602
SPV Asset Facility II	November 16, 2030	400,000	325,000	75,000	75,000	(4,536)	320,464
SPV Asset Facility III	December 11, 2035	1,100,000	624,500	475,500	64,924	(11,413)	613,087
SPV Asset Facility IV	October 30, 2030	500,000	200,000	300,000	116,062	(5,654)	194,346
Athena CLO II	January 18, 2039	375,000	375,000	—	—	(3,932)	371,068
Athena CLO IV	July 20, 2037	240,000	240,000	—	—	(2,346)	237,654
Athena CLO V	October 15, 2038	300,000	300,000	—	—	(1,928)	298,072
June 2026 Notes	June 17, 2026	375,000	375,000	—	—	(713)	374,287
January 2027 Notes	January 15, 2027	300,000	300,000	—	—	(1,621)	298,379
March 2028 Notes(3)	March 15, 2028	650,000	650,000	—	—	(7,811)	654,890
September 2028 Notes	September 27, 2028	75,000	75,000	—	—	(495)	74,505
April 2029 Notes(3)	April 4, 2029	700,000	700,000	—	—	(11,558)	703,564
Total Debt		$8,390,000	$6,344,500	$2,042,483	$1,447,969	$(84,123)	$6,288,200
_______________
(1)The amount available reflects any limitations related to each credit facility's borrowing base.
(2)The amount available and unused portion are reduced by $3.0 million of outstanding letters of credit.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)As of December 31, 2025, the Company's Revolving Credit Facility borrowing base value was $5.57 billion excluding cash.
(5)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$109,864	$79,922	$306,908	$207,056
Amortization of debt issuance costs, net	8,488	5,406	24,259	16,464
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(1,057)	99	(1,256)	920
Total Interest Expense	$117,295	$85,427	$329,911	$224,440
Average interest rate	5.9%	6.4%	5.8%	6.1%
Average daily borrowings	$7,389,538	$4,998,522	$7,081,766	$4,520,054
_______________
(1)Refer to “Note 5 — Debt — March 2028 Notes, April 2029 Notes, October 2029 Notes, January 2031 Notes and September 2032 Notes” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on each facility’s interest rate swaps.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2026 (Unaudited)	$1,015.0	$2,008.4	—	N/A
December 31, 2025	1,480.0	2,259.2	—	N/A
December 31, 2024	313.0	2,200.6	—	N/A
December 31, 2023	343.4	2,165.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	705.9	2,057.3	—	N/A
December 31, 2021	650.8	2,309.9	—	N/A
December 31, 2020	68.3	1,905.6	—	N/A
December 31, 2019	185.0	1,934.6	—	N/A
Subscription Credit Facility(5)
December 31, 2021	$—	$2,309.9	—	N/A
December 31, 2020	105.8	1,905.6	—	N/A
December 31, 2019	645.7	1,934.6	—	N/A
December 31, 2018	300.0	1,954.6	—	N/A
SPV Asset Facility I
September 30, 2026 (Unaudited)	$700.0	$2,008.4	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
December 31, 2024	600.0	2,200.6	—	N/A
December 31, 2023	600.0	2,165.0	—	N/A
December 31, 2022	450.0	2,057.3	—	N/A
December 31, 2021	290.0	2,309.9	—	N/A
December 31, 2020	290.0	1,905.6	—	N/A
SPV Asset Facility II
September 30, 2026 (Unaudited)	$325.0	$2,008.4	—	N/A
December 31, 2025	325.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	—	2,309.9	—	N/A
SPV Asset Facility III
September 30, 2026 (Unaudited)	$700.0	$2,008.4	—	N/A
December 31, 2025	624.5	2,259.2	—	N/A
SPV Asset Facility IV
September 30, 2026 (Unaudited)	$370.0	$2,008.4	—	N/A
December 31, 2025	200.0	2,259.2	—	N/A
SPV Asset Facility V
September 30, 2026 (Unaudited)	$75.0	$2,008.4	—	N/A
SPV Asset Facility VI
September 30, 2026 (Unaudited)	$50.0	$2,008.4	—	N/A
CLO 2020-1(6)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	204.0	2,200.6	—	N/A
December 31, 2023	204.0	2,165.0	—	N/A
December 31, 2022	200.0	2,057.3	—	N/A
December 31, 2021	200.0	2,309.9	—	N/A
December 31, 2020	200.0	1,905.6	—	N/A
Athena CLO II
September 30, 2026 (Unaudited)	$375.0	$2,008.4	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
Athena CLO IV
September 30, 2026 (Unaudited)	$240.0	$2,008.4	—	N/A
December 31, 2025	240.0	2,259.2	—	N/A
Athena CLO V

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
September 30, 2026 (Unaudited)	$300.0	$2,008.4	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
June 2025 Notes(7)
December 31, 2025	$—	$2,259.2	—	N/A
December 31, 2024	210.0	2,200.6	—	N/A
December 31, 2023	210.0	2,165.0	—	N/A
December 31, 2022	210.0	2,057.3	—	N/A
December 31, 2021	210.0	2,309.9	—	N/A
December 31, 2020	210.0	1,905.6	—	N/A
December 2025 Notes(8)
December 31, 2025	—	$2,259.2	—	N/A
December 31, 2024	650.0	2,200.6	—	N/A
December 31, 2023	650.0	2,165.0	—	N/A
December 31, 2022	650.0	2,057.3	—	N/A
December 31, 2021	650.0	2,309.9	—	N/A
December 31, 2020	400.0	1,905.6	—	N/A
June 2026 Notes(9)
September 30, 2026 (Unaudited)	$—	$2,008.4	—	N/A
December 31, 2025	375.0	2,259.2	—	N/A
December 31, 2024	375.0	2,200.6	—	N/A
December 31, 2023	375.0	2,165.0	—	N/A
December 31, 2022	375.0	2,057.3	—	N/A
December 31, 2021	375.0	2,309.9	—	N/A
December 31, 2020	375.0	1,905.6	—	N/A
January 2027 Notes
September 30, 2026 (Unaudited)	$300.0	$2,008.4	—	N/A
December 31, 2025	300.0	2,259.2	—	N/A
December 31, 2024	300.0	2,200.6	—	N/A
December 31, 2023	300.0	2,165.0	—	N/A
December 31, 2022	300.0	2,057.3	—	N/A
December 31, 2021	300.0	2,309.9	—	N/A
March 2028 Notes
September 30, 2026 (Unaudited)	$650.0	$2,008.4	—	N/A
December 31, 2025	650.0	2,259.2	—	N/A
September 2028 Notes
September 30, 2026 (Unaudited)	$75.0	$2,008.4	—	N/A
December 31, 2025	75.0	2,259.2	—	N/A
April 2029 Notes
September 30, 2026 (Unaudited)	$700.0	$2,008.4	—	N/A
December 31, 2025	700.0	2,259.2	—	N/A
October 2029 Notes
September 30, 2026 (Unaudited)	$900.0	$2,008.4	—	N/A
January 2031 Notes
September 30, 2026 (Unaudited)	$400.0	$2,008.4	—	N/A
September 2032 Notes

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
September 30, 2026 (Unaudited)	$150.0	$2,008.4	—	N/A
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
(9)On June 17, 2026, we repaid in full all $375,000,000 in aggregate principal amount of the June 2026 Notes plus the accrued interest thereon through, but excluding, June 17, 2026.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$828,733	$797,118
Delayed draw loan commitments	1,037,132	947,440
Debt commitments	$1,865,865	$1,744,558

Specialty finance equity commitments	$56,040	$41,900
Common equity commitments	5,377	8,113
Equity commitments	61,417	50,013
Total Unfunded Commitments	$1,927,282	$1,794,571
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
Additionally, we invest in Credit SLF, Blue Owl Leasing and LSI Financing LLC, controlled affiliated investments, and Amergin AssetCo, BOCSO 2025, BOCSO 2026, Fifth Season and LSI Financing DAC, which are non-controlled affiliated investments, as defined in the 1940 Act.
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
We apply the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
We have evaluated subsequent events through the date of issuance of these consolidated financial statements and determined there are no subsequent events to disclose except for the following:
Dividend
On November 3, 2026, the Board approved a fourth quarter dividend of $0.35 per share for stockholders of record as of December 31, 2026, payable on or before January 15, 2027.

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
As of September 30, 2026, 96.1% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with a floor of 0%. Our unsecured notes bear interest at fixed rates. The March 2028 Notes, April 2029 Notes, October 2029 Notes, January 2031 Notes and September 2032 Notes are hedged against interest rate swap instruments. All of our CLOs bear interest at variable rates with a floor of 0%, except for Athena CLO IV, which bears interest at fixed and variable rates with a floor of 0%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$374,717	$208,500	$166,217
Up 200 basis points	249,811	139,000	110,811
Up 100 basis points	124,906	69,500	55,406
Down 100 basis points	(124,906)	(69,500)	(55,406)
Down 200 basis points	(249,577)	(139,000)	(110,577)
Down 300 basis points	(370,333)	(208,500)	(161,833)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations.
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serve as the Company's principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June and July of 2026, three derivative actions were brought in the United States District Courts for the Southern District of New York and the District of Maryland on behalf of the Company by purported shareholders of the Company, each of which allege that the Adviser received excessive advisory fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. One of the actions also names certain directors and officers of Blue Owl as additional defendants. In August 2026, the actions originally filed in the District of Maryland were transferred to the Southern District of New York. On September 24, 2026, all three actions against the Adviser were consolidated. Each of these Section 36(b) actions seeks recovery of the allegedly excessive fees, injunctive relief, costs and rescission of the Investment Advisory Agreements. These actions are in their preliminary stages.
On October 5, 2026, Randy Lewis, a purported former shareholder of OTF II, filed a complaint in New York State Supreme Court in New York County, on behalf of himself and a purported class of former OTF II shareholders. Plaintiff Lewis asserts claims against the Company, certain of its current officers and directors and the Adviser alleging violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly false and misleading statements in the Company’s registration and offering materials issued in connection with the March 24, 2025 merger of OTF II into the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the quarter ended September 30, 2026, other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.
For the quarter ended September 30, 2026, pursuant to our dividend reinvestment plan, we issued 572,852 shares of our common stock in the open market, at a weighted average price of $10.41 per share, for distribution to stockholders of record as of June 30, 2026 and June 22, 2026, for the second quarter dividend, that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2023)
10.1
Credit Agreement, dated August 14, 2026, among Athena Funding IV LLC, as Borrower, Natixis, New York Branch, as Administrative Agent, The Bank of New York Mellon Trust Company, National Association, as Collateral Agent, Collateral Administrator, Custodian and Collateral Custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 20, 2026)

10.2
Master Note Purchase Agreement, dated September 3, 2026, between Blue Owl Technology Finance Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 4, 2026)

10.3
First Amendment to Loan Financing and Servicing Agreement, dated as of September 11, 2026, among Athena Funding III LLC, as Borrower, Blue Owl Technology Finance Corp., as Equityholder and as Services Provider, Deutsche Bank AG, New York Branch, as Facility Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2026)

21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2026
99.2*	Supplemental Financial Information of Blue Owl Leasing LLC (Unaudited) as of and for the period ended September 30, 2026
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp.

Date: November 4, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp.

Date: November 4, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer